Form 10-Q
period 2021-03-31
Compass, Inc.
filed 2021-05-13
CIK 1563190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40291

COMPASS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	30-0751604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Fifth Avenue, 3rd Floor New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)

(212) 913-9058

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.00001 par value per share	COMP	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2021, there were 393,973,089 shares of the registrant’s common stock outstanding.

Compass, Inc.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Compass,” “Company,” “our,” “us,” and “we” and similar references refer to Compass, Inc. and its wholly-owned subsidiaries.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.compass.com), filings we make with the Securities and Exchange Commission, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

From time to time, we intend to announce material information to the public through filings with the Securities and Exchange Commission, or the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, and our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin).

Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, and potential impacts of the COVID-19 pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, rate of growth, operating expenses including changes in sales and marketing, research and development, and general and administrative expenses (including any components of the foregoing) and our ability to achieve and sustain future profitability;

•	any changes in macroeconomic conditions and in U.S. residential real estate market conditions, including changes in prevailing interest rates or monetary policies;

•	the effects of the ongoing COVID-19 coronavirus pandemic in the markets in which we operate;

•	our business plan and our ability to effectively manage our expenses or grow our revenue;

•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•	our ability to drive ongoing usage of our platform by agents;

•	our market opportunity;

•	our ability to expand into new domestic and international markets;

•	our ability to successfully develop and market our adjacent services;

•	our ability to attract and retain agents and expand their businesses;

•	beliefs and objectives for future operations;

•	the timing and market acceptance of our products and services for Compass agents and clients, including new products and services offered by us or our competitors;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	our ability to maintain, protect, and enhance our intellectual property;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and, if and as applicable, internationally; and

•	economic and industry trends, growth forecasts, or trend analysis.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and the impact of the COVID-19 pandemic. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, which we refer to as the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Quarterly Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Compass, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$329.6	$440.1
Accounts receivable, net of allowance of $8.4 and $8.1, respectively	58.3	54.8
Compass Concierge receivables, net of allowance of $16.9 and $17.2, respectively	48.3	49.5
Other current assets	66.0	54.9

Total current assets	502.2	599.3
Property and equipment, net	144.2	141.7
Operating lease right-of-use assets	436.6	426.6
Intangible assets, net	79.2	45.6
Goodwill	154.5	119.8
Other non-current assets	50.5	32.1

Total assets	$1,367.2	$1,365.1

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$39.9	$36.6
Commissions payable	55.3	62.0
Accrued expenses and other current liabilities	128.2	106.8
Current lease liabilities	73.3	68.1
Concierge credit facility	10.2	8.4

Total current liabilities	306.9	281.9
Non-current lease liabilities	441.8	435.9
Other non-current liabilities	26.7	23.5

Total liabilities	775.4	741.3

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00001 par value, 237,047,550 and 246,430,170 shares authorized at March 31, 2021 and December 31, 2020, respectively; 221,127,100 and 237,047,550 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,419.1	1,486.7
Stockholders’ Deficit
Common stock, $0.00001 par value, 1,371,373,770 and 700,754,910 shares authorized at March 31, 2021 and December 31, 2020, respectively; 146,102,070 and 125,221,900 shares issued at March 31, 2021 and December 31, 2020, respectively; 143,852,070 and 122,971,900 shares outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	486.0	238.0
Accumulated deficit	(1,313.3)	(1,100.9)

Total stockholders’ deficit	(827.3)	(862.9)

Total liabilities, convertible preferred stock and stockholders’ deficit	$1,367.2	$1,365.1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.

Condensed Consolidated Statements of Operations

(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,113.9	$619.9
Operating expenses:
Commissions and other related expense	942.2	508.8
Sales and marketing	111.3	106.5
Operations and support	70.0	61.1
Research and development	96.6	38.8
General and administrative	92.9	26.5
Depreciation and amortization	13.5	12.4

Total operating expenses	1,326.5	754.1

Loss from operations	(212.6)	(134.2)
Investment income, net	—	1.5
Interest expense	(0.5)	—

Loss before income taxes	(213.1)	(132.7)
Benefit from income taxes	0.7	—

Net loss	$(212.4)	$(132.7)

Net loss per share attributable to common stockholders, basic and diluted	$(1.67)	$(1.22)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	126,917,284	108,764,426

The accompanying footnotes are an integral part of these condensed consolidated financial statements

Compass, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
For the three months ended March 31, 2021:
Balances at January 1, 2021	237,047,550	$1,486.7	122,971,900	$—	$238.0	$—	$(1,100.9)	$(862.9)
Net loss	—	—	—	—	—	—	(212.4)	(212.4)
Issuance of shares in connection with acquisition	—	—	249,230	—	4.3	—	—	4.3
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	—	67.6
Exercise of stock options	—	—	3,972,930	—	9.9	—	—	9.9
Early exercise of stock options	—	—	737,560	—	—	—	—	—
Vesting of early exercised of stock options	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	165.0	—	—	165.0

Balances at March 31, 2021	221,127,100	$1,419.1	143,852,070	$—	$486.0	$—	$(1,313.3)	$(827.3)

For the three months ended March 31, 2020:
Balances at January 1, 2020	246,365,350	$1,525.7	109,294,060	$—	$143.4	$0.1	$(825.1)	$(681.6)
Cumulative change in accounting principle (ASU 2016-13)	—	—	—	—	—	—	(5.6)	(5.6)
Net loss	—	—	—	—	—	—	(132.7)	(132.7)
Issuance of shares in connection with acquisitions	—	—	221,390	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs	64,820	1.0	—	—	—	—	—	—
Exercise of stock options	—	—	202,460	—	0.2	—	—	0.2
Stock-based compensation	—	—	—	—	11.1	—	—	11.1

Balances at March 31, 2020	246,430,170	$1,526.7	109,717,910	$—	$154.7	$0.1	$(963.4)	$(808.6)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(212.4)	$(132.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13.5	12.4
Stock-based compensation	167.5	11.1
Change in acquisition related contingent consideration	(3.2)	0.7
Bad debt expense	3.0	6.3
Amortization of debt issuance costs	0.3	—
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	(8.1)
Compass Concierge receivables	(0.7)	(60.8)
Other current assets	(10.7)	3.8
Other non-current assets	(7.4)	(4.2)
Operating lease right-of-use assets and operating lease liabilities	1.1	11.8
Accounts payable	(3.9)	(5.4)
Commissions payable	(7.9)	1.5
Accrued expenses and other liabilities	15.5	(4.1)

Net cash used in operating activities	(47.3)	(167.7)

Investing Activities
Proceeds from sales and maturities of marketable securities	—	17.3
Capital expenditures	(10.0)	(9.3)
Payments for acquisitions, net of cash acquired	(59.2)	(0.3)

Net cash (used in) provided by investing activities	(69.2)	7.7

Financing Activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1.0
Proceeds from exercise and early exercise of stock options	14.4	0.2
Proceeds from drawdowns on Concierge credit facility	6.3	—
Repayments of drawdowns on Concierge credit facility	(4.5)	—
Payments of contingent consideration related to acquisitions	(6.3)	—
Payments of debt issuance costs for the Revolving Credit and Guaranty Agreement	(1.4)	—
Payments of deferred offering costs	(2.5)	—

Net cash provided by financing activities	6.0	1.2

Net decrease in cash and cash equivalents	(110.5)	(158.8)
Cash and cash equivalents at beginning of period	440.1	491.7

Cash and cash equivalents at end of period	$329.6	$332.9

Supplemental disclosures of cash flow information:
Cash paid for interest	$0.1	$—
Supplemental non-cash information:
Issuance of common stock for acquisitions	$4.3	$—

Property and equipment included in accounts payable	$1.6	$—

Accrued consideration related to acquisitions	$13.0	$—

Conversion of Series D convertible preferred stock	$67.6	$—

Accrued deferred offering costs	$6.7	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Business and Basis of Presentation

Description of the Business

Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.

Compass provides an end-to-end platform that empowers its residential real estate agents to deliver exceptional service to seller and buyer clients. The Company’s platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry which enables the Company’s core brokerage services. The platform also uses proprietary data, analytics, AI, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.

The Company’s agents are independent contractors who affiliate their real estate licenses with Compass, operating their businesses on Compass’s platform and under the Compass brand. The Company generates revenue from clients through its agents by assisting home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, like title and escrow services, which comprise a smaller portion of the Company’s revenue to date. The Company currently generates substantially all of its revenue from commissions paid by clients at the time that a home is transacted.

Stock Split

In March 2021, the Company’s board of directors and the stockholders of the Company approved a ten-for-one forward stock split of the Company’s common stock and convertible preferred stock (collectively, the “Capital Stock”), which became effective on March 19, 2021. The authorized number of each class and series of Capital Stock was proportionally increased in accordance with the ten-for-one stock split and the par value of each class of Capital Stock was adjusted from $0.0001 to $0.00001 as a result of this forward stock split. All common stock, convertible preferred stock, stock options, restricted stock units (“RSUs”) and per share information presented within these condensed consolidated financial statements have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented, except where otherwise noted.

Initial Public Offering

On April 6, 2021, the Company completed its Initial Public Offering (“IPO”) and the Company’s Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, the Company issued and sold 26,296,438 shares of its common stock at a public offering price of $18.00 per share. The condensed consolidated financial statements as of March 31, 2021 and for the period then-ended do not reflect the transaction since the IPO closed subsequent to the period end. The Company received aggregate proceeds of $449.7 million from the IPO, net of the underwriting discount and before offering costs of approximately $11.0 million. Offering costs, including the legal, accounting, printing and other IPO-related costs paid prior to the IPO, have been capitalized in Other non-current assets within the accompanying condensed consolidated balance sheet as of March 31, 2021 and upon completion of the IPO, these deferred offering costs will be reclassified to Additional paid-in capital and recorded against the proceeds from the offering. During April 2021, also in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223,033,725 shares of common stock and the Company reclassified $1.4 billion of Convertible preferred stock to Additional paid-in-capital.

On March 31, 2021, in connection with the effectiveness of the Company’s IPO registration statement, the Company recognized $148.5 million in stock-based compensation expense for (i) certain RSUs that contained both service-based and liquidity event-based vesting conditions as the liquidity event-based vesting condition was satisfied upon effectiveness of the registration statement and (ii) certain stock options and RSU awards with service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all controlled subsidiaries. The condensed consolidated statements of operations include the results of entities acquired from the date of the acquisition.

The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair presentation of the interim periods presented.

The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2020, which are included in the Company’s IPO prospectus on Form S-1 filed with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) contingent considerations in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.

There are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and its customers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns. While it is not possible at this time to estimate the impact that COVID-19 will have on worldwide economic activity and the Company’s business, the continued spread of COVID-19 and the measures taken by the governments, businesses and other organizations in response to COVID-19 may adversely impact the Company’s business, financial condition or results of operations. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will adjust its operations as necessary.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal and consulting fees, are expensed as incurred.

Stock-Based Compensation

The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. The Company recognizes forfeitures as they occur.

For stock options, which the Company issues to employees and affiliated agents, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.

The Company also issues RSUs to employees and affiliated agents. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, beginning in 2020, the Company offers RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable.

The Company’s RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. Upon the satisfaction of both vesting conditions and any delayed settlement period, the Company will issue shares to the award holders from the pool of authorized but unissued common stock. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will begin to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition has been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business and Basis of Presentation—Initial Public Offering.”

Beginning in December 2020, the Company began issuing RSUs that vest upon the satisfaction of only a service-based vesting condition that is generally satisfied over four years. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied. Any vested RSUs that require only a service-based vesting condition will convert to common stock following vesting and their prescribed delayed settlement periods.

For RSUs to be granted in connection with the 2021 Agent Equity Program, the Company determines the value of the stock-based compensation expense at the time the underlying commission is earned and begins to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to additional paid-in capital at the end of the vesting period when the underlying RSUs are issued. As of March 31, 2021, the Company has recognized stock-based compensation expense and an associated liability of $2.5 million in connection with RSUs earned as a part of the 2021 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheet.

On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, are capitalized and recorded on the condensed consolidated balance sheets. The deferred offering costs will be offset against the proceeds received upon the closing of the IPO. As of March 31, 2021 and December 31, 2020, $11.0 million and $1.8 million, respectively, of deferred offering costs were capitalized in Other non-current current assets on the condensed consolidated balance sheets.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard became effective for public companies with fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance became effective starting March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Combinations

During the three months ended March 31, 2021, the Company completed several business acquisitions including the acquisition of 100% of the ownership interests in KVS Title, LLC, a title insurance and escrow settlement services company, and two smaller real estate brokerages. The purpose of these acquisitions was to expand the Company’s title and escrow offerings and existing brokerage business in key domestic markets. The Company has accounted for these transactions as business combinations.

Total Consideration

The total consideration for acquisitions completed during the three months ended March 31, 2021 comprised $72.2 million of cash, net of cash acquired, and up to $2.0 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2023. During the three months ended March 31, 2021, $59.2 million in cash was paid in connection with these acquisitions, net of cash acquired, and an aggregate of $13.0 million will be paid subsequent to March 31, 2021. Future cash payments were recorded as Accrued expenses and other current liabilities in the condensed consolidated balance sheet.

The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: broker relationships of $31.4 million; trademark intangible assets of $6.5 million; operating lease right-of-use assets of $5.8 million; $5.4 million of other current and non-current assets; lease liabilities of $5.8 million; and $3.8 million of other current and non-current liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $34.7 million. A significant amount of this goodwill will be deductible for tax purposes in the future, but will not have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets. Acquired intangible assets are being amortized over their estimated useful lives of approximately 4 to 5 years.

The Company has recorded the preliminary purchase price allocation as of the acquisition dates and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the respective transaction. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pro forma revenue and earnings for 2021 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.

Contingent Consideration

Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Opening balance	$39.8	$16.4
Acquisitions	2.0	—
Payments and issuances	(10.6)	—
Fair value (gains) losses included in net loss	(3.2)	0.7

Closing Balance	$28.0	$17.1

Other Acquisition Related Compensation

In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of March 31, 2021, the Company expects to pay an additional $29.3 million in future compensation to such selling shareholders in connection with its acquisitions. For the three months ended March 31, 2021 and 2020, the Company recognized $4.2 million and $1.3 million, respectively, in compensation expense within Operations and support in the accompanying condensed consolidated statements of operations related to these arrangements.

4.	Fair Value of Financial Assets and Liabilities

The Company’s cash and cash equivalents of $329.6 million and $440.1 million as of March 31, 2021 and December 31, 2020, respectively, are held in cash and money market funds which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $28.0 million and $39.8 million as of March 31, 2021 and December 31, 2020, respectively, are the Company’s only Level 3 financial instruments.

See Note 3 – “Business Combinations” for changes in contingent consideration for the three months ended March 31, 2021 and 2020. The following table presents the balances of contingent consideration (in millions):

	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$7.4	$19.1
Other non-current liabilities	20.6	20.7

Total contingent consideration	$28.0	$39.8

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

Level 3 Financial Liabilities

The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. As of March 31, 2021, the undiscounted maximum payment under these arrangements was $85.5 million, which is expected to be paid over a period of up to five years. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, discount rates and earnings volatility measures. The changes in the fair value of Level 3 financial liabilities are included within Operations and support in the accompanying condensed consolidated statements of operations (see Note 3 – “Business Combinations”).

The following tables present quantitative information regarding the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities, consisting of different contingent consideration agreements, measured at fair value on a recurring basis:

	March 31, 2021	December 31, 2020
Discount rate	0.0% - 2.0%	0.0% - 2.0%
Weighted average discount rate	1.7%	1.3%
Earnings volatility	0% - 20%	0% - 18%
Weighted-average earnings volatility	9.3%	6.9%

5.	Debt

Concierge Credit Facility

In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. Borrowings under the Concierge Facility accrue interest at rates equal to (i) the adjusted London interbank offered rate (“LIBOR”) plus a margin of 3.00%, which may be adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. The Company is required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility. The principal amount, if any, is payable in full in January 2022, unless earlier terminated or extended. The interest rate on the Concierge Facility was 3.22% as of March 31, 2021. As of March 31, 2021 and December 31, 2020, there were $10.2 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility.

The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of March 31, 2021, the Company was in compliance with the covenants under the Concierge Facility.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company incurred debt issuance costs of $1.4 million in connection with the Concierge Facility, which are included in Other current assets and Other non-current assets, net of accumulated amortization, in the condensed consolidated balance sheets. The unamortized debt issuance costs will be amortized within Interest expense in the consolidated statements of operations over the remaining term on a straight-line basis.

Revolving Credit Facility

In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with several lenders and issuing banks and Barclays Bank PLC, as administrative agent and as collateral agent. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, which may be increased by the greater of $250.0 million and 18.5% of the Company’s consolidated total assets, plus such additional amount so long as the Company’s total net leverage ratio does not exceed 4.50:1.00 on a pro forma basis as of the most recent test period, subject to the terms of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the Company’s assets and the Company’s subsidiary guarantors.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. In the Revolving Credit Facility, the base rate is defined as the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00% and (d) 1.00%. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum.

The Company is also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum and fees associated with letters of credit. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended.

The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants and financial covenants, applicable to the Company and to the Company’s restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict the Company and the Company’s subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (a) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (b) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. In the Revolving Credit Facility, liquidity is defined as the aggregate of (i) revolving commitments under the Revolving Credit Facility minus the aggregate principal amount of all outstanding loans, any drawn and unreimbursed amounts under letters of credit and the maximum amount that may be drawn under letters of credit, plus (ii) unrestricted cash that is generally available for use by the Company and the Company’s subsidiaries. As of March 31, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Revolving Credit Facility includes customary events of default that include, among other things, nonpayment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Revolving Credit Facility.

The Company incurred debt issuance costs of $1.4 million in connection with the Revolving Credit Facility, which are included in Other current assets and Other non-current assets in the condensed consolidated balance sheet. The unamortized debt issuance costs will be amortized within Interest expense in the consolidated statements of operations over the remaining term on a straight-line basis.

6.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the Company’s business taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal costs related to the defense of loss contingencies are expensed as incurred.

Claims or regulatory actions against the Company, whether meritorious or not, could have an adverse impact on the Company due to legal costs, diversion of management resources and other elements. Except as identified with respect to the matters below, the Company does not believe that the outcome of any individual existing legal or regulatory proceeding to which it is a party will have a material adverse effect on its results of operations, financial condition or overall business in each case, taken as a whole.

Avi Dorfman v. Robert Reffkin and Urban Compass, Inc.

In July 2014, Avi Dorfman (“Dorfman”) and RentJolt, Inc. (“RentJolt”) (collectively, “Plaintiffs”) filed suit against the Company and Robert Reffkin (“Defendants”), seeking compensation for certain services, trade secrets and other contributions allegedly provided in the formation of the Company. After miscellaneous motion practice, in June 2018, Defendants moved for summary judgment, the court held oral argument in October 2018 and ultimately denied the Defendants’ motion for summary judgment in October 2019. In November 2019, Defendants appealed portions of the court’s summary judgment ruling. In February 2020, the appellate court granted in part and denied in part Defendants’ appeal resulting in one plaintiff (RentJolt) voluntarily discontinuing its only remaining claim and leaving the case. Defendants have one motion in limine pending. A trial date has been set for September 2021.

Realogy Holdings Corp., et al v. Urban Compass, Inc. and Compass Inc.

In July 2019, Realogy Holdings Corp., NRT New York LLC (“Corcoran”) and many of its related entities (collectively, “Plaintiffs”) filed a complaint against the Company in the New York Supreme Court. The complaint alleges various violations of New York and California state law related to claims of unfair competition and seeks unspecified damages. The Company filed a Motion to Dismiss in September 2019. In September 2019, Plaintiffs filed an amended complaint, removing one claim and adding a claim for defamation. In November 2019, the Company moved to compel arbitration related to claims asserted by Corcoran and moved to dismiss all of the counts. In June 2020, the Court denied the motion to dismiss and denied the motion to compel arbitration as moot, granting Plaintiffs leave to amend the complaint as to claims asserted by Corcoran without prejudice to Defendants’ ability to move to compel or dismiss the Second Amended Complaint.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On July 3, 2020, Plaintiffs filed their Second Amended Complaint. On December 18, 2020, the Court denied the Company’s motion to compel arbitration on Plaintiffs’ second amended complaint without prejudice. Defendants’ Answer to the Second Amended Complaint and Counterclaims were filed on January 28, 2021. Additionally, the Company filed its appeal of the lower Court’s denial of the Company’s motion to dismiss and motion to compel arbitration on February 1, 2021. The appeal has been fully briefed and is awaiting determination. Discovery is proceeding. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Letter of Credit Agreements

The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2021 and December 31, 2020, the Company was contingently liable for $51.7 million and $50.7 million, respectively, under these letters of credit. These letters of credit are collateralized by the Company’s cash and cash equivalents.

Escrow and Trust Deposits

As a service to its home buyers and home sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $238.7 million and $46.1 million, respectively as of March 31, 2021 and December 31, 2020. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

7.	Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

In March 2020, the Company issued an additional 64,820 shares of its Series G convertible preferred stock for proceeds of $1.0 million.

In March 2021, the holders of 15,920,450 shares of the Company’s Series D convertible preferred stock elected to convert into an equal number of shares of Class A common stock.

The Company’s convertible preferred stock authorized, issued and outstanding and the aggregate liquidation preferences, including dividends that would be due if and when declared by the board of directors are as follows (in millions, except share and per share amounts):

	March 31, 2021
Series of Convertible Preferred Stock	Year Issued	Shares Authorized	Shares Issued and Outstanding	Issuance Price/ Liquidation Price (Per Share)	Aggregate Liquidation Value	Carrying Value (Net of Issuance Costs)
Series A	2013	54,811,930	54,811,930	$1.0000	$54.8	$54.7
Series B	2014-2015	18,133,240	18,133,240	2.0766	37.7	37.5
Series C	2015-2016	13,580,260	13,580,260	4.0500	55.0	54.8
Series D	2016-2017	15,920,450	—	4.2632	—	—
Series E	2017-2018	78,543,890	78,543,890	6.7478	530.0	529.0
Series F	2018	33,686,160	33,686,160	11.8570	399.4	398.8
Series G	2019-2020	22,371,620	22,371,620	15.4269	345.1	344.3

		237,047,550	221,127,100		$1,422.0	$1,419.1

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During April 2021, all remaining shares of convertible preferred stock converted into 223,033,725 shares of Class A common stock. The rights, preferences, restrictions and privileges of the holders of convertible preferred stock are included in the Company’s IPO prospectus on Form S-1 filed with the Securities and Exchange Commission.

Common Stock

In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s CEO to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15,244,490 shares of Class A common stock held by the Company’s founder and CEO were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the CEO from awards granted to him prior to February 2021 will also automatically be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will convert into Class A common stock.

As of March 31, 2021, the Company had three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.

	March 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	1,000,754,910	126,295,420	124,045,420
Class B common stock	270,618,860	4,562,160	4,562,160
Class C common stock	100,000,000	15,244,490	15,244,490

Total	1,371,373,770	146,102,070	143,852,070

As of December 31, 2020, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class has a par value of $0.00001.

	December 31, 2020
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	530,136,050	118,549,390	116,299,390
Class B common stock	170,618,860	6,672,510	6,672,510

Total	700,754,910	125,221,900	122,971,900

In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock, 100,000,000 shares of Class C common stock and 25,000,000 shares of undesignated preferred stock.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are not entitled to vote. Holders of Class C common stock are entitled to twenty votes per share.

Each share of Class C common stock is convertible at any time of the option of the holder into one share of Class A common stock. Each share of Class C common stock will automatically convert into a share of Class A common stock upon sale or transfer, except for certain permitted transfers.

A description of all other rights, preferences and privileges of the holders of the Company’s common stock are included in the Company’s IPO prospectus on Form S-1 filed with the Securities and Exchange Commission.

As of March 31, 2021 and December 31, 2020, the Company had shares of common stock reserved for issuance as follows:

	March 31, 2021	December 31, 2020
Convertible preferred stock outstanding	223,033,725	238,954,050
Options issued and outstanding	59,603,390	62,827,150
Restricted stock units issued and outstanding	50,272,925	32,556,160
Shares available for future stock-based incentive award issuances	41,105,315	11,679,150

Total	374,015,355	346,016,510

As of March 31, 2021 and December 31, 2020, the Company had 2,250,000 shares of Class A common stock issued and held as treasury stock.

8.	Stock-Based Compensation

2012 Stock Incentive Plan

In October 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan, employees and non-employees could be granted options on common stock, RSUs and other stock-based awards, including awards earned in connection with the Agent Equity Program. Generally, these awards were based on stock agreements with ten-year contractional terms for stock options, and seven-year contractual terms for RSU’s, subject to board approval.

2021 Equity Incentive Plan

In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29,666,480 shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the Company’s 2012 Plan. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan. As of March 31, 2021, there were 41,105,315 shares available for future grants under the 2021 Plan.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2021 Employee Stock Purchase Plan

In February 2021, the board of directors and stockholders also adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of 7,416,620 shares of common stock to purchase rights granted to the Company’s employees or to employees of its designated affiliates. In addition, on January 1 of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to one percent (1%) of the total number of outstanding shares of common stock and shares of preferred stock of the Company outstanding (on an as converted to common stock basis) on the immediately preceding December 31 (rounded down to the nearest whole share), although the board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150,000,000 shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of the date of this filing, no shares have been granted under the ESPP.

Stock Options

A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1,061,250 stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	62,827,150	$4.55	7.8	$1,208.0
Granted	1,888,660	11.04
Exercised	(4,710,490)	3.05
Forfeited	(401,930)	6.35

Balances as of March 31, 2021	59,603,390	$4.86	7.7	$780.0

Exercisable and vested at March 31, 2021	32,491,554	$3.47	6.6	$470.6

During the three months ended March 31, 2021 and 2020, the intrinsic value of options exercised was $79.8 million and $0.5 million, respectively.

Restricted Stock Units

A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances as of December 31, 2020	32,556,160	$6.75
Granted	18,088,710	12.61
Vested and converted to common stock	—	—
Forfeited	(371,945)	11.80

Balances as of March 31, 2021	50,272,925	$8.82

Included in the table above are 8,611,810 RSUs granted to an executive employee during the three months ended March 31, 2021. These RSUs have service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in millions):

	Three Months Ended March 31, 2021			Three Months Ended
	IPO Related Expense	Other Expense	Total	March 31, 2020
Commissions and other related expense	$41.7	$2.9	$44.6	$4.1
Sales and marketing	1.8	7.2	9.0	2.9
Operations and support	3.1	1.9	5.0	0.8
Research and development	46.9	2.6	49.5	0.5
General and administrative	55.0	4.4	59.4	2.8

Total stock-based compensation expense	$148.5	$19.0	$167.5	$11.1

As more fully described in Note 1 – “Business and Basis of Presentation”, the Company recognized $148.5 million in stock-based compensation expense in connection with the effectiveness of the Company’s IPO registration statement on March 31, 2021.

As of March 31, 2021, unrecognized stock-based compensation expense totaled $451.5 million and is expected to be recognized over a weighted-average period of 3.4 years.

The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.

Early Exercise of Stock Options

A majority of the stock options granted under the 2012 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service until the stock options are fully vested at the lesser of the original issuance price or the fair value the Company’s common stock.

During the three months ended March 31, 2021, 737,560 stock options were early exercised for total proceeds of $4.5 million. As of March 31, 2021, 1,740,600 shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets was $9.0 million as of March 31, 2021. Amounts recorded are transferred into Common stock and Additional paid-in capital within the condensed consolidated balance sheets as the shares vest.

9.	Income Taxes

The Company recognized a benefit from income taxes of $0.7 million for the three months ended March 31, 2021. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future AMT tax credits. No benefit from income taxes was recognized during the three months ended March 31, 2020.

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.

The Company does not have any amount related to uncertain tax positions as of the period ended March 31, 2021 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.

The United States is the Company’s only material tax jurisdiction and as a result of net operating loss carryforwards, the Company is subject to audit for all years for US federal tax purposes.

10.	Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A common stock, Class B common stock and Class C common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(212.4)	$(132.7)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	126,917,284	108,764,426

Net loss per share attributable to common stockholders, basic and diluted	$(1.67)	$(1.22)

The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	223,033,725	248,336,668
Outstanding stock options	59,603,390	50,414,160
Outstanding RSUs	50,272,925	23,992,200
Unvested early exercised options	1,740,600	—
Unvested common stock	525,930	983,490

Total	335,176,570	323,726,518

11.	Compass Concierge Receivables and Allowance for Credit Losses

In 2018, the Company launched the Compass Concierge Program for home sellers who have engaged Compass as their exclusive listing agent. The program, initially launched by the Company, is based on a services model (“Concierge Classic”) provided by Compass Concierge, LLC (“Compass Concierge”), which includes items such as consultation on suggested cosmetic updates or modifications to a specific property or guidance on securing licensed contractors or vendors to perform non-structural property improvements. The Concierge Classic program provides for the payment of the up-front costs of specified home improvement services provided by unrelated vendors.

In 2019, the Compass Concierge Program was expanded to include a loan program underwritten by an independent third-party lender (the “Lender”) through a commercial arrangement with Compass Concierge (“Concierge Capital”). Under the Concierge Capital program, the Lender originates and services unsecured consumer loans to home sellers following its independent underwriting process pursuant to program-level criteria provided by the Company. Pursuant to the Company’s agreement with the Lender, the consumer loans are unsecured, interest-free and have no associated fees except for late fees that the Lender may charge in its sole discretion. The Company has no right or obligation with respect to any individual consumer loan originated by the Lender. Under the agreement with the Lender, the Company has repayment rights against the Lender in connection with a corporate loan.

Payment to the Company for these services under the Concierge Classic model or repayment of the loan funds under the Concierge Capital model is due upon the earlier of a successful home sale, the termination of the listing agreement, or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”). The Company does not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.

The Company manages its credit risk by establishing a comprehensive credit policy for the approval of projects under the Concierge Classic program and new loans under the Concierge Capital program, while monitoring and reviewing the performance of its existing Concierge Receivables. Factors considered include but not limited to:

•	No negative liens or judgements on the property;

•	Seller’s available equity on the property;

•	Loan to listing price ratio;

•	FICO score (only for Concierge Capital program); and

•	Macroeconomic conditions.

Credit Quality

The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated quarterly and on an annual basis. As of March 31, 2021 and December 31, 2020, the amount of outstanding Concierge Receivables related to unsold properties was approximately 95% and 93%, respectively.

Allowance for credit losses

The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of COVID-19 and related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact on its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three months ended March 31, 2021 (in millions):

Three Months Ended March 31, 2021
Beginning of period	$17.2
Allowances	1.9
Net write-offs and other	(2.2)

End of period	$16.9

Aging Status

The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following tables present the aging analysis of Concierge Receivables as of March 31, 2021 (in millions):

	31-90 days	Over 90 days	Total Past Due	Current	Total
March 31, 2021	$8.1	$13.8	$21.9	$43.3	$65.2

Compass, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Restructuring Activities and COVID-19 Update

Beginning in March 2020, the onset of the COVID-19 pandemic resulted in a negative impact on the Company’s business in the second quarter of 2020 due to shelter-in-place and stay-at-home restrictions (in certain of the Company’s markets) which prohibited or reduced in-person residential real estate showings and the related impact on customer demand and housing inventory, as well as deteriorating economic conditions, such as increased unemployment rates. In light of the uncertain and rapidly evolving situation relating to COVID-19, the Company took a range of measures to address the uncertainties related to the COVID-19 pandemic including, but not limited to, reducing the size of its workforce, terminating certain lease obligations and reducing certain discretionary expenses during the first quarter of 2020. As a result of these cost-saving measures, the Company reduced its workforce by approximately 15%. As of March 31, 2021, the impacts of the pandemic have not significantly impacted the carrying amount of the Company’s assets and liabilities. Although the demand in the Company’s services had recovered in the second half of 2020, the duration of the pandemic, the resulting stay-at-home orders, and any impacts on consumer behavior are unknown, and the amount of that demand which will persist after the reversal of the stay-at-home orders is unknown. Additionally, the pandemic’s impacts on the overall economy and credit markets could significantly impact the Company’s estimates of fair value, which could affect the carrying amount of certain assets and liabilities.

The expenses resulting from these cost-saving measures were included in the consolidated statement of operations for the three months ended March 31, 2020, as follows (in millions):

	Three Months Ended March 31, 2020
	Severance	Lease Termination	Total
Sales and marketing	$1.5	$1.2	$2.7
Operations and support	2.8	—	2.8
Research and development	0.7	—	0.7
General and administrative	0.4	—	0.4

Total	$5.4	$1.2	$6.6

The Company did not recognize any restructuring expenses during the three-months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company did not have any material remaining liabilities related to restructuring costs.

13.	Subsequent Events

Business Combinations

In May 2021, the Company acquired Glide Labs, Inc., a real estate technology company that provides transaction management tools to Compass and non-Compass agents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final IPO prospectus filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and in our final IPO prospectus, particularly those discussed in the sections entitled “Risk Factors” and “Forward Looking Statements”.

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and its business, recent developments affecting our company and discussions of how seasonal factors may impact our results.

•

Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•

Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and Non-GAAP financial measures we use to evaluate our business and measure our performance, in addition to the measures presented in our condensed consolidated financial statements.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2021.

•

Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.

•

Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.

INTRODUCTION

Our Company

Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.

Our Business and Business Model

We provide an end-to-end platform that empowers our residential real estate agents to deliver exceptional service to seller and buyer clients. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, AI, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.

Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors who affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We generate revenue from clients through our agents by assisting home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, like title and escrow services. We currently generate substantially all of our revenue from commissions paid to us by clients at the time that a home is transacted on our platform. While adjacent services comprise a smaller portion of our revenue to date, we are well-positioned to capture meaningful revenue from adjacent services as we continue to expand and diversify our offerings within the real estate ecosystem.

Initial Public Offering

On April 6, 2021, we completed our Initial Public Offering (“IPO”) and our Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, we issued and sold 26,296,438 shares of our common stock at a public offering price of $18.00 per share. Our condensed consolidated financial statements as of March 31, 2021 and for the period then-ended do not reflect the transaction since the IPO closed subsequent to the period end. We received aggregate proceeds of $449.7 million from the IPO, net of the underwriting discount and before offering costs of approximately $11.0 million.

On March 31, 2021, in connection with the effectiveness of our IPO registration statement, we recognized $148.5 million in stock-based compensation expense for (i) certain restricted stock units (“RSUs”) that contained both service-based and liquidity event-based vesting conditions as the liquidity event-based vesting condition was satisfied upon effectiveness of the registration statement and (ii) certain stock options and RSU awards with service, performance and market-based vesting conditions that include stock price targets to be met after the listing of our stock on a public exchange.

Operational Highlights

We look to continue to attract the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by increasing the productivity of our agents and by selectively attracting high-performing agents looking to grow their business. We also continue to significantly invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.

We have nearly 21,000 Compass agents on our platform as of March 31, 2021. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.

For the three months ended March 31, 2021, the Average Number of Principal Agents was 9,812, an increase of 602 from the three months ended December 31, 2020 and an increase of 1,661 for the three months ended March 31, 2020. The principal agent additions came in both new and existing markets.

During the three months ended March 31, 2021, our agents closed 40,268 Total Transactions(1), which is a 67% increase when compared to the three months ended March 31, 2020. Total Transactions for the first three months of 2021, was the highest number of transactions for a first quarter in our history and was our third highest quarterly level of transactions ever. Our growth in Total Transactions was due to a combination of new agents joining the platform, enhanced productivity for existing agents already on the platform and a robust housing market.

Our Gross Transaction Value(1) for the three months ended March 31, 2021 was $43.8 billion, which is a 75% increase when compared to the three months ended March 31, 2020. This was a record for a first quarter, reflecting strong transaction volume, higher productivity per principal agent and higher Average Transaction Values. Average Transaction Value is calculated by dividing Gross Transaction Value by Total Transactions.

We believe there remains a meaningful opportunity to grow our business by continuing to expand our geographic coverage. During the three months ended March 31, 2021, we launched three new markets, bringing total markets served to 47 at the end of the quarter. We now operate real estate brokerage services in 20 states. For the three months ended March 31, 2021, our Gross Transaction Value represented 5.2% of residential real estate transacted in the United States. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by NAR. Faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. As we move forward, the priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network. We also use alternative models like Compass Anywhere to provide a more tailored offering for key customer segments in order to accelerate expansion in a cost efficient manner.

(1)

For the definitions of Total Transactions and Gross Transaction Value please refer to the section titled “Key Business Metrics and Non-GAAP Financial Measures” included elsewhere in this Quarterly Report.

Platform Highlights

Our proprietary technology platform enables our agents to deliver an exceptional experience to their buyer and seller clients. It makes our agents more productive, allowing them to drive increased transaction volume by using technology to accelerate, automate and simplify many of the routine tasks an agent performs on a daily basis. It also uses artificial intelligence and machine learning to better analyze the data sets, yielding better outcomes for our agents and their clients.

We continue to invest in the platform, adding new engineers to build out the depth and breadth of the platform for our agents. As of March 31, 2021, we employed approximately 850 engineers and product specialists in New York, Washington DC, Seattle, and Hyderabad.

Usage on our platform continues to increase. For the three months ended March 31, 2021, total sessions on the platform grew by 120% as compared to the three months ended March 31, 2020 as both our agents and buyer and seller clients saw the advantages of discovering, collaborating, and transacting for home purchases and sales in a digital setting. Additionally, during the three months ended March 31, 2021, 91% of our agent teams used our proprietary technology platform weekly. This usage represents a 5% increase when compared to the three months ended March 31, 2020. The ratio of daily active users to weekly active users (DAU/WAU) was 69%, an increase of 7 percentage points from the prior year period.

During the three months ended March 31, 2021, new product introductions included Business Tracker and enhancements to Likely to Sell among many others. The Business Tracker product provides agents with a single view of their pipeline, from lead to active to closed, allowing them to view their business holistically. This product is intended to increase productivity by centralizing all the tools agents need to run their business in a single location. The Likely to Sell product uses machine learning to estimate a home’s likelihood to sell in the next 12 months. Our agents match the Likely to Sell data output with their client lists to drive a higher listings win rate.

We are investing aggressively in technologies and services that empower our agents. To that end, we recently announced the acquisition of Glide Labs, Inc., a real estate technology company. The addition of Glide to our suite of services accelerates our ability to offer critical transaction management tools to our customers, and provides us with a fast-growing software services business.

Our ability to grow our agents, retain our agents and increase agent success on our platform, depends in part, on our ability to continue innovating in the industry and our ability to successfully launch new products for agents and clients. As such, we plan to continue making significant investments in research and development.

Seasonality and Cyclicality

The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth. The seasonality trends described here have been impacted by the COVID-19 Pandemic in 2020 and early 2021, as we have seen deviations from the typical seasonality trends described here as a result. See “Impact of COVID-19 Pandemic on our Business” elsewhere in this section for more information.

The residential real estate industry is also highly cyclical, and individual markets can have their own cyclical dynamics that diverge from broad market conditions. Generally, when economic conditions are favorable, the real estate industry tends to perform well. When the economy is weak, if interest rates dramatically increase, if mortgage lending standards tighten, or if there are economic or political disturbances, the residential real estate industry tends to perform poorly. Our revenue growth rate tends to increase as the real estate industry performs well, and to decrease when the real estate industry performs poorly.

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including quarantines, shelter-in-place orders, and business limitations and shutdowns.

The COVID-19 pandemic significantly affected the U.S. residential real estate market during the spring months. As a result of health concerns, stay-at-home orders and economic uncertainty, many metro areas saw a significant decline in home sales. In April and May, nationwide home sales dropped to their lowest levels since the housing and financial crisis that began in 2007, with a significant increase in the number of delisted homes. During that time, new listings and home buying activity were down significantly year over year, however, the combination of low supply and historically low interest rates allowed prices to remain steady.

Despite the large drops in home sales due to the pandemic, real estate activity began to improve in late spring, approaching pre-pandemic levels by the summer. Potential buyers started to increase their housing search and purchase activity by the end of May. Home showings per listing rose from their lows in March and April, and were well above pre-pandemic levels by May, aided by the increase in online and socially distant viewings. Housing supply did not recover at the same pace, with housing inventory down over significantly year-over-year in the second half of 2020.

Following year-over-year revenue declines in April and May 2020, we saw a dramatic increase in year-over-year revenue growth starting in June 2020. This momentum continued through the second half of 2020 and into early 2021 across all of our markets.

While our performance in the face of COVID-19 does not necessarily reflect our future performance in every industry downturn, our adaptable team, backed by our strong digital platform, proved its ability to respond quickly in times of significant market dislocation.

However, the full impact of the COVID-19 pandemic on the global economy and the extent to which the COVID-19 pandemic will continue to adversely impact our financial condition, results of operations, and cash flows remains uncertain. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including shelter-in-place orders, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data for the period indicated:

	Three Months Ended March 31,
	2021		2020
	(in millions, except percentages)
Revenue	$1,113.9	100.0%	$619.9	100.0%
Operating expenses:
Commissions and other related expense (1)	942.2	84.6	508.8	82.1
Sales and marketing (1)	111.3	10.0	106.5	17.2
Operations and support (1)	70.0	6.3	61.1	9.9
Research and development (1)	96.6	8.7	38.8	6.3
General and administrative (1)	92.9	8.3	26.5	4.3
Depreciation and amortization	13.5	1.2	12.4	2.0

Total operating expenses	1,326.5	119.1	754.1	121.6

Loss from operations	(212.6)	(19.1)	(134.2)	(21.6)
Investment income, net	—	—	1.5	0.2
Interest expense	(0.5)	—	—	—

Loss before income taxes	(213.1)	(19.1)	(132.7)	(21.4)
Benefit from income taxes	0.7	0.1	—	—

Net loss	$(212.4)	(19.1)%	$(132.7)	(21.4)%

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	IPO Related Expense	Other Expense	Total
Commissions and other related expense	$41.7	$2.9	$44.6	$4.1
Sales and marketing	1.8	7.2	9.0	2.9
Operations and support	3.1	1.9	5.0	0.8
Research and development	46.9	2.6	49.5	0.5
General and administrative	55.0	4.4	59.4	2.8

Total stock-based compensation expense	$148.5	$19.0	$167.5	$11.1

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Revenue	$1,113.9	$619.9	$494.0	79.7%

Revenue increased by $494.0 million, or 79.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase during the three months ended March 31, 2021 compared to the prior year period was primarily driven by an increase in the number of agents that joined our platform during 2020 and 2021, a higher volume of transactions from both new and existing agents, continued geographic expansion both within our existing and new markets, as well as from a modest increase in average transaction value. The Average Number of Principal Agents for the three months ended March 31, 2021 grew 20% to 9,812 compared to 8,151 for the three months ended March 31, 2020. Total Transactions for the three months ended March 31, 2021 grew 67% to 40,268 compared to 24,111 for the three months ended March 31, 2020.

Operating Expenses

Commissions and other related expense

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Commissions and other related expense	$942.2	$508.8	$433.4	85.2%
Percentage of revenue	84.6%	82.1%

Commissions and other related expense increased by $433.4 million, or 85.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in commissions and other related expense were non-cash expenses related to stock-based compensation of $44.6 million and $4.1 million, for the three months ended March 31, 2021 and 2020, respectively. The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily related to a one-time acceleration of stock-based compensation expense of $41.7 million in connection with our IPO. Commissions and other related expense excluding such non-cash stock-based compensation expense was $897.6 million and $504.7 million, or 80.6% and 81.4% of revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in absolute dollars of commissions and other related expense, excluding the non-cash stock-based compensation, was primarily driven by our higher revenue. The favorable 80 basis points decrease in commissions and other related expense, excluding the non-cash stock based compensation expense, expressed as a percentage of revenue in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.

Sales and marketing

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Sales and marketing	$111.3	$106.5	$4.8	4.5%
Percentage of revenue	10.0%	17.2%

Sales and marketing expense increased by $4.8 million, or 4.5%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $9.0 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to March 31, 2020 was partially due to a one-time acceleration of stock-based compensation expense of $1.8 million in connection with our IPO. Sales and marketing expense excluding such non-cash stock-based compensation expense was $102.3 million and $103.6 million, or 9.2% and 16.7% of revenue for the three months ended March 31, 2021 and 2020, respectively. The slight decrease in sales and marketing expense, excluding the non-cash stock-based compensation expense was partially due to $2.7 million of restructuring charges incurred during the three months ended March 31, 2020 that did not recur in the current year period. The decrease in sales and marketing expense excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs of our sales and marketing efforts.

Operations and support

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Operations and support	$70.0	$61.1	$8.9	14.6%
Percentage of revenue	6.3%	9.9%

Operations and support expense increased by $8.9 million, or 14.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $5.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to a one-time acceleration of stock-based compensation expense of $3.1 million in connection with our IPO. Operations and support expense excluding such non-cash stock-based compensation expense was $65.0 million and $60.3 million, or 5.8% and 9.7% of revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in absolute dollars, excluding such non-cash stock based-compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount, partially offset by a one-time restructuring charges of $2.8 million taken as a cost-reduction measure in response to COVID-19 during the three months ended March 31, 2020 which did not recur in the current year period. The decrease in operations and support expense excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to support our agents on our platform.

Research and development

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Research and development	$96.6	$38.8	$57.8	149.0%
Percentage of revenue	8.7%	6.3%

Research and development expense increased by $57.8 million, or 149.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in research and development expense were non-cash expenses related to stock-based compensation of $49.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to a one-time acceleration of stock-based compensation expense of $46.9 million in connection with our IPO. Research and development expense excluding such non-cash stock-based compensation expense was $47.1 million and $38.3 million, or 4.2% and 6.2% of revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in absolute dollars, excluding such non-cash stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. The decrease in research and development expense, excluding the non-cash stock based compensation expense, expressed as a percentage of revenue during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to invest in our technology infrastructure and platform.

General and administrative

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
General and administrative	$92.9	$26.5	$66.4	250.6%
Percentage of revenue	8.3%	4.3%

General and administrative expense increased by $66.4 million, or 250.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Included in general and administrative expense were non-cash expenses related to stock-based compensation of $59.4 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to a one-time acceleration of stock-based compensation expense of $55.0 million in connection with our IPO. General and administrative expense excluding such non-cash stock-based compensation expense was $33.5 million and $23.7 million, or 3.0% and 3.8% of revenue for the three months ended March 31, 2021 and 2020, respectively. The increase in absolute dollars, excluding such non-cash stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. Our general and administrative expense, excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue decreased during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as we were able to grow our revenues more quickly than the general and administrative expenses of our business.

Depreciation and amortization

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Depreciation and amortization	$13.5	$12.4	$1.1	8.9%
Percentage of revenue	1.2%	2.0%

Depreciation and amortization expense increased by $1.1 million, or 8.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2020 and the three months ended March 31, 2021. Depreciation and amortization expense as a percentage of revenue decreased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to capital expenditures growing at a slower rate relative to our revenue growth.

Investment income, net

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Investment income, net	$—	$1.5	$(1.5)	(100.0)%

Investment income, net decreased by $1.5 million, or 100.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by lower average interest rates on interest-bearing investments being held during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest expense

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Interest expense	$(0.5)	$—	$(0.5)	100.0%

Interest expense increased by $0.5 million, or 100.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities.

Benefit from income taxes

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in millions, except percentages)
Benefit from income taxes	$0.7	$—	$0.7	100.0%

Benefit from income taxes increased by $0.7 million, or 100.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2021	2020
Total Transactions	40,268	24,111
Gross Transaction Value (in billions)	$43.8	$25.1
Average Number of Principal Agents	9,812	8,151
Net Loss (in millions)	$(212.4)	$(132.7)
Net Loss Margin	(19.1)%	(21.4)%
Adjusted EBITDA(1) (in millions)	$(30.6)	$(102.1)
Adjusted EBITDA Margin(1)	(2.7)%	(16.5)%

(1)

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of net loss to Adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” below.

Key Business Metrics

Total Transactions

Total Transactions is a key measure of the scale of our platform, which drives our financial performance. We define Total Transactions as the sum of all transactions closed on our platform in which our agent represented the buyer or seller in the purchase or sale of a home. We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction. We exclude transactions related to rentals in this metric.

Total Transactions have increased over time as we recruited new agents in existing markets, expanded into new markets, retained top-performing agents, and as existing agents increased their productivity on our platform.

Our Total Transactions for the three months ending March 31, 2021 and 2020 were 40,268 and 24,111, respectively, a 67% increase. This increase is due to a combination of agent additions, enhanced productivity from the platform, and a robust housing market. Robust housing demand was driven by a number of factors including: (i) favorable economic conditions supported by historically low mortgage rates, (ii) higher mobility rates as consumers reassess the requirements of their homes, have more flexibility on location, and accelerate the purchase of second homes and (iii) positive demographic trends as millennials are entering the housing market in larger numbers and household formations increase.

Gross Transaction Value

Gross Transaction Value is a key measure of the scale of our platform and success of our agents, which ultimately impacts revenue. Gross Transaction Value is the sum of all closing sale prices for homes transacted by agents on our platform. We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction. This metric excludes rental transactions.

Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and macroeconomic factors.

Our Gross Transaction Value for the three months ending March 31, 2021 and 2020 were $43.8 billion and $25.1 billion, respectively, representing a 75% increase. We have experienced consistent and significant growth in the number of agents on our platform and the markets we serve, resulting in strong year-over-year growth rates in both Total Transactions and associated Gross Transaction Value.

Average Number of Principal Agents

The Average Number of Principal Agents represents the number of agents who are leaders of their respective agent teams or individual agents operating independently on our platform during a given period. The Average Number of Principal Agents is an indicator of the potential future growth of our business, as well as the size and strength of our platform. This figure is calculated by taking the average of the number of principal agents at the end of each month included in the period. We use the Average Number of Principal Agents, in combination with our other key metrics such as Total Transactions and Gross Transaction Value, as a measure of agent productivity.

Our Average Number of Principal Agents for the three months ending March 31, 2021 and 2020 were 9,812 and 8,151, respectively, representing a 20.4% increase. For the three months ended March 31, 2021, our Average Number of Principal Agents was 48% of our average number of total agents. Many of our agents are influential high performers in their respective markets, who joined us because they wanted to maximize their potential and deliver superior results for clients. Our principal agents generate revenue across a diverse set of real estate markets in the United States.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is a non-GAAP financial measure that represents our net loss adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs and (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

We use Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. We believe Adjusted EBITDA and Adjusted EBITDA Margin are also helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, however, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including net loss and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin are not presented in accordance with GAAP and the use of these terms varies from others in our industry.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

	Three Months Ended March 31
	2021	2020
Net loss	$(212.4)	$(132.7)
Adjusted to exclude the following:
Depreciation and amortization	13.5	12.4
Investment income, net	—	(1.5)
Interest expense	0.5	—
Stock-based compensation	167.5	11.1
Benefit from income taxes	(0.7)	—
Restructuring charges(1)	—	6.6
Acquisition-related expenses(2)	1.0	2.0

Adjusted EBITDA	$(30.6)	$(102.1)

Net Loss Margin	(19.1)%	(21.4)%

Adjusted EBITDA Margin	(2.7)%	(16.5)%

(1)	Includes lease termination and severance costs. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)

Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our consensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Adjusted EBITDA was a loss of $30.6 million compared to a loss of $102.1 million during the three months ended of March 31, 2021 and 2020, respectively. The favorable increase in Adjusted EBITDA during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to a significant increase in our revenue which was driven by our growth initiatives resulting in an increase in the number of agents that joined our platform during 2020 and 2021, including continued geographic expansion into new markets and a higher volume of transactions from both new and existing agents. Additionally, while expenses increased as compared to the three months ended March 31, 2020, the rate of increase was less than the increase in our revenue which contributed to the favorable increases in Adjusted EBITDA.

The following tables provide supplemental information to the Reconciliation of Net loss to Adjusted EBITDA presented above. These tables identify how each of the Operating expenses related financial statement line items contained within the accompanying condensed consolidated statements of operations elsewhere in this Quarterly Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Three Months Ended March 31, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$942.2	$111.3	$70.0	$96.6	$92.9
Adjusted to exclude the following:
Stock-based compensation	(44.6)	(9.0)	(5.0)	(49.5)	(59.4)
Acquisition-related expenses	—	—	(1.0)	—	—

Non-GAAP Basis	$897.6	$102.3	$64.0	$47.1	$33.5

	Three Months Ended March 31, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$508.8	$106.5	$61.1	$38.8	$26.5
Adjusted to exclude the following:
Stock-based compensation	(4.1)	(2.9)	(0.8)	(0.5)	(2.8)
Restructuring charges	—	(2.7)	(2.8)	(0.7)	(0.4)
Acquisition-related expenses	—	—	(2.0)	—	—

Non-GAAP Basis	$504.7	$100.9	$55.5	$37.6	$23.3

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of March 31, 2021, we had cash and cash equivalents of $329.6 million and an accumulated deficit of $1.3 billion.

In April 2021, we received aggregate proceeds of $449.7 million from our IPO, net of underwriting discounts and before offering costs of approximately $11.0 million.

We expect that operating losses and negative cash flows from operations will continue in the foreseeable future as we continue to invest in the expansion of our business, research and development and sales and marketing activities. We believe our existing cash and cash equivalents, the Concierge Facility (which, as defined below, may be used to support our Compass Concierge Program), the Revolving Credit Facility and available access to equity and debt financing will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our expansion into new geographic markets, future acquisitions, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. As of March 31, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our IPO prospectus.

In addition to the foregoing, based on our current assessment, we do not currently anticipate any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic on our operations. The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including shelter-in-place orders, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the ultimate impact of the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future. In addition, a recession or long-term market correction resulting from the spread of COVID-19 could materially affect our business, financial condition and results of operations.

Concierge Facility

In July 2020, our subsidiary, Compass Concierge SPV I, LLC, or Concierge SPV, entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured by the assets of the Concierge SPV, which primarily consists of the purchased receivables and cash of the Compass Concierge Program. The Concierge Facility is also guaranteed by us. Borrowings under the Concierge Facility accrue interest at rates equal to (i) the adjusted London interbank offered rate (LIBOR) plus the applicable margin of 3.00%, which may be adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. We are required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility. The principal amount, if any, is payable in full in January 2022, unless earlier terminated or extended. As of March 31, 2021 and December 31, 2020, there were $10.2 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility. The interest rate on the Concierge Facility was 3.22% as of March 31, 2021.

We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as customary covenants related to the Concierge SPV, including affirmative covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we and our consolidated subsidiaries fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of March 31, 2021, we were in compliance with the covenants under the Concierge Facility.

Revolving Credit and Guaranty Agreement

In March 2021, we entered into a Revolving Credit and Guaranty Agreement, or the Revolving Credit Facility, with several lenders and issuing banks and Barclays Bank PLC, as administrative agent and as collateral agent. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, which may be increased by the greater of $250.0 million and 18.5% of our consolidated total assets, plus such additional amount so long as our total net leverage ratio does not exceed 4.50:1.00 on a pro forma basis as of the most recent test period, subject to the terms of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority security interest in substantially all of our assets and subsidiary guarantors.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. In the Revolving Credit Facility, the base rate is defined as the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00%, and (d) 1.00%. During an event of default under the Revolving Credit Facility the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum and fees associated with letters of credit. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended.

We have the option to repay our borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants, applicable to us and our restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (a) we maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (b) our consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. In the Revolving Credit Facility, liquidity is defined as the aggregate of (i) revolving commitments under the Revolving Credit Facility minus the aggregate principal amount of all outstanding loans, any drawn and unreimbursed amounts under letters of credit and the maximum amount that may be drawn under letters of credit, plus (ii) unrestricted cash that is generally available for use by us and our subsidiaries. As of March 31, 2021, we were in compliance with the covenants under the Revolving Credit Facility.

The Revolving Credit Facility includes customary events of default that include, among other things, nonpayment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the Revolving Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash used in operating activities	$(47.3)	$(167.7)
Net cash (used in) provided by investing activities	(69.2)	7.7
Net cash provided by financing activities	6.0	1.2

Net decrease in cash and cash equivalents	$(110.5)	$(158.8)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $47.3 million. The outflow was primarily due to a $212.4 million net loss adjusted for $181.1 million of non-cash charges and changes in assets and liabilities of $16.0 million.

For the three months ended March 31, 2020, net cash used in operating activities was $167.7 million. The outflow was primarily due to a $132.7 million net loss adjusted for $30.5 million of non-cash charges and cash outflow due to changes in assets and liabilities of $65.5 million.

Investing Activities

During the three months ended March 31, 2021, net cash used by investing activities was $69.2 million consisting of $59.2 million in payments for acquisitions, net of cash acquired, and $10.0 million in capital expenditures.

During the three months ended March 31, 2020, net cash provided by investing activities was $7.7 million consisting of $17.3 million in proceeds from sales and maturities of marketable securities partially offset by $9.3 million in capital expenditures.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $6.0 million, primarily consisting of $14.4 million in proceeds from the exercise and early exercise of stock options and $1.8 million in net proceeds from drawdowns on the Concierge Facility, partially offset by $6.3 million in payments of contingent consideration related to acquisitions, $2.5 million in deferred offering costs related to the IPO and $1.4 million in paid deferred debt issuance costs relating to the Revolving Credit Facility.

During the three months ended March 31, 2020, net cash provided by financing activities was $1.2 million, primarily consisting of $1.0 million in proceeds from the issuance of convertible preferred stock.

Off-Balance Sheet Arrangements

We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $238.7 million and $46.1 million as of March 31, 2021 and December 31, 2020, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Critical Accounting Estimates

Our MD&A is based upon our condensed consolidated financial statements and related notes, which were prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of our common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) contingent considerations in connection with business combinations, (iv) incremental borrowing rate used for our operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. We determine our estimates and judgments based on historical experience and on various other assumptions that we believe they are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.

There are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and our customers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns. While it is not possible at this time to estimate the impact that COVID-19 will have on worldwide economic activity and our business, the continued spread of COVID-19 and the measures taken by the governments, businesses and other organizations in response to COVID-19 may adversely impact our business, financial condition or results of operations. We will continue to assess the evolving impact of the COVID-19 pandemic and will adjust our operations as necessary.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates disclosed in our IPO prospectus. For additional information about our critical accounting policies and estimates, see the disclosure included in our IPO prospectus as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2021 consisted of $329.6 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

We are also subjected to interest rate exposure on LIBOR-based interest rates on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the adjusted LIBOR rate plus a margin of 3.00% or an alternate rate of interest upon the occurrence of certain changes in LIBOR. As of March 31, 2021, we had a total outstanding balance of $10.2 million under these debt facilities. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

Foreign Currency Exchange Risk

As our operations in India have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our failure to design, maintain, and document sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training in internal control over financial reporting commensurate with public company requirements; formal accounting policies procedures, and controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; IT general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Accordingly, we have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as implementing new financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information relating to legal proceedings contained in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties including those described at length below. These risks include, among others, the following, which we consider our most material risks:

•

Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends;

•

If we do not provide our agents with solutions that they value, we may fail to attract new agents, retain current agents or increase agents’ utilization of our platform, which may adversely affect our business, financial condition and results of operations;

•	We have experienced rapid growth since inception which may not be indicative of our future growth. We expect that, in the future, even if our revenue increases, our rate of growth may decline;

•	We have incurred net losses on an annual basis since we were founded, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability;

•	If we do not innovate and continuously improve and expand our platform to create value for Compass agents and clients, our business could be negatively impacted;

•	The outbreak of the COVID-19 coronavirus pandemic has had a material effect on our business, and could continue to do so;

•	We operate in highly competitive markets and we may be unable to compete successfully against competitors;

•	Monetary policies of the federal government and its agencies may have a material impact on our business, results of operations and financial condition;

•	Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition;

•	Our efforts to expand our business and offer additional adjacent services may not be successful;

•	Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these difficult to predict;

•	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business;

•	Actions by our agents or employees could adversely affect our reputation and subject us to liability;

•	If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected;

•	We are periodically subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations;

•

Our agents are independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted;

•	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand; and

•

The multi-class structure of our common stock will have the effect of concentrating voting power with Robert Reffkin, our founder, Chairman and Chief Executive Officer, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.

Risks Related to Our Business and Operations

Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends.

Our success is impacted, directly and indirectly, by general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, many of which are beyond our control. Our business could be harmed by a number of factors that could impact the conditions of the U.S. real estate industry, including:

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing;

•	a low level of consumer confidence in the economy or the residential real estate market due to macroeconomic events domestically or internationally;

•	high levels of unemployment resulting from the ongoing COVID-19 pandemic and the continued slow recovery of wages;

•	instability of financial institutions;

•

legislative or regulatory changes (including changes in regulatory interpretations or regulatory practices) that would adversely impact the residential real estate market as well as federal and/or state income tax changes and other tax reform affecting real estate and/or real estate transactions;

•	insufficient or excessive regional home inventory levels;

•	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;

•	adverse changes in local, regional, or national economic conditions;

•

the inability or unwillingness of consumers to enter into sale transactions due to first-time homebuyer concerns about investing in a home and move-up buyers having limited or negative equity in their existing homes;

•	a decrease in the affordability of homes including the impact of rising mortgage rates, home price appreciation and wage stagnation or wage increases that do not keep pace with inflation;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and

•	natural disasters, such as hurricanes, earthquakes and other events (including pandemics and epidemics) that disrupt local or regional real estate markets.

As our revenue is driven by sales commissions and transaction fees, any slowdown or decrease in the total number of residential real estate sale transactions and related transactions executed by our agents for any of the above reasons could adversely affect our business, financial condition and results of operations. In addition, the residential real estate market historically has been seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. We expect our financial results and working capital requirements to reflect these seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials to date.

If we do not provide our agents with solutions that they value, we may fail to attract new agents, retain current agents or increase agents’ utilization of our platform, which may adversely affect our business, financial condition and results of operations.

If we do not provide our agents with solutions that they value, we may fail to attract new agents, retain current agents or increase agents’ utilization of our platform. Our continued growth depends on our ability to attract highly-qualified agents in each of the markets we serve and, once they are on our platform, to retain them and to help them expand their businesses and utilize our solutions. In addition, to retain our agents and expand their businesses, we offer a wide range of solutions and adjacent services, which we continue to expand through investments and acquisitions. To enhance our agent recruiting efforts in the future, we may choose to offer increased incentives, which would increase our expenses but cannot be guaranteed to lead to growth. While we believe these investments help our agents succeed, there can be no guarantee that we will retain our agents across the markets we serve, nor that our investments will lead to increased transaction volume. As a result, the success of our business is substantially dependent upon the success and growth of our agents, and their ongoing usage of our platform.

We have experienced rapid growth since inception which may not be indicative of our future growth. We expect that, in the future, even if our revenue increases, our rate of growth may decline.

We have experienced rapid growth since our founding in 2012. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we may not be able to grow as fast or at all if we do not, among other things:

•	attract high-performing agents in markets we currently serve;

•	expand to new domestic markets;

•	improve our software and develop additional functionality;

•	develop a broader set of solutions;

•	execute opportunistic mergers and acquisitions; and

•	expand internationally.

To preserve our market position, we may expand organically or acquire brokerages in new markets more quickly than we would if we did not operate in such a highly competitive industry. Expanding into new markets can be challenging as some new markets have very distinctive characteristics, some of which may be unanticipated or unknown to us. These differences may result in greater recruitment and transaction costs that may result in those markets being less profitable for us than those that we currently operate in, and may slow the rate of our revenue growth.

We have incurred net losses on an annual basis since we were founded, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.

We incurred net losses of $388.0 million and $270.2 million for 2019 and 2020, respectively, and had a net loss of $212.4 million for the three months ending March 31, 2021. We had an accumulated deficit of $1.3 billion as of March 31, 2021. We expect to continue to make future investments in developing and expanding our business, including investing in technology, recruitment and training, and pursuing strategic acquisitions. These investments may not result in increased revenue or growth in our business and may continue to result in net losses for our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•	declines in U.S. residential real estate transaction volumes;

•	our expansion into new markets, for which we typically incur more significant losses immediately following entry;

•	increased competition in the U.S. residential real estate industry;

•	increased costs to attract and retain agents;

•	increased research and development costs to continue to advance the capabilities of our platform;

•	changes in our fee structure or rates;

•	our failure to realize anticipated efficiencies through our technology and business model;

•	failure to execute our growth strategies;

•	increased sales and marketing costs;

•	hiring additional personnel to support our overall growth; and

•	unforeseen expenses, difficulties, complications and delays, and other unknown factors.

Accordingly, we may not be able to achieve profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. If we fail to manage our expenses or grow our revenue sufficiently to keep pace with our investments, our business may be harmed. In addition, as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company, which we anticipate will increase our general and administrative expenses on an absolute dollar basis.

Because we expect to incur significant costs and expenses to grow our business, and we may incur expenses prior to generating incremental revenue with respect thereto, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in an increase in revenue to offset these expenses, which would further increase our losses.

If we do not innovate and continuously improve and expand our platform to create value for Compass agents and clients, our business could be negatively impacted.

Our success depends on our ability to continuously innovate and improve our platform to provide value to our agents, including developing our customer relationship management, marketing center, listing, search, comparative market analysis, and other products for agents. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our platform. Our investments in our platform allow us to provide an expanded suite of technology offerings, such as customer relationship management and differentiated search functionality, which we believe separate us from our competitors. In addition, we have expanded the adjacent services we make available to certain of our agents, such as title and escrow services, through selective acquisitions. As a result, we believe our platform is differentiated on the basis of both its technology and the breadth of our offerings. However, if we fail to continue to innovate and expand our platform, our agents may become dissatisfied and use competitors’ offerings or leave our company, which could negatively impact our business, financial condition and results of operations.

The outbreak of the COVID-19 coronavirus pandemic has had a material effect on our business and could continue to do so.

The extent of the impact of the COVID-19 coronavirus pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19 within the United States and internationally, the prevalence of local, regional and national restrictions and regulatory orders that impact our business, and the impact on capital and financial markets and on the U.S. and global economies, all of which are highly uncertain and cannot be predicted. Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including generation of commissions from transactions executed by our agents and the number of transactions our title and escrow business closes. In the second quarter of 2020, the COVID-19 pandemic significantly and adversely affected residential real estate transaction volume. Since that time, in addition to general macroeconomic instability, many governmental authorities put in place limitations on in-person activities related to the sale of residential real estate, such as prohibitions or restrictions on in-home showings, inspections and appraisals, and availability or hours of local real property documentation searches and new recordings. Although these measures were largely lifted later in 2020, and our results of operations showed no adverse impact in the third and fourth quarters of 2020, there can be no assurance that such measures will not be implemented in the future or that the pandemic will not again adversely affect transaction volume. In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale.

While our business has recovered since the beginning of the pandemic, as the ongoing COVID-19 pandemic continues to impact the overall U.S. economy, we believe that consumer spending on real estate transactions may be adversely affected by a number of macroeconomic factors related to the COVID-19 pandemic, including but not limited to:

•	increased unemployment rates and stagnant or declining wages;

•	decreased consumer confidence in the economy and recessionary conditions;

•	lower yields on individuals’ investment portfolios or volatility and declines in the stock market;

•	lower rental prices in certain markets reducing demand to purchase homes; and

•	more stringent mortgage financing conditions, including increased down payment requirements.

We operate in highly competitive markets and we may be unable to compete successfully against competitors.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

• our ability to attract and retain agents;

• the timing and market acceptance of our products and services for Compass agents and clients, including new products and services offered by us or our competitors;

• the attractiveness of our adjacent services for agents as well as clients;

• our ability to attract top engineering talent to further develop and improve our technology to support our business model; and

• our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract Compass agents and clients to our platform, and to enhance their engagement in a cost-effective manner. We face competition on a national level and in each of our markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific region or regions. We also face competition from technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models.

New entrants, particularly smaller companies offering point solutions, continue to join our market categories. However, our existing and potential competitors include technology companies and real estate brokerages that operate, or could develop, national and/or local businesses offering similar services, including real estate brokerage, title insurance and escrow services, to home buyers or sellers. Several of these technology companies which may enter our market categories could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses.

Monetary policies of the federal government and its agencies may have a material impact on our business, results of operations and financial condition.

Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board. These policies regulate the supply of money and credit in the United States and impact the real estate market through their effect on interest rates.

Increases in mortgage rates adversely impact housing affordability and we have in the past been and could in the future be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased sale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their existing home and pay a higher mortgage rate with the purchase of a new home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. Changes in the Federal Reserve Board’s policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have an adverse impact on our business, results of operations and financial condition.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. In addition, as a result of a nation-wide settlement by the National Association of Realtors, new Multiple Listing Service, or MLS, rules will require disclosure to consumers of buyers’ agents commission rates for each MLS listing, which may cause commission rates to decrease over time. If any such decrease in commission rates were to occur, our business, financial condition, and results of operations may be adversely impacted.

In addition, there can be no assurance that we will be able to maintain the percentage of commission income that we collect from our agents for their use of our platform. If industry conditions change such that other platforms offer similar technologies to ours at a lower price or for free, we may be forced to reduce the percentage of commissions that we collect from our agents, and our business, financial condition, and results of operations may be adversely impacted.

Our efforts to expand our business and offer additional adjacent services may not be successful.

As we have grown rapidly, we have expanded to offer additional technologies, products and services on our platform to agents. For example, in 2018 we began offering escrow services, and in 2020 we began offering title services and launched Compass Lens, our machine-learning home valuation product. In 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company. We have invested significant resources in these and other new product and services offerings we expect to launch in the future. However, there can be no guarantee that we can continue to launch new products and services in a timely manner, or at all. Even if we do launch new products and services, if they are not utilized by our agents at the rate we expect, or at all, our business, financial condition, and results of operations may be adversely affected.

Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:

• our ability to attract and retain agents;

• our ability to develop new solutions and offer new services on our platform;

• changes in interest rates or mortgage underwriting standards;

• the actions of our competitors;

• costs and expenses related to the strategic acquisitions and partnerships;

• increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

• changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;

• system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

• adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

•  the overall tax rate for our business and the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

• the application of new or changing financial accounting standards or practices; and

• changes in regional or national business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.

In addition, our results of operations are tied to certain key business metrics and non-GAAP financial measures that have fluctuated in the past and are likely to fluctuate in the future. As a result of such variability, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons also may not be meaningful.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our success depends upon the continued service of our senior management team, including, in particular, Robert Reffkin, our founder, Chairman and Chief Executive Officer. Our success also depends on our ability to manage effective transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across our company, including employees with public company experience. Furthermore, much of our key technology and processes are custom-made for our business by our personnel. The loss of key engineering, product development, operations, marketing, sales and support, finance and legal personnel could also adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. In addition, we currently do not have “key person” insurance on any of our employees.

We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively.

Actions by our agents or employees could adversely affect our reputation and subject us to liability.

Our success depends on the performance of our agents and employees. Although our agents are independent contractors, if they were to provide lower quality services to clients in a given market or overall, our image and reputation could be adversely affected. In addition, if our agents make fraudulent claims about properties they show, if their transactions lead to allegations of errors or omissions, if they violate certain regulations, or if they engage in self-dealing or do not disclose conflicts of interest to clients, we could also be subject to litigation and regulatory claims which, if adversely determined, could adversely affect our business, financial condition and results of operations. For example, if an agent were to recommend that a client use an escrow service in which the agent had an ownership interest but failed to disclose that interest to the client and to us, we could see our reputation tarnished and be held liable for the agent’s failure to disclose that interest under the Real Estate Settlement Proceeding Act. Similarly, we are subject to risks of loss or reputational harm in the event that any of our employees violate applicable laws, as such laws may harm our agents’ businesses or impact clients.

If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected.

We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in small acquisitions of businesses or agents to provide us with greater access to a given market. At times, we may look to larger acquisitions to provide us with additional technology or adjacent services to further enhance our platform and accelerate our ability to offer new products. For example, in 2020, we acquired Modus Technologies, Inc., a title and escrow company, that provided us with a platform to offer title services to our agents and in May 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company. Such strategic transactions that we enter into could be material to our financial condition and results of operations, and there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic transaction. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets.

Our failure to address risks or other problems encountered in connection with our past or future strategic transactions could cause us to fail to realize the anticipated benefits of such strategic transactions, incur unanticipated liabilities, and harm our business, financial condition and results of operations. Strategic transactions may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill, which could adversely affect our business, financial condition and results of operations and dilute the economic and voting rights of our then-current stockholders.

A change in mortgage underwriting standards could reduce the ability of homebuyers to access the credit markets on reasonable terms, or at all.

During the past several years, many lenders have significantly tightened their underwriting standards and many alternative mortgage products have become less available in the marketplace. In addition, certain lenders added new criteria or approvals necessary to underwrite mortgages in response to the COVID-19 pandemic. Underwriting standards could be changed or tightened as a result of changes in regulations, including regulations enacted to increase guarantee fees of federally-insured mortgages. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes in order to purchase new homes, which would adversely affect our business, financial condition and results of operations.

We may not be able to maintain or establish relationships with multiple listing services and third-party listing services, which could limit the information we are able to provide to Compass agents and clients.

Our ability to attract agents to our platform and to appeal to clients depends upon providing a robust number of listings. To provide these listings, we maintain relationships with multiple listing services and other third-party listing providers and aggregators, as well as our agents themselves to include listing data in our services. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use listing data, or an inability to continue to add new listing providers, may cause our listing data to omit information important to Compass agents or clients. Any loss or changes to our rights to use listing data or add listings, or any similar loss of rights in the markets we serve, could negatively impact agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents, which could harm our business, financial condition, and results of operations.

Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or litigation or claims arising from such incidents, any of which may adversely impact our reputation and business, financial condition and results of operations.

We face growing risks and costs related to cybersecurity threats to our operations, our data and agent and client data, including but not limited to:

•  the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software and systems, zero-day vulnerabilities, threats to or disruption of third-party vendors who provide critical services, or other events related to our critical information technologies and systems;

•  the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts), or other unlawful tactics aimed at compromising the systems and data of Compass agents and clients (including through systems not directly controlled by us, such as those maintained by our agents and third-party service providers); and

•  the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of Compass agents and clients), the transmission of computer malware, or the diversion of sale transaction closing funds.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, ransomware and other malicious software, to phishing, or to advanced and targeted attempts to breach systems launched by individuals, organizations or sponsored nation state actors. These attacks may be directed at our business, our employees, agents, and clients and third-party service providers. An attack, threat or breach of one system can impact one or more other systems.

In the ordinary course of our business, we and our third-party service providers, our employees, agents and clients may collect, store and transmit sensitive data, including our proprietary business information and intellectual property and that of Compass agents and clients as well as personal information, sensitive financial information and other confidential information of our employees, agents and clients. Our agents’ use of our platform to access and store data presents us with uncertainties and risks, as they may accidentally or deliberately cause private information to be transmitted through unsecure channels which may lead to breaches or other leaks of such information.

Additionally, we increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, controls and adherence to our agreements. A breach or attack affecting one of our third-party service providers or partners could adversely impact our business even if we do not control the service that is attacked.

Moreover, the real estate industry is actively targeted by cybersecurity threat actors which attempt to conduct electronic fraudulent activity (such as phishing), security breaches and similar attacks directed at participants in real estate services transactions. In common with others in our industry, we manage and hold confidential personal information, including potentially sensitive personal information belonging to employees, agents or the clients or other individuals with whom they transact, in the operation of our online platform services. Accordingly, we have been and continue to be subject to a range of cyber-attacks, such as email-based phishing attacks on our agents. Historically, these attacks have not been material either individually or in the aggregate. We have enhanced our security measures in order to mitigate the risk of similar attacks in the future. However, there can be no assurance that our enhanced security measures, which are also partially dependent upon the security practices of our agents, will timely detect or prevent other cyber-attacks in the future. Cyber-attacks could give rise to the loss of significant amounts of agents’ data and other sensitive information. In addition, cyber-attacks could give rise to the disablement of our information technology systems used to service our agents. Such threats to our business may be wholly or partially beyond our control as our employees, agents and clients and other third-party service providers may use e-mail, computers, smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.

In addition, the increasing prevalence and sophistication of cyber-attacks as well as the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, agents, clients, and third-party service providers, has led and will likely continue to lead to increased costs to us with respect to identifying, protecting, detecting, responding, recovering, mitigating, insuring against and remediating these risks, as well as any related attempted or actual fraud.

Moreover, we are required to comply with growing regulations at the local, state and federal level in the United States, and in other countries where we have operations, that regulate cybersecurity, privacy and related matters, some of which impose steep fines and penalties for noncompliance. Any further expansion domestically or internationally will necessarily subject us to additional, and possibly more stringent, regulations and penalty structures.

While we, our employees, our agents, and clients have experienced and expect to continue to experience these types of threats and incidents, none of them to date has been material to our business. Although we employ measures to identify, protect, detect, address and mitigate these threats (including access controls, data encryption, penetration testing, vulnerability assessments, and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in harm to confidentiality, integrity, and availability of critical systems, data and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the products and services we provide to our agents and clients, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), any of which in turn could have a material adverse effect on our competitiveness and business, financial condition and results of operations. We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We could be subject to losses if banks do not honor our escrow and trust deposits.

We act as escrow agents for certain Compass clients. As an escrow agent, we receive money from clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions (in most cases as confirmed by such clients, lenders, their respective agents or other third parties), we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $24.7 million and $46.1 million as of December 31, 2019 and 2020, respectively, and $238.7 million as of March 31, 2021. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, clients could seek to hold us responsible for such amounts and, if the clients prevailed in their claims, we could be subject to significant losses.

A significant adoption by consumers of alternatives to full-service agents could have an adverse effect on our business, financial condition and results of operations.

A significant change in consumer sales that eliminates or minimizes the role of the agent in the real estate transaction process could have an adverse effect on our business, financial condition and results of operations. These options may include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. Consumer preferences regarding buying or selling houses and financing their home purchase will determine if these models reduce or replace the long-standing preference for full-service agents.

We plan to expand into international markets, which will expose us to significant risks.

A component of our future growth strategy involves the further expansion of our operations and establishment of an agent base internationally. We are continuing to adapt and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we may need to establish relationships with new partners or acquire businesses in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute on our expansion plans. Although we maintain engineering and related operations in India, none of our agents are located outside of the United States and we currently do not engage in any non-U.S. real property transactions, except for de-minimis transactions through partnerships with local non-U.S. brokerages. We expect that our international activities will grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and will require significant upfront investment.

Our current and future international business and operations involve a variety of risks, including the need to adapt and localize our platform for specific countries; unexpected changes in trade relations, regulations, or laws; new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada; difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems; increased travel, real estate, infrastructure, and legal compliance costs associated with international operations; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to establish international operations and are unable to do so successfully or in a timely manner, our business, financial condition, and results of operations may be adversely impacted.

Our management team will be required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our Class A common stock to decline. In addition, we could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We have identified material weaknesses in our internal controls over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

Recently, in connection with the preparation of our consolidated financial statements as of December 31, 2018, 2019 and 2020 and for the years then ended, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with public company requirements. This material weakness resulted in our identification of the following additional material weaknesses:

•  We did not maintain formal accounting policies and procedures, and did not design, document and maintain controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; and

•  We did not design and maintain effective controls over information technology, or IT, general controls or information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately that are relevant to the preparation of our financial statements, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval of controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

None of the control deficiencies described above resulted in a material misstatement to our annual consolidated financial statements. However, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

To address our material weaknesses, we have added personnel and engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls over financial reporting and assisting with the remediation of deficiencies, including implementing new controls and processes. We intend to continue to take steps to remediate the material weaknesses described above through hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Neither our management nor our independent registered public accounting firm has performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the filing of our second Annual Report on Form 10-K following our IPO. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition.

Our Revolving Credit and Security Agreement with Barclays Bank PLC, or the Concierge Facility, and our Revolving Credit and Guaranty Agreement with Barclays Bank PLC, or the Revolving Credit Facility, contain, and any future agreement relating to additional indebtedness which we may enter into may contain, various financial covenants. The Concierge Facility, which is secured by, and can be used to borrow against, eligible receivables and cash related to a part of our Compass Concierge program, and our Revolving Credit Facility, which is secured by substantially all the assets of us and our subsidiary guarantors, contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants applicable to us and our restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. In certain cases, we may be required to repay all of the relevant debt immediately; the occurrence of such an event may have an adverse impact on our financial condition and results of operations.

Our ability to use our net operating losses, or NOLs, and other tax attributes may be limited.

As of December 31, 2020, we had approximately $882.5 million of federal and $870.7 million of state NOLs available to offset future taxable income. Certain of our federal NOLs and our state NOLs will begin to expire in 2032. The realization of these net operating losses depends on our future taxable income and there is a risk that these carryforwards could expire unused, which could materially affect our operating results. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

We rely on assumptions, estimates, and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.

Certain of our performance metrics are calculated using third party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors.

Estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that our market opportunity estimates will reflect actual revenue that we will generate from our platform in the future. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the products and services of our competitors. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on our business, financial condition and results of operations.

Generally accepted accounting principles in the United States of America, or GAAP, and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, lease accounting, stock-based compensation, asset impairments, valuation reserves, income taxes and the fair value and associated useful lives of acquired long-lived assets, intangible assets and goodwill, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results and adversely impact our business, financial condition and results of operations.

Our platform is highly complex and our software may contain undetected errors.

Our platform is highly complex and the software and code underlying our platform is interconnected and may contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code or software has been released. We release or update software code regularly and this practice may result in the more frequent introduction of errors, bugs, or vulnerabilities into the software underlying our platform, which can impact the agent and client experience on our platform. Additionally, due to the interoperative nature of the software and the systems underlying our platform, modifications to certain parts of our code, including changes to our mobile app, website, systems or third party application programming interfaces on which our platform rely, could have an unintended impact on other sections of our software or system, which may result in errors, bugs, or vulnerabilities to our platform. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our agents or clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business, financial condition and results of operations.

Furthermore, our development and testing processes may not detect errors, bugs, or vulnerabilities in our technology offerings prior to their implementation as they may not be identified or detected at the time of implementation. Any inefficiencies, errors, bugs, system misconfiguration, technical problems or vulnerabilities arising in our technology offerings after their release could reduce the quality of our products, system performance, or interfere with our agents’ access to and use of our technology and offerings.

Our management team has limited experience in operating a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes innovation and entrepreneurship, has been critical to our success. We are guided by our principles including dreaming big, moving fast, learning from reality and being solutions-driven. However, as we grow, we may face challenges that may affect our ability to sustain our culture, including:

• failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;

• the increasing size and geographic diversity of our workforce;

• shelter-in-place orders in certain jurisdictions where we operate that may result in many of our employees working remotely;

• the inability to achieve adherence to our internal policies and core values;

• the continued challenges of a rapidly-evolving industry;

• the increasing need to develop expertise in new areas of business that affect us;

• negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and

• the integration of new personnel and businesses from acquisitions.

In addition, we have at times undertaken workforce reductions to better align our operations with our strategic priorities, to manage our cost structure or in connection with acquisitions. For example, in response to the early effects of the COVID-19 pandemic on the industry, including our business, we took certain cost-cutting measures, including remote work, reductions-in-force and certain salary reductions. Although the salary reductions have been reversed and we have made our employees whole through additional equity awards, there can be no assurance that these actions will not adversely affect employee morale, our culture and our ability to attract and retain employees. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.

Our ability to recruit agents depends on the strength of our reputation, and adverse media coverage could harm our business.

We believe that we have developed a strong reputation for helping agents succeed on the basis of our rapid growth in recent years, the technological sophistication of our platform, and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our platform are important aspects of our efforts to attract and retain agents. In addition, our actions and growth are frequently reported on in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of our agents, or other unforeseeable events, which may cause our ability to attract and retain agents may suffer. If we are unable to maintain or enhance agent awareness of our business, or if our reputation is damaged in a given market or nationally, our business, financial condition and results of operations could be harmed.

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance does not cover all of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We receive, store and process personal information and other employee, agent and agents’ client information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, which are continually evolving, subject to differing interpretations, and may be inconsistent between state and federal governments and across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, or the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data security protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to agents, clients or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and clients to lose trust in us, which could have a materially adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of agents and clients for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that clients voluntarily share. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA provides for civil penalties for violations, which could result in statutory penalties of up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our agents’ requirements and could have an adverse effect on our business, results of operations, and financial condition.

Additionally, a recent California ballot initiative, the California Privacy Rights Act, or CPRA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for certain uses of sensitive data and sharing of personal data starting in January 2023. As voted into law by California residents in November 2020, the CPRA could have an adverse effect on our business, results of operations, and financial condition. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

Our agents operate as independent contractors and are responsible for their own data privacy compliance. However, we provide training and our platform provides tools and security controls to assist our agents with their data privacy compliance to the extent they store relevant data on our platform. However, if an agent on our platform were to be subject to a claim for breach of data privacy laws, we could be found liable for their claims due to our relationship, which can require us to take more costly data security and compliance measures or to develop more complex systems.

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or agents, which could adversely affect our reputation and business results.

Third-party cybersecurity threat actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with Compass agents or clients, including in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity on our mobile app, website and internal systems, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause agents or clients to lose trust in us and decrease or terminate their usage of our platform, which could materially harm our operations, business, results, and financial condition.

We utilize a number of third-party service providers to deliver web and mobile content and any disruption or delays in service from these third-party providers could adversely impact the delivery of our platform.

We primarily rely on Amazon Web Services in the U.S. to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, system vulnerabilities, earthquakes and similar events at the sites of such providers. The occurrence of any of the foregoing events could result in damage to systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of these systems at one or multiple sites could result in reduced capabilities or a total failure of our systems, which could cause our mobile app or website to be inaccessible, impairing our agents’ ability to use our platform. Problems faced by our third-party cloud service providers with their telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our agents. Our third-party cloud service providers could decide to close their facilities without adequate notice resulting in loss of service and negative effects in our systems. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers are unable to keep up with our growing needs for capacity, Compass’ agents, clients and business could be harmed. In addition, if distribution channels for our mobile app experience disruptions, such disruptions could adversely affect the ability of agents and potential clients to access or update our mobile app, which could harm our business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our business, results of operations, and financial condition.

Third parties with whom we do business may be unable to honor their obligations to us or their actions may put us at risk.

We rely on third parties for various aspects of our business, including technology collaborations, advertising partners and development services agreements. Although we require these parties to sign our data security addendum, their actions may put our business, reputation and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal data in order to provide services and support to our teams or agents, and they may misappropriate and engage in unauthorized use of our information, technology or agents’ or clients’ data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. For example, the COVID-19 pandemic and the reactions of governments, markets, and the general public to the COVID-19 pandemic, has resulted in and may continue to have a number of consequences for our business and results of operations, the ultimate magnitude of which is difficult to predict. Additionally, properties located in the markets in which we operate, including New York, Northern California, Southern California and South Florida, are more susceptible to certain natural hazards (such as fires, hurricanes, earthquakes, floods, or hail) than properties in other parts of the country.

In the event of a major fire, hurricane, earthquake, windstorm, tornado, flood or catastrophic event such as pandemic, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times, increased costs, and value impairment. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

As we grow our business, the need for business continuity planning and disaster recovery plans will increase in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Risks Related to Our Legal and Regulatory Environment

We are periodically subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to the National Association of Realtors or MLS rules regarding buyer-broker commissions), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.

As an example of a current litigation matter, we are party to a lawsuit involving plaintiff Avi Dorfman, who seeks compensation for certain services and other contributions allegedly provided in our formation; if Mr. Dorfman prevails, we may be forced to issue equity securities to him, which could cause dilution to holders of our capital stock. See the section titled “Legal Proceedings” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In addition, since 2016 we have included mandatory arbitration provisions in our agreements with each of our agents, and since 2018 we have added mandatory arbitration provisions in our agreements with our employees. The provisions are intended to cover all disputes between us and our employees and agents, if permitted by law. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In addition, these mandatory arbitration provisions are intended to cover claims related to our agent equity program, if permitted by law, though it is currently unclear whether these such provisions are enforceable with respect to claims arising under the U.S. federal securities laws. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims are required to be exempted from arbitration, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and results of operations.

Our agents are independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted.

We recruit agents as independent contractors and are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. California changed its classification laws effective January 1, 2020 (with a specific carveout for real estate agents) and the United States Congress and certain states have introduced proposed changes to existing classification law; additionally, the Biden administration may make additional changes to applicable laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, and meal and rest periods. Further, if legal standards for classification of our agents as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for our agents, including by paying additional compensation or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to any of our agents. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as currently contemplated, and could damage our reputation and impair our ability to attract agents.

We are subject to a variety of federal and state laws, many of which are unsettled and still developing, and certain of our businesses are highly regulated. Any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our real estate brokerage business, our title and escrow business and the businesses of our agents must comply with RESPA and a variety of similar state regulations. RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to escrow service providers in connection with the closing of certain real estate transactions such as those involving federally-backed mortgages (under RESPA) or any residential sale (under certain state regulations). Such laws may to some extent impose limitations on arrangements involving our real estate brokerage, escrow services, and title agency. RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers if certain requirements are met, including fee splits between title underwriters and agents, brokers and agents, and market-based fees for the provision of goods or services and marketing arrangements. In addition, RESPA allows for referrals to affiliated entities, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, RESPA compliance may become a greater challenge under certain administrations for most industry participants offering escrow services, including brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes and some state authorities have also asserted enforcement rights. In addition, title and escrow services are highly regulated. Our title agency services business also is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. In response to complaints made by competitive title companies in early 2020 before we acquired Modus on October 9, 2020, the State of Washington Office of Insurance Commissioner ordered our Modus Title subsidiary’s insurance producer license revoked as of April 1, 2021. We have appealed the order, staying the revocation pending that appeal. We do not expect any material impact to our business based on the outcome of that appeals process and potential remediation options available to us. Additionally, state regulations may impede or impose burdensome conditions on our ability to take actions that we may want to take to enhance our results of operations.

We are also, to a lesser extent, subject to various other rules and regulations such as “controlled business” statutes, which impose limitations on affiliations between providers of title and escrow services on the one hand, and real estate brokers, mortgage lenders and other real estate service providers on the other hand, or similar laws or regulations that would limit or restrict transactions among affiliates in a manner that would limit or restrict collaboration among our businesses.

For certain licenses, we are required to designate individual licensed brokers of record as qualified individuals and/or persons who control and supervise the operations of applicable licensed entities. Certain licensed entities also are subject to routine examination and monitoring by state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate, title insurance and escrow, and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.

Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we engage in international sales and business with partners and third-party intermediaries to market our products, we may be required to obtain additional permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. If we engage in international sales and business with the public sector, we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, agents, representatives, contractors, and partners, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, there is a risk that our employees and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. If we further expand internationally, our risks under these laws may increase. Any such noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, and adversely affect our business, financial condition, and results of operations.

We may be subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

If we expand our brokerage business to international markets, our platform may become subject to U.S. export controls, including the U.S. Export Administration Regulations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible agents, employees and managers.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to operate our platform in those countries. Changes in our platform or future changes in export and import regulations may impede the introduction of our platform in international markets, prevent our agents with international clients from using our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether, and may adversely affect our business, financial condition, and results of operations.

Internet law is evolving, and unfavorable changes to, or failure by us to comply with, these laws and regulations could adversely affect our business, financial condition and results of operations.

We are subject to regulations and laws specifically governing the Internet. The scope and interpretation of the laws that are or may be applicable to our business are often uncertain, subject to change and may be conflicting. If we incur costs or liability as a result of unfavorable changes to these regulations or laws or our failure to comply therewith, the business, financial condition and results of operations of our business could be adversely affected. Any costs incurred to prevent or mitigate this potential liability could also harm our business, financial condition and results of operations.

Adverse decisions in litigation against companies unrelated to us could impact our business practices and those of our agents in a manner that adversely impacts our financial condition and results of operations.

Litigation, claims and regulatory proceedings against other participants in the residential real estate or technology industry may impact us when the rulings in those cases cover practices common to the broader industry. Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, we may be impacted by litigation and other claims against companies in other industries. To the extent plaintiffs are successful in these types of litigation matters, and we or our agents cannot distinguish our or their practices (or our industry’s practices), we and our agents could face significant liability and could be required to modify certain business practices or relationships, either of which could materially and adversely impact our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets, and litigation to defend intellectual property can be expensive and lengthy. Various factors outside of our control also pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, financial condition, results of operations and competitive position.

We may pursue registration of trademarks and domain names in the United States and in certain jurisdictions outside of the United States. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available. Foreign countries have different laws and regulations regarding protection of intellectual property, and the protection available in other jurisdictions may not be as effective as that provided in the United States.

We may be unable to obtain trademark protection for our technologies and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, our trademarks may be contested, circumvented, or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. To counter infringement or unauthorized use of our trademarks, we may deem it necessary to file infringement claims, which can be expensive and time consuming. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse outcome in such litigation or proceedings may expose us to a loss of our competitive position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Efforts to enforce or protect proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

Our products and services may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from providing our products and services.

We cannot guarantee that our internally developed or acquired systems, technologies and content do not and will not infringe the intellectual property rights of others. In addition, we use content, software and other intellectual property rights from third parties and may be subject to claims of infringement or misappropriation if we have failed to obtain appropriate intellectual property licenses from such parties, or such parties do not possess the necessary intellectual property rights to the products or services they license to our business. We have in the past and may in the future be subject to claims that we have infringed the copyrights, trademarks, or other intellectual property rights of a third party. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and divert management resources and attention. Should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, if available on acceptable terms or at all, pay substantial damages, limit or curtail our offerings and technologies or take other action, which could harm our business and results of operations. Moreover, we may need to redesign some of our systems and technologies to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and could expose our business to significant liabilities.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate the licensed intellectual property.

We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be disrupted or otherwise harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which our business is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties alleging ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until it can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The multi-class structure of our common stock has the effect of concentrating voting power with Robert Reffkin, our founder, Chairman and Chief Executive Officer, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.

Our Class A common stock has one vote per share, our Class B common stock has no voting rights, except as otherwise required by law, and our Class C common stock has 20 votes per share. Robert Reffkin, our founder, Chairman and Chief Executive Officer, holds all of the issued and outstanding shares of Class C common stock. As of March 31, 2021, our founder held approximately 47% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as our founder vests in equity awards, including outstanding certain performance-based equity awards, pursuant to his right to require us to exchange any shares of Class A common stock for shares of Class C common stock.

If all such equity awards held by our founder had been vested, settled and exchanged for shares of Class C common stock as of March 31, 2021, after giving effect to our initial public offering, or IPO, our founder would have held approximately 70% of the voting power of our outstanding capital stock. As a result, our founder will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our founder may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

Future transfers by the holders of Class C common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers by our founder. In addition, each share of Class C common stock will convert automatically into one share of Class A common stock upon the earlier of (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our Class C common stock held by our founder, his permitted entities and permitted transferees is less than 50% of the number of shares of Class C common stock held by our founder, permitted transferees and permitted entities as of the date of the effectiveness of our IPO registration statement; (ii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date that both (A) our founder is no longer providing services to us as an officer, employee or consultant and (B) our founder is no longer a member of our board of directors as a result of a voluntary resignation by our founder or as a result of a written request or agreement by our founder not to be renominated as a member of our board of directors at a meeting of our stockholders; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which our founder is terminated for cause (as defined in our restated certificate of incorporation); (iv) the date that is 12 months after the death or disability (as defined in our restated certificate of incorporation) of our founder; (v) two days prior to the date specified in writing upon which our shares of capital stock will be included on the S&P 500 index following written notice and confirmation from Standard & Poor’s of such specified date and; (vi) the date specified by the affirmative vote of the holders of our Class C common stock not representing less than two-thirds (2/3) of the voting power of the outstanding shares of our Class C common stock, voting separately as a single class; or (vii) seven years from the date of the effectiveness of our IPO registration statement.

In addition, because our Class A common stock has one vote per share and our Class B common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future upon the vesting and settlement of equity awards held by our founder, the holders of Class C common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock or Class B common stock rather than Class C common stock in such transactions. Finally, we anticipate that our board of directors may vote to effect the automatic conversion of all outstanding shares of Class B common stock into an equivalent number of shares of Class A common stock. Any such action may further reduce the voting power held by holders of our Class A common stock, as such shares of previously non-voting stock receive voting rights.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. However, pursuant to our restated certificate of incorporation, each share of our Class C common stock will convert into one share of our Class A common stock two days prior to the date specified in writing upon which our shares of capital stock will be included on the S&P 500 index following written notice and confirmation from Standard & Poor’s of such specified date and inclusion. Under such announced policies, the multi-class structure of our common stock would make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding this automatic termination provision. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The trading price of the shares of our Class A common stock is likely to be volatile, and purchasers of our Class A common stock could incur substantial losses.

Technology and real estate stocks historically have experienced high levels of volatility. The trading price of our Class A common stock may fluctuate substantially. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the real estate technology industry in particular;

•	changes in mortgage interest rates;

•	variations in the housing market, including seasonal trends and fluctuations;

•	announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in how agents perceive the benefits of our platform and future offerings;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;

•	actual or anticipated changes or fluctuations in our results of operations or financial projections;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	governmental or regulatory actions or audits;

•	regulatory developments applicable to our business, including those related to privacy in the United States or globally;

•	general economic conditions and trends;

•	major catastrophic events in our markets; and

•	departures of key employees.

In addition, if the market for technology or real estate stocks, or the stock market, in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in the real estate or technology industries even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares, change their opinion of our business prospects or publish inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts who cover us ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all.

Growing and operating our business, including through the development of new and enhanced products and adjacent services and expansion into new markets, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). The remaining shares of our common stock are subject to the lock-up agreement or market stand-off agreements described below.

All shares of common stock subject to the lock-up agreement will be released upon the date that is 180 days from March 31, 2021. When the lock-up period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. See the sections titled “Shares Eligible for Future Sale” and “Underwriting” for more information. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of March 31, 2021, we had options and RSUs outstanding that, if fully exercised, would result in the issuance of 108,873,495 shares of Class A common stock and 1,002,820 shares of Class B common stock. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of RSUs will be available for immediate resale in the open market.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change in control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only our chief executive officer, chairperson of our board of directors or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit cumulative voting;

•	provide that directors may only be removed “for cause” and only with the approval of the holders of at least two-thirds of the voting power of the then outstanding capital stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the Federal Forum Provision will apply, to the fullest extent permitted by law, to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, to the fullest extent permitted by law.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We have never declared or paid any dividends on our common stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our future debt agreements, if any, may prevent us from paying dividends. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

Since January 1, 2021 through April 1, 2021 (the date of the filing of our registration statement on Form S-8), the Registrant has issued and sold the following securities:

1. Stock options to its employees, directors, consultants, and other service providers to purchase an aggregate of 1,888,660 shares of Class A common stock under the 2012 Stock Incentive Plan, or 2012 Plan, with per share exercise prices of $11.04, and has issued 4,679,240 shares of Class A common stock upon exercise of stock options under its 2012 Plan.

2. 31,250 shares of Class B common stock upon exercise of stock options under its 2012 Plan.

3. Restricted stock units to its employees, directors, consultants, and other service providers for an aggregate of 18,088,710 shares of Class A common stock under the 2012 Plan.

4. An aggregate of 258,560 shares of its Class A common stock in connection with its acquisitions of certain companies or their assets and as consideration to individuals and entities who were former service providers or stockholders of such companies.

5. 15,920,450 shares of Class A common stock were issued upon voluntary conversion of the same number of shares of outstanding Series D convertible preferred stock. The issuance of such securities was deemed exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4 (a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

During April 2021, we completed our IPO, in which we sold 26,296,438 shares of our Class A common stock at a public offering price of $18.00 per share. We raised $449.7 million from the IPO, net of the underwriting discount and before offering costs of approximately $11.0 million. We have used a portion of the net proceeds and intend to use the remainder of the net proceeds, from our IPO for working capital and other general corporate purposes, which may include research and development, sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of the proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement our business.

The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.					X

3.2	Restated Bylaws.					X

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-253744	4.1	March 31, 2021

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1/A	333-253744	10.1	March 31, 2021

10.2	2021 Equity Incentive Plan and forms of award agreements thereunder.	S-1/A	333-253744	10.3	March 31, 2021

10.3	2021 Employee Stock Purchase Plan and forms of award agreements thereunder.	S-1/A	333-253744	10.4	March 31, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2021

COMPASS, INC.

By:	/s/ Robert Reffkin
Robert Reffkin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kristen Ankerbrandt
Kristen Ankerbrandt
Chief Financial Officer (Principal Financial Officer)

i