Form 10-Q
period 2021-06-30
Compass, Inc.
filed 2021-08-10
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, there were 394,518,773 shares of the registrant’s common stock outstanding.

Compass, Inc.
Index to Condensed Consolidated Financial Statements

		Page
Special Note Regarding Forward-Looking Statements		3

PART I.	FINANCIAL INFORMATION	5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 6.	Exhibits	69
	Signatures
Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form
10-Q,
which we refer to as this Quarterly Report, to “Compass,” “Company,” “our,” “us,” and “we” and similar references refer to Compass, Inc. and its wholly-owned subsidiaries.
WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we may announce material business and financial information to our investors using our investor relations page on our website (www.compass.com), filings we make with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, and our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin).
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
The information contained on, or that can be accessed through, the website referenced in this Quarterly Report is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

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
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, rate of growth, operating expenses including changes in sales and marketing, research and development, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and sustain future profitability;

•	any changes in macroeconomic conditions and in U.S. residential real estate market conditions, including changes in prevailing interest rates or monetary policies;

•	the effects of the ongoing COVID-19 coronavirus pandemic in the markets in which we operate;

•	our business plan and our ability to effectively manage our expenses or grow our revenue;

•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•	our ability to drive ongoing usage of our platform by agents;

•	our market opportunity;

•	our ability to expand into new domestic and international markets;

•	our ability to successfully develop and market our adjacent services, including with respect to any joint ventures;

•	our expectations regarding anticipated benefits from our mortgage business and new mortgage joint venture with Guaranteed Rate;

•	our ability to attract and retain agents and expand their businesses;

•	beliefs and objectives for future operations;

•	the timing and market acceptance of our products and services for our agents and their clients;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	our ability to maintain, protect, and enhance our intellectual property;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and, if and as applicable, internationally; and

•	economic and industry trends, growth forecasts, or trend analysis.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and the impact of the
COVID-19
pandemic. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$810.7	$440.1
Accounts receivable, net of allowance of $8.6 and $8.1, respectively	66.6	54.8
Compass Concierge receivables, net of allowance of $19.3 and $17.2, respectively	48.1	49.5
Other current assets	73.2	54.9

Total current assets	998.6	599.3
Property and equipment, net	146.4	141.7
Operating lease right-of-use assets	438.3	426.6
Intangible assets, net	107.4	45.6
Goodwill	177.4	119.8
Other non-current assets	43.5	32.1

Total assets	$1,911.6	$1,365.1

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$31.8	$36.6
Commissions payable	91.7	62.0
Accrued expenses and other current liabilities	140.2	106.8
Current lease liabilities	76.6	68.1
Concierge credit facility	11.1	8.4

Total current liabilities	351.4	281.9
Non-current lease liabilities	441.0	435.9
Other non-current liabilities	43.7	23.5

Total liabilities	836.1	741.3

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00001 par value, 0 and 246,430,170 shares authorized at June 30, 2021 and December 31, 2020, respectively; 0 and 237,047,550 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	1,486.7
Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 13,850,000,000 and 700,754,910 shares authorized at June 30, 2021 and December 31, 2020, respectively; 396,669,967 and 125,221,900 shares issued at June 30, 2021 and December 31, 2020, respectively; 394,419,967 and 122,971,900 shares outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,395.9	238.0
Accumulated deficit	(1,320.4)	(1,100.9)

Total stockholders’ equity (deficit)	1,075.5	(862.9)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,911.6	$1,365.1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(
In millions, except share and per share data, unaudited
)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,951.4	$682.1	$3,065.3	$1,302.0
Operating expenses:
Commissions and other related expense	1,590.4	559.0	2,532.6	1,067.8
Sales and marketing	124.3	90.8	235.6	197.3
Operations and support	96.7	44.5	166.7	105.6
Research and development	73.5	34.2	170.1	73.0
General and administrative	59.4	26.5	152.3	53.0
Depreciation and amortization	14.9	12.7	28.4	25.1

Total operating expenses	1,959.2	767.7	3,285.7	1,521.8

Loss from operations	(7.8)	(85.6)	(220.4)	(219.8)
Investment income, net	—	0.5	—	2.0
Interest expense	(0.6)	—	(1.1)	—

Loss before income taxes	(8.4)	(85.1)	(221.5)	(217.8)
Benefit from income taxes	1.3	0.9	2.0	0.9

Net loss	$(7.1)	$(84.2)	$(219.5)	$(216.9)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.77)	$(0.87)	$(1.99)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	377,615,338	109,120,449	252,958,956	108,942,655

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the three months ended June 30, 2021:
Balances at March 31, 2021	221,127,100	$1,419.1	143,852,070	$—	$486.0	$—	$(1,313.3)	$(827.3)
Net loss	—	—	—	—	—	—	(7.1)	(7.1)
Issuance of shares in connection with acquisitions	—	—	606,510	—	5.8	—	—	5.8
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of offering costs	—	—	26,296,438	—	438.7	—	—	438.7
Exercise of stock options	—	—	550,194	—	1.3	—	—	1.3
Early exercise of stock options	—	—	81,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1.3	—	—	1.3
Stock-based compensation	—	—	—	—	43.7	—	—	43.7

Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$—	$(1,320.4)	$1,075.5

For the three months ended June 30, 2020:
Balances at March 31, 2020	246,430,170	$1,526.7	109,717,910	$—	$154.7	$0.1	$(963.4)	$(808.6)
Net loss	—	—	—	—	—	—	(84.2)	(84.2)
Unrealized loss on investments	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of shares in connection with acquisitions	—	—	179,920	—	1.2	—	—	1.2
Exercise of stock options	—	—	747,660	—	3.2	—	—	3.2
Stock-based compensation	—	—	—	—	13.0	—	—	13.0

Balances at June 30, 2020	246,430,170	$1,526.7	110,645,490	$—	$172.1	$—	$(1,047.6)	$(875.5)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

For the six months ended June 30, 2021:
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$—	$(1,100.9)	$(862.9)
Net loss	—	—	—	—	—	—	(219.5)	(219.5)
Issuance of shares in connection with acquisitions	—	—	855,740	—	10.1	—	—	10.1
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	—	67.6
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of offering costs	—	—	26,296,438	—	438.7	—	—	438.7
Exercise of stock options	—	—	4,523,124	—	11.2	—	—	11.2
Early exercise of stock options	—	—	818,590	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	208.7	—	—	208.7

Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$—	$(1,320.4)	$1,075.5

For the six months ended June 30, 2020:
Balances at December 31, 20 19	246,365,350	$1,525.7	109,294,060	$—	$143.4	$0.1	$(825.1)	$(681.6)
Cumulative change in accounting principle (ASU 2016-13)	—	—	—	—	—	—	(5.6)	(5.6)
Net loss	—	—	—	—	—	—	(216.9)	(216.9)
Unrealized loss on investments	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of shares in connection with acquisitions	—	—	401,310	—	1.2	—	—	1.2
Issuance of Series G convertible preferred stock, net of issuance costs	64,820	1.0	—	—	—	—	—	—
Exercise of stock options	—	—	950,120	—	3.4	—	—	3.4
Stock-based compensation	—	—	—	—	24.1	—	—	24.1

Balances at June 30, 2020	246,430,170	$1,526.7	110,645,490	$—	$172.1	$—	$(1,047.6)	$(875.5)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(219.5)	$(216.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28.4	25.1
Stock-based compensation	221.8	24.1
Change in acquisition related contingent consideration	(0.5)	1.9
Bad debt expense	6.2	9.6
Amortization of debt issuance costs	0.6	—
Changes in operating assets and liabilities:
Accounts receivable	(10.4)	(30.9)
Compass Concierge receivables	(3.3)	(28.0)
Other current assets	(18.2)	6.2
Other non-current assets	(10.8)	(3.1)
Operating lease right-of-use assets and operating lease liabilities	2.0	23.1
Accounts payable	(5.6)	(11.8)
Commissions payable	27.8	31.1
Accrued expenses and other liabilities	25.6	9.7

Net cash provided by (used in) operating activities	44.1	(159.9)

Investing Activities
Proceeds from sales and maturities of marketable securities	—	44.4
Capital expenditures	(20.1)	(19.2)
Payments for acquisitions, net of cash acquired	(103.8)	(0.8)

Net cash (used in) provided by investing activities	(123.9)	24.4

Financing Activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1.0
Proceeds from exercise and early exercise of stock options	16.2	3.4
Proceeds from drawdowns on Concierge credit facility	15.5	—
Repayments of drawdowns on Concierge credit facility	(12.8)	—
Payments of contingent consideration related to acquisitions	(6.7)	(1.4)
Payments of debt issuance costs for the Revolving Credit and Guaranty Agreement	(1.4)	—
Proceeds from issuance of common stock upon initial public offering, net of offering costs	439.6	—

Net cash provided by financing activities	450.4	3.0

Net increase (decrease) in cash and cash equivalents	370.6	(132.5)
Cash and cash equivalents at beginning of period	440.1	491.7

Cash and cash equivalents at end of period	$810.7	$359.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$0.5	$—
Supplemental non-cash information:
Issuance of common stock for acquisitions	$10.1	$1.2

Conversion of convertible preferred stock in connection with initial public offering	$1,419.1	$—

Conversion of Series D convertible preferred stock	$67.6	$—

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
The Company provides an
end-to-end
platform that empowers its residential real estate agents to deliver exceptional service to seller and buyer clients. The Company’s platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry which enables the Company’s core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.
The Company’s agents are independent contractors who affiliate their real estate licenses with the Company, operating their businesses on the Company’s platform and under the Compass brand. The Company generates revenue from clients through its agents by assisting home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, like title and escrow services, which comprise a smaller portion of the Company’s revenue to date. The Company currently generates substantially all of its revenue from commissions paid by clients at the time that a home is transacted.
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
Initial Public Offering
On April 6, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, the Company issued and sold 26,296,438 shares of its common stock at a public offering price of $18.00 per share. The Company received aggregate proceeds of $438.7 million from the IPO, net of the underwriting discount and offering costs of approximately $11.0 million (of which $0.9 million were paid in 2020). Offering costs, including the legal, accounting, printing and other
IPO-related
costs have been recorded in Additional
paid-in
capital against the proceeds from the offering. During April 2021, also in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223,033,725 shares of common stock and the Company reclassified $1.4 billion of convertible preferred stock to Additional paid-in-capital.
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
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock, 100,000,000 shares of Class C common stock and 25,000,000 shares of undesignated preferred stock. On March 31, 2021, in connection with the effectiveness of the Company’s IPO registration statement, 15,244,490 shares of Class A common stock held by the Company’s founder and Chief Executive Officer were exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s Chief Executive Officer from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock once the RSUs have been settled for the underlying Class A common stock.

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
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the interim periods presented.
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the final prospectus that forms a part of the Company’s IPO registration statement, dated as of March 31, 2021 and filed with the Securities and Exchange Commission on April 1, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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
pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and its customers for an indefinite period of time. The extent and duration of the
COVID-19
pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and the Company’s financial condition, results of operations, or cash flows remain uncertain and depend on future developments that cannot be accurately predicted at this time. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, the timing, availability, and effectiveness of vaccines and the vaccination rates, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on the Company’s business in particular. The Company will continue to assess the impacts of the
COVID-19
pandemic and will adjust its operations as necessary.
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
The Company also issues RSUs to employees and affiliated agents. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company offers RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable.
The Company’s RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. Upon the satisfaction of both vesting conditions and any delayed settlement period, the Company will issue shares to the award holders from the pool of authorized but unissued common stock. The Company intends to settle RSUs for which all vesting conditions have been satisfied on September 28, 2021 (for affiliated agents) and October 28, 2021 (for employees). The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will begin to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition has been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business and Basis of Presentation—Initial Public Offering
.”
Beginning in December 2020, the Company began issuing RSUs that vest upon the satisfaction of only a service-based vesting condition that is generally ranging from four
to five years. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied. Any vested RSUs that require only a service-based vesting condition will convert to common stock following vesting and their prescribed delayed settlement periods.
For RSUs to be granted in connection with the 2021 Agent Equity Program, the Company determines the value of the stock-based compensation expense at the time the underlying commission is earned and begins to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to additional paid-in
capital at the end of the vesting period when the underlying RSUs are issued. For the six months ended June 30, 2021, the Company recognized stock-based compensation expense and an associated liability of $13.7 million in connection with RSUs earned as a part of the 2021 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheet.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, are capitalized and recorded on the condensed consolidated balance sheets. As of December 31, 2020, $1.8 million of deferred offering costs were capitalized in Other non-current
assets on the condensed consolidated balance sheet. During the three months ended June 30, 2021, $11.0 million of deferred offering costs were recorded against the proceeds from the initial public offering in Additional paid-in
capital on the condensed consolidated balance sheet and as of June 30, 2021 there were no remaining deferred offering costs included on the condensed consolidated balance sheet.

New Accounting Pronouncements
In December 2019, the FASB issued ASU No.
2019-12,
 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740,
 Income Taxes
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
In March 2020, the FASB issued ASU
2020-04,
 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance became effective starting March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions
During the six months ended June 30, 2021, the Company completed several business acquisitions including the acquisition of 100% of the ownership interests in KVS Title, LLC, a title insurance and escrow settlement services company, Glide Labs, Inc., a real estate technology company and four small real estate brokerages. The purpose of these acquisitions was to expand the Company’s title and escrow offerings, to grow the Company’s transaction management tools included in its end to end real estate platform, and to expand its existing brokerage business in key domestic markets. The Company has accounted for two of the real estate brokerages as asset acquisitions and the remaining acquisitions were accounted for as business combinations.
Total Consideration
The total consideration for acquisitions completed during the six months ended June 30, 2021 comprised $117.0 million of cash, net of cash acquired, $5.8 million in Class A Common Stock of the Company and up to $4.7 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2023. During the six months ended June 30, 2021, $103.8 million in cash was paid in connection with these acquisitions, net of cash acquired, and up to an aggregate of $13.2 million will be paid once certain indemnification matters and pre-acquisition contingencies are resolved. Future cash payments were recorded as Accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: broker relationships of $55.9 million; trademark intangible assets of $10.8 million; acquired technology of $5.5 million; operating lease right-of-use
assets of $6.2 million; $6.0 million of other current and
non-current
assets; lease liabilities of $6.2 million; and $8.3 million of other current and non-current
liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $57.6 million. Acquired intangible assets are being amortized over their estimated useful lives of approximately 4 to 9 years.
Approximately $23.8 million of the goodwill recorded during the six months ended June 30, 2021 is deductible for tax purposes. The amount of tax-deductible
goodwill may increase in the future to approximately $45.7 million dependent on the payment of certain holdbacks and acquisition related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of June 30, 2021, the undiscounted maximum payment under these arr
a
ngements was $87.4 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Opening balance	$28.0	$17.1	$39.8	$16.4
Acquisitions	2.7	—	4.7	—
Payments and issuances	(0.4)	(3.0)	(11.0)	(3.0)
Fair value losses (gains) included in net loss	2.7	1.2	(0.5)	1.9

Closing Balance	$33.0	$15.3	$33.0	$15.3

Other Acquisition Related Compensation
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of June 30, 2021, the Company expects to pay up to an additional $44.9 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended June 30, 2021 and 2020, the Company recognized
$7.2 million and $(0.1) million, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized $11.4 million and $1.2 million, respectively, in compensation expense (income) within Operations and support in the accompanying condensed consolidated statements of operations related to these arrangements.
During the six months ended June 30, 2021, the Company granted
 277,776
shares of common stock to sellers in accordance with arrangements where vesting of the shares is contingent on such sellers providing continued service to the Company. Accordingly, these share-based payments will be accounted for as stock-based compensation expense over the underlying retention periods. There was no stock-based compensation expense related to these compensation arrangements recognized during the six months ended June 30, 2021.

4.	Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $810.7 million and $440.1 million as of June 30, 2021 and December 31, 2020, respectively, are held in cash and money market funds which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $33.0 million and $39.8 million as of June 30, 2021 and December 31, 2020, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and six months ended June 30, 2021 and 2020. The following table presents the balances of contingent consideration (in millions):

	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$10.3	$19.1
Other non-current liabilities	22.7	20.7

Total contingent consideration	$33.0	$39.8

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, discount rates and earnings volatility measures. The changes in the fair value of Level 3 financial liabilities are included within Operations and support in the accompanying condensed consolidated statements of operations (see Note 3 – “Acquisitions”).

The following tables present quantitative information regarding the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities, consisting of different contingent consideration agreements, measured at fair value on a recurring basis:

	June 30, 2021	December 31, 2020
Discount rate	0.0% - 2.0%	0.0% - 2.0%
Weighted average discount rate	1.6%	1.3%
Earnings volatility	0% - 18%	0% - 18%
Weighted average earnings volatility	8.7%	6.9%

5.	Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. Prior to July 29, 2021 borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate (“LIBOR”) plus a margin of 3.00 as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, the Company was required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of the Company’s utilization rate. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. The interest rate on the Concierge Facility was 3.16% as of June 30, 2021. As of June 30, 2021 and December 31, 2020, there were $11.1 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of June 30, 2021, the Company was in compliance with the covenants under the Concierge Facility.
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

The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of June 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $15.3 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Com
p
any and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant wh
i
ch restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of June 30, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.
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
Avi Dorfman v. Robert Reffkin and Urban Compass, Inc.
In July 2014, Avi Dorfman (“Dorfman”) and RentJolt, Inc. (“RentJolt”) (collectively, “Plaintiffs”) filed suit against the Company and Robert Reffkin (“Defendants”), seeking compensation for certain services, trade secrets and other contributions allegedly provided in the formation of the Company. After miscellaneous motion practice, in June 2018, Defendants moved for summary judgment, the court held oral argument in October 2018 and ultimately denied the Defendants’ motion for summary judgment in October 2019. In November 2019, Defendants appealed portions of the court’s summary judgment ruling. In February 2020, the appellate court granted in part and denied in part Defendants’ appeal resulting in one plaintiff (RentJolt) voluntarily discontinuing its only remaining claim and leaving the case. Defendants have one motion in limine pending. A trial date was previously set for September 2021
;
 in August 2021, the trial date was rescheduled to January 2022.
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
On July 3, 2020, Plaintiffs filed their Second Amended Complaint. On December 18, 2020, the Court denied the Company’s motion to compel arbitration on Plaintiffs’ second amended complaint without prejudice. Defendants’ Answer to the Second Amended Complaint and Counterclaims were filed on January 28, 2021. Additionally, the Company filed its appeal of the lower Court’s denial of the Company’s motion to dismiss and motion to compel arbitration on February 1, 2021. On June 1, 2021, the First Department affirmed the lower Court’s denial of the Company’s motion to compel arbitration. Discovery is proceeding
,
with an end date
set for

June 30, 2022. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of June 30, 2021 and December 31, 2020, the Company was contingently liable for $57.3 million and $50.7 million, respectively, under these letters of credit. As of June 30, 2021, $15.3 million and $42.0 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2020, all letters of credit were collateralized by the Company’s cash and cash equivalents.
Escrow and Trust Deposits
As a service to its home buyers and home sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $282.5 million and $46.1 million, respectively as of June 30, 2021 and December 31, 2020. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

7.	Preferred Stock and Common Stock
Convertible Preferred Stock
In March 2020, the Company issued an additional 64,820 shares of its Series G convertible preferred stock for proceeds of $1.0 million.
In March 2021, the holders of 15,920,450 shares of the Company’s Series D convertible preferred stock elected to convert such shares into an equal number of shares of Class A common stock.
During April 2021, in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223,033,725 shares of Class A common stock and the Company reclassified $1.4 billion of Convertible preferred stock to Additional paid-in-capital.
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25,000,000. As of June 30, 2021, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s CEO to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15,244,490 shares of Class A common stock held by the Company’s founder and CEO were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s Chief Executive Officer from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will convert into Class A common stock.
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock and 100,000,000 shares of Class C common stock. As of June 30, 2021, the Company had three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.

	June 30, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	376,863,317	374,613,317
Class B common stock	1,250,000,000	4,562,160	4,562,160
Class C common stock	100,000,000	15,244,490	15,244,490

Total	13,850,000,000	396,669,967	394,419,967

As of December 31, 2020, the Company had two classes of common stock: Class A common stock and Class B common stock. Each class has a par value of $0.00001
.

	December 31, 2020
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	530,136,050	118,549,390	116,299,390
Class B common stock	170,618,860	6,672,510	6,672,510

Total	700,754,910	125,221,900	122,971,900

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are not entitled to vote. Holders of Class C common stock are entitled to twenty votes per share
.
Each share of Class C common stock is convertible at any time of the option of the holder into one share of Class A common stock. Each share of Class C common stock will automatically convert into a share of Class A common stock upon sale or transfer, except for certain permitted transfers.
On July 1, 2021, the board of directors of the Company approved the conversion of all outstanding shares of the Company’s Class B common stock into the same number of shares of the Company’s Class A common stock effective on that date. A description of all other rights, preferences and privileges of the holders of the Company’s common stock are included in the Company’s IPO prospectus on Form
S-1 filed
with the Securities and Exchange Commission
.
As of June 30, 2021 and December 31, 2020, the Company had shares of common stock reserved for issuance as follows:

	June 30, 2021	December 31, 2020
Convertible preferred stock outstanding	—	238,954,050
Options issued and outstanding	59,767,636	62,827,150
Restricted stock units issued and outstanding	55,268,499	32,556,160
Shares available for future stock-based incentive award issuances	35,035,925	11,679,150
Total	150,072,060	346,016,510

As of June 30, 2021 and December 31, 2020, the Company had 2,250,000 shares of Class A common stock issued and held as treasury stock which were subsequently retired on July 1, 2021.

8.	Stock-Based Compensation
2012 Stock Incentive Plan
In October 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan, employees and non-employees
could be granted options on common stock, RSUs and other stock-based awards, including awards earned in connection with the Agent Equity Program. Generally, these awards were based on stock agreements with ten-year
contractional terms for stock options, and seven-year contractual terms for RSUs, subject to board approval.
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29,666,480 shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the Company’s 2012 Plan. In addition, on

January 1
st
of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to five percent (5%) of the total number of outstanding shares of common stock and shares of preferred stock of the Company outstanding (on an as converted to common stock basis) on the immediately preceding December 31 st
, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of June 30, 2021, there were 35,035,925 shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of 7,416,620 shares of common stock to purchase rights granted to the Company’s employees or to employees of its designated affiliates. In addition, on January 1 st
of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to one percent (1%) of the total number of outstanding shares of common stock and shares of preferred stock of the Company outstanding (on an as converted to common stock basis) on the immediately preceding December 31 st
, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150,000,000 shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of the date of this filing, no shares have been granted under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1,061,250 stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	62,827,150	$4.55	7.8	$1,208.0
Granted	3,119,998	13.88
Exercised	(5,341,714)	3.03
Forfeited	(837,798)	6.42

Balances as of June 30, 2021	59,767,636	$5.14	7.5	$483.9

Exercisable and vested at June 30, 2021	34,154,376	$3.61	6.5	$325.5

During the six months ended June 30, 2021 and 2020, the intrinsic value of options exercised was $88.5 million and $2.7 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances as of December 31, 2020	32,556,160	$6.75
Granted	23,376,819	14.14
Vested and converted to common stock	—	—
Forfeited	(664,480)	12.26

Balances as of June 30, 2021	55,268,499	$9.81

Included in the table above are 8,611,810 RSUs granted to an executive employee during the three months ended March 31, 2021. These RSUs have service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange.

Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Commissions and other related expense	$11.7	$0.5	$56.3	$4.6
Sales and marketing	8.6	2.5	17.6	5.4
Operations and support	2.8	0.7	7.8	1.5
Research and development	13.5	0.3	63.0	0.8
General and administrative	17.7	9.0	77.1	11.8

Total stock-based compensation expense	$54.3	$13.0	$221.8	$24.1

As more fully described in Note 1 – “Business and Basis of Presentation”, the Company recognized $148.5 million in stock-based compensation expense in connection with the effectiveness of the Company’s IPO registration statement on March 31, 2021. Stock-based compensation expense for the six months ended June 30, 2021 includes the following amounts related to a one-time
acceleration of stock-based compensation expense in connection with the IPO (in millions):

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0

Total stock-based compensation expense	$148.5

As of June 30, 2021, unrecognized stock-based compensation expense totaled $523.4 million and is expected to be recognized over a weighted-average period of 3.3 years.
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
During the six months ended June 30, 2021, 818,590 stock options were early exercised for total proceeds of $5.0 million. As of June 30, 2021, 1,431,410 shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current
liabilities in the condensed consolidated balance sheet was $8.1 million as of June 30, 2021. Amounts recorded are transferred into Common stock and Additional paid-in
capital within the condensed consolidated balance sheets as the shares vest.

9.	Income Taxes
The Company recognized a benefit from income taxes of $1.3 million and $2.0 million for the three and six months ended June 30, 2021, respectively. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future AMT tax credits. The Company recognized a benefit from income taxes of $0.9 million for the three and six months ended June 30, 2020.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.

The Company does not have any amount recorded related to uncertain tax positions as of the period ended June 30, 2021 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
The United States is the Company’s only material tax jurisdiction and as a result of net operating loss carryforwards, the Company is subject to audit for all years for US federal income tax purposes.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(7.1)	$(84.2)	$(219.5)	$(216.9)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	377,615,338	109,120,449	252,958,956	108,942,655

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.77)	$(0.87)	$(1.99)

The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted
basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	—	248,336,668	—	248,336,668
Outstanding stock options	59,767,636	55,434,110	59,767,636	55,434,110
Outstanding RSUs	55,268,499	28,333,160	55,268,499	28,333,160
Unvested early exercised options	1,431,410	—	1,431,410	—
Unvested common stock	689,316	869,100	689,316	869,100

Total	117,156,861	332,973,038	117,156,861	332,973,038

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
Payment to the Company for these services under the Concierge Classic model or repayment of the loan funds under the Concierge Capital model is due upon the earlier of a successful home sale, the termination of the listing agreement, or one year from the date in which co
s
ts were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”). The Company does not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated quarterly and on an annual basis. As of June 30, 2021 and December 31, 2020, the amount of outstanding Concierge Receivables related to unsold properties was approximately 95% and 93%, respectively.
Allowance for credit losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of
COVID-19
and related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact on its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and six months ended June 30, 2021 (in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning of period	$16.9	$17.2
Allowances	2.8	4.7
Net write-offs and other	(0.4)	(2.6)

End of period	$19.3	$19.3

Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following tables present the aging analysis of Concierge Receivables as of June 30, 2021 (in millions):

	31-90 days	Over 90 days	Total Past Due	Current	Total
June 30, 2021	$3.6	$15.0	$18.6	$48.8	$67.4

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
the Company took a range of measures to address the uncertainties related to the
COVID-19
pandemic including, but not limited to, reducing the size of its workforce, terminating certain lease obligations and reducing certain discretionary expenses during the first half of 2020. As a result of these cost-saving measures, the Company reduced its workforce by approximately 15%. Although the demand in the Company’s services had recovered starting in the second half of 2020, the duration of the pandemic and any impacts on consumer behavior are unknown, and the amount of that demand which will persist after the reversal of the stay-at-home
orders is unknown. Additionally, the pandemic’s impacts on the overall economy and credit markets could significantly impact the Company’s estimates of fair value, which could affect the carrying amount of certain assets and liabilities. As of June 30, 2021, the impacts of the pandemic have not significantly impacted the carrying amount of the Company’s assets and liabilities.
The expenses resulting from these cost-saving measures were included in the consolidated statement of operations for the three and six months ended June 30, 2020, as follows (in millions):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Severance	Lease Terminaion	Total	Severance	Lease Terminaion	Total
Sales and marketing	$—	$1.8	$1.8	$1.5	$3.0	$4.5
Operations and support	0.1	—	0.1	2.9	—	2.9
Research and development	—	—	—	0.7	—	0.7
General and administrative	0.5	—	0.5	0.9	—	0.9

Total	$0.6	$1.8	$2.4	$6.0	$3.0	$9.0

The Company did not recognize any restructuring expenses during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company did not have any material remaining liabilities related to restructuring costs.

13.	Subsequent Events
On July 13, 2021, the Company and Guaranteed Rate, Inc. (“Guaranteed Rate”) announced the entry into a definitive agreement by their respective subsidiaries to form OriginPoint, a new mortgage origination company. OriginPoint will originate mortgages for the Company’s real estate brokerage clients, as well as the clients of any other brokerage, in order to make loans available to a broad consumer audience.

On July 19, 2021, the Randall Family of Companies, a group of Southern Coastal New England residential real-estate brokerage entities, joined the Company through a stock purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2020 included in our final prospectus, or our Final IPO Prospectus, that forms a part of the Registration Statement on Form
S-1
(File
No. 333-
253744), or the IPO Registration Statement, for our initial public offering, or our IPO, dated as of March 31, 2021 and filed with the SEC on April 1, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in this Quarterly Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2021.

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
Our Business and Business Model
We provide an
end-to-end
platform that empowers our residential real estate agents to deliver exceptional service to seller and buyer clients. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.

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
Initial Public Offering
On April 6, 2021, we completed our IPO and our Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, we issued and sold 26,296,438 shares of our Class A common stock at a public offering price of $18.00 per share. We received aggregate proceeds of $438.7 million from the IPO, net of the underwriting discount and offering costs of approximately $11.0 million.
On March 31, 2021, in connection with the effectiveness of the IPO Registration Statement, we recognized $148.5 million in stock-based compensation expense for (i) certain restricted stock units RSUs that contained both service-based and liquidity event-based vesting conditions as the liquidity event-based vesting condition was satisfied upon effectiveness of the IPO Registration Statement and (ii) certain stock options and RSU awards with service, performance and market-based vesting conditions that include stock price targets to be met after the listing of our stock on a public exchange.
Recent Developments
On July 13, 2021, we and Guaranteed Rate announced the entry into a definitive agreement by our respective subsidiaries to form OriginPoint, a new mortgage origination company. OriginPoint will originate mortgages for our real estate brokerage clients, as well as the clients of any other brokerage, in order to make loans available to a broad consumer audience.
Operational Highlights for the three months ended June 30, 2021
We look to continue to attract the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by increasing the productivity of our agents and by selectively attracting high-performing agents looking to grow their business. We also continue to significantly invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had nearly 23,000 agents on our platform as of June 30, 2021. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended June 30, 2021, the Average Number of Principal Agents
(1)
was 10,629, an increase of 2,095, or 25%, from the three months ended June 30, 2020. The principal agent additions came in both new and existing markets.
During the three months ended June 30, 2021, our agents closed 65,743 Total Transactions
(1)
, an increase of 140.3% when compared to the three months ended June 30, 2020. Our growth in Total Transactions was due to a combination of new agents joining the platform, enhanced productivity for existing agents already on the platform and a robust housing market.
Our Gross Transaction Value
(1)
for the three months ended June 30, 2021 was $77.0 billion, an increase of 186.2% when compared to the three months ended June 30, 2020. This growth reflects strong transaction volume, higher productivity per principal agent and higher Average Transaction Values. Average Transaction Value is calculated by dividing Gross Transaction Value by Total Transactions.

(1)
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

We believe there remains a meaningful opportunity to grow our business by continuing to expand our geographic coverage. During the three months ended June 30, 2021, we launched 15 new markets, bringing total markets served to 62 at the end of the quarter. We now operate real estate brokerage services in 27 states. For the three months ended June 30, 2021, our Gross Transaction Value represented 6.2% of residential real estate transacted in the United States, compared to 3.3% for the three months ended June 30, 2020. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side
of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors. Faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. As we move forward, the priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network. We also use alternative models like Compass Anywhere to provide a more tailored offering for key customer segments in order to accelerate expansion in a cost efficient manner.
Platform Highlights for the three months ended June 30, 2021
Our proprietary technology platform enables our agents to deliver an exceptional experience to their buyer and seller clients. It makes our agents more productive, allowing them to drive increased transaction volume by using technology to accelerate, automate and simplify many of the routine tasks an agent performs on a daily basis. It also uses artificial intelligence and machine learning to better analyze the data sets, yielding better outcomes for our agents and their clients.
We continue to invest in the platform, adding new engineers to build out the depth and breadth of the platform for our agents. As of June 30, 2021, we employed approximately 950 engineers and product specialists in New York, Washington DC, Seattle, and Hyderabad.
Usage on our platform continues to increase. For the three months ended June 30, 2021, total sessions on the platform grew by 104% as compared to the three months ended June 30, 2020 as both our agents and buyer and seller clients saw the advantages of discovering, collaborating, and transacting for home purchases and sales in a digital setting. Additionally, during the three months ended June 30, 2021, 85% of our agent teams used our proprietary technology platform weekly. This usage represents a 4%
(1)
increase when compared to the three months ended June 30, 2020. The ratio of daily active users to weekly active users (DAU/WAU) was 74%
(1)
during the three months ended June 30, 2021, an increase of 5 percentage points from the prior year period.
We are investing aggressively in technologies and services that empower our agents. To that end, we recently completed the acquisition of Glide Labs, Inc., a real estate technology company. The addition of Glide to our suite of services accelerates our ability to offer critical transaction management tools to our customers and provides us with a fast-growing software services business.
Our ability to grow our agents, retain our agents and increase agent success on our platform, depends in part, on our ability to continue innovating in the industry and our ability to successfully launch new products for agents and clients. As such, we plan to continue making significant investments in research and development.
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth. Additionally, volatility due to the COVID-19 pandemic caused some disruption to the typical seasonality patterns of the residential real estate market and our quarterly results. The COVID-19 pandemic is ongoing and it might result in further volatility causing future disruptions to the typical seasonality patterns, which would continue to affect our quarterly results. See “Impact of
COVID-19
Pandemic on our Business” elsewhere in this section for more information.
The residential real estate industry is also highly cyclical, and individual markets can have their own cyclical dynamics that diverge from broad market conditions. Generally, when economic conditions are favorable, the real estate industry tends to perform well. When the economy is weak, if interest rates dramatically increase, if mortgage lending standards tighten, or if there are economic or political disturbances, the residential real estate industry tends to perform poorly. Our revenue growth rate tends to increase as the real estate industry performs well and to decrease when the real estate industry performs poorly.

(1)
We have refined the methodology that we used to calculate WAU and DAU/WAU; using this revised methodology WAU for the three months ended March 31, 2021 was 85% and DAU/WAU for the three months ended March 31, 2021 was 74%, up 7 percentage points from the prior year period.

Impact of the
COVID-19
Pandemic on Our Business
In March 2020, the World Health Organization declared the outbreak of the
COVID-19
a global pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including quarantines, shelter-in-place
orders, and business limitations and shutdowns.
In the first half of 2020, the
COVID-19
pandemic significantly affected the U.S. residential real estate market. As a result of health concerns, stay-at-home
orders and economic uncertainty, many metro areas saw a significant decline in home sales. In April and May 2020, nationwide home sales dropped to their lowest levels since the 2007-2008 housing and financial crisis, with a significant increase in the number of delisted homes. During that time, new listings and home buying activity were down significantly year over year due to limitations on in-person
activities related to the sale of residential real estate, such as prohibitions or restrictions on in home showings, inspections and appraisals, and availability or hours of local real property documentation searches and new recordings. However, the combination of low supply and historically low interest rates allowed prices to remain steady. In response to the
COVID-19
pandemic, we also took a number of measures, including, but not limited to, adoption of remote working for our employees and a virtual model for our agents, various platform enhancements and certain cost-saving measures such as temporary reduction of our workforce by 15%, temporary salary reduction, termination of certain lease obligations and reduction of certain discretionary expenses.
Towards the end of the second quarter of 2020, the U.S. residential real estate market started to recover. Potential buyers started to increase their housing search and purchase activity by the end of May 2020. Home showings per listing rose from their lows in March and April, and were well above pre-pandemic
levels by May, aided by the increase in online and socially distant viewings. Housing supply did not recover at the same pace, with housing inventory down over significantly year-over-year in the second half of 2020.
Starting in June 2020, we saw a dramatic increase in year-over-year revenue growth. This momentum continued through the second half of 2020 and into 2021 across most of our markets. During the first half of 2021, the new listings and home buying activity returned to pre-pandemic
levels and most metro areas saw year-over-year price increases. More broadly, we believe COVID-19 has accelerated the adoption of our technology platform, allowing our agents to not only continue to operate their business during the slowdown, but also to take advantage of the current market momentum. In addition, we have seen strong interest in our Compass Anywhere mobile agent offering, which provides location flexibility and a fully virtual support model well-suited to the COVID-19 working environment. While our performance in the face of
COVID-19
does not necessarily reflect our future performance in every industry downturn, our adaptable team, backed by our strong digital platform, proved its ability to respond quickly in times of significant market dislocation.
The extent and duration of the
COVID-19
pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and our financial condition, results of operations, or cash flows remain uncertain and depend on future developments that cannot be accurately predicted at this time. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, the timing, availability, and effectiveness of vaccines and the vaccination rates, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. See the section entitled “Risk Factors – Risks Related to Our Business and Operations – The outbreak of the
COVID-19
pandemic has had a material effect on our business and could continue to do so.”

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the period indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in millions, except percentages)
Revenue.	$1,951.4	100.0%	$682.1	100.0%	$3,065.3	100.0%	$1,302.0	100.0%
Operating expenses:
Commissions and other related expense (1)	1,590.4	81.5	559.0	82.0	2,532.6	82.6	1,067.8	82.0
Sales and marketing (1)	124.3	6.4	90.8	13.3	235.6	7.7	197.3	15.2
Operations and support (1)	96.7	5.0	44.5	6.5	166.7	5.4	105.6	8.1
Research and development (1)	73.5	3.8	34.2	5.0	170.1	5.5	73.0	5.6
General and administrative (1)	59.4	3.0	26.5	3.9	152.3	5.0	53.0	4.1
Depreciation and amortization	14.9	0.8	12.7	1.9	28.4	0.9	25.1	1.9

Total operating expenses	1,959.2	100.4	767.7	112.5	3,285.7	107.2	1,521.8	116.9

Loss from operations	(7.8)	(0.4)	(85.6)	(12.5)	(220.4)	(7.2)	(219.8)	(16.9)
Investment income, net	—	—	0.5	0.1	—	—	2.0	0.2
Interest expense	(0.6)	—	—	—	(1.1)	—	—	—

Loss before income taxes	(8.4)	(0.4)	(85.1)	(12.5)	(221.5)	(7.2)	(217.8)	(16.7)
Benefit from income taxes	1.3	0.1	0.9	0.1	2.0	0.1	0.9	0.1

Net loss	$(7.1)	-0.4%	$(84.2)	-12.3%	$(219.5)	-7.2%	$(216.9)	-16.7%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Commissions and other related expense	$11.7	$0.5	$56.3	$4.6
Sales and marketing	8.6	2.5	17.6	5.4
Operations and support	2.8	0.7	7.8	1.5
Research and development	13.5	0.3	63.0	0.8
General and administrative	17.7	9.0	77.1	11.8

Total stock-based compensation expense	$54.3	$13.0	$221.8	$24.1

Stock-based compensation for the six months ended June 30, 2021 includes the following amounts related to a one-time
acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0

Total stock-based compensation expense	$148.5

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,951.4	$682.1	$1,269.3	186.1%	$3,065.3	$1,302.0	$1,763.3	135.4%
Revenue was $1,951.4 million and $3,065.3 million during the three and six months ended June 30, 2021, increases of $1,269.3 million, or 186.1%, and $1,763.3 million, or 135.4%, compared to the year ago periods, respectively. These increases were primarily driven by an increase in the number of agents that joined our platform during 2020 and 2021, a higher volume of transactions from both new and existing agents, continued geographic expansion both within our existing and new markets, as well as from a modest increase in Average Transaction Value. The Average Number of Principal Agents for the three and six months ended June 30, 2021 grew to 10,629 and 10,221, increases of 24.5% and 22.5%, from the year ago periods, respectively. Total Transactions for the three and six months ended June 30, 2021 grew to 65,743 and 106,011, increases of 140.3% and 106.0% from the year ago periods, respectively.
Operating Expenses
Commissions and other related expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,590.4	$559.0	$1,031.4	184.5%	$2,532.6	$1,067.8	$1,464.8	137.2%
Percentage of revenue	81.5%	82.0%			82.6%	82.0%
Commissions and other related expense was $1,590.4 million and $2,532.6 million during the three and six months ended June 30, 2021, increases of $1,031.4 million, or 184.5%, and $1,464.8 million, or 137.2% compared to the year ago periods, respectively. Included in commissions and other related expense were non-cash
expenses related to stock-based compensation of $11.7 million and $56.3 million for the three and six months ended June 30, 2021 and $0.5 million and $4.6 million for the three and six months ended June 30, 2020, respectively. The increases in stock-based compensation expense for the three and six months ended June 30, 2021 as compared to the year ago periods were primarily related to a one-time
acceleration of stock-based compensation expense of $41.7 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Commissions and other related expense excluding such non-cash
stock-based compensation expense was $1,578.7 million and $2,476.3 million, or 80.9% and 80.8% of revenue for the three and six months ended June 30, 2021 and $558.5 million and $1,063.2 million, or 81.9% and 81.7% for the three and six months ended June 30, 2020, respectively. The increase in absolute dollars of commissions and other related expense, excluding the non-cash
stock-based compensation, was primarily driven by our higher revenue. The favorable 100 and 90 basis points decreases in commissions and other related expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue in the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively, was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$124.3	$90.8	$33.5	36.9%	$235.6	$197.3	$38.3	19.4%
Percentage of revenue	6.4%	13.3%			7.7%	15.2%
Sales and marketing expense was $124.3 million and $235.6 million during the three and six months ended June 30, 2021, increases of $33.5 million, or 36.9%, and $38.3 million, or 19.4% compared to the year ago periods, respectively. Included in Sales and marketing expense were non-cash
expenses related to stock-based compensation of $8.6 million and $17.6 million for the three and six months ended June 30, 2021 and $2.5 million and $5.4 million for the three and six months ended June 30, 2020, respectively. The increases in stock-based compensation expense for the three and six months ended June 30, 2021 as compared to the year ago periods were partially due to a one-time
acceleration of stock-based compensation expense of $1.8 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Sales and marketing expense excluding such non-cash
stock-based compensation expense was $115.7 million and $218.0 million, or 5.9% and 7.1% of revenue for the three and six months ended June 30, 2021 and $88.3 million and $191.9 million, or 12.9% and 14.7% for the three and six months ended June 30, 2020, respectively. The increase in sales and marketing expense, excluding the non-cash
stock-based compensation expense was partially due to an increase in headcount and increased agent marketing and advertising. The decrease in sales and marketing expense excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs of our sales and marketing efforts.

Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Operations and support	$96.7	$44.5	$52.2	117.3%	$166.7	$105.6	$61.1	57.9%
Percentage of revenue	5.0%	6.5%			5.4%	8.1%
Operations and support expense was $96.7 million and $166.7 million during the three and six months ended June 30, 2021, increases of $52.2 million, or 117.3%, and $61.1 million, or 57.9% compared to the year ago periods, respectively. Included in Operations and support expense were non-cash
expenses related to stock-based compensation of $2.8 million and $7.8 million for the three and six months ended June 30, 2021 and $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively. The increase in stock-based compensation expense for the three and six months ended June 30, 2021 as compared to June 30, 2020 was primarily due to a one-time
acceleration of stock-based compensation expense of $3.1 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Operations and support expense excluding such non-cash
stock-based compensation expense was $93.9 million and $158.9 million, or 4.8% and 5.2% of revenue for the three and six months ended June 30, 2021 and $43.8 million and $104.1 million, or 6.4% and 8.0% for the three and six months ended June 30, 2020, respectively. The increase in absolute dollars, excluding such non-cash
stock based-compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and costs associated with the various acquisitions completed during 2020 and 2021. The decrease in operations and support expense excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to support our agents on our platform.
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Research and development	$73.5	$34.2	$39.3	114.9%	$170.1	$73.0	$97.1	133.0%
Percentage of revenue	3.8%	5.0%			5.5%	5.6%
Research and development expense was $73.5 million and $170.1 million during the three and six months ended June 30, 2021, increases of $39.3 million, or 114.9%, and $97.1 million, or 133.0% compared to the year ago periods, respectively. Included in research and development expense were non-cash
expenses related to stock-based compensation of $13.5 million and $63.0 million for the three and six months ended June 30, 2021 and $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively. The increase in stock-based compensation expense for the three and six months ended June 30, 2021 as compared to June 30, 2020 was primarily due to a one-time
acceleration of stock-based compensation expense of $46.9 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Research and development expense excluding such non-cash
stock-based compensation expense was $60.0 million and $107.1 million, or 3.1% and 3.5% of revenue for the three and six months ended June 30, 2021 and $33.9 million and $72.2 million, or 5.0% and 5.5% for the three and six months ended June 30, 2020, respectively. The increase in absolute dollars, excluding such non-cash
stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. The decrease in research and development expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three and six months ended June 30, 2021 as compared to the three months ended June 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to invest in our technology infrastructure and platform.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
General and administrative	$59.4	$26.5	$32.9	124.2%	$152.3	$53.0	$99.3	187.4%
Percentage of revenue	3.0%	3.9%			5.0%	4.1%

General and administrative expense was $59.4 million and $152.3 million for the three and six months ended June 30, 2021, increases of $32.9 million, or 124.2%, and $99.3 million, or 187.4% compared to the year ago periods, respectively. Included in general and administrative expense were non-cash
expenses related to stock-based compensation of $17.7 million and $77.1 million for the three and six months ended June 30, 2021 and $9.0 million and $11.8 million for the three and six months ended June 30, 2020, respectively. The increases in stock-based compensation expense for the three and six months ended June 30, 2021 compared to the year ago periods were primarily due to a one-time
acceleration of stock-based compensation expense of $55.0 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. General and administrative expense excluding such non-cash
stock-based compensation expense was $41.7 million and $75.2 million, or 2.1% and 2.5% of revenue for the three and six months ended June 30, 2021 and $17.5 million and $41.2 million, or 2.6% and 3.2% for the three and six months ended June 30, 2020, respectively. The increase in absolute dollars, excluding such non-cash
stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. Our general and administrative expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue decreased during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, as we were able to grow our revenues more quickly than the general and administrative expenses of our business.
Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$14.9	$12.7	$2.2	17.3%	$28.4	$25.1	$3.3	13.1%
Percentage of revenue	0.8%	1.9%			0.9%	1.9%
Depreciation and amortization expense increased by $2.2 million, or 17.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, depreciation and amortization expense increased by $3.3 million, or 13.1% when compared to the six months ended June 30, 2020. The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2020 and the six months ended June 30, 2021. Depreciation and amortization expense as a percentage of revenue decreased in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, primarily due to capital expenditures growing at a slower rate relative to our revenue growth.
Investment income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$—	$0.5	$(0.5)	-100.0%	$—	$2.0	$(2.0)	-100.0%
Investment income, net was not meaningful during the three and six months ended June 30, 2021 as a result of lower average interest rates on our short-term interest-bearing investments. During the three and six months ended June 30, 2020, interest income was $0.5 million and $2.0 million, respectively.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(0.6)	$—	$(0.6)	100.0%	$(1.1)	$—	$(1.1)	100.0%
Interest expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2021. These amounts were driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities. These facilities did not exist in the year ago periods.

Benefit from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$1.3	$0.9	$0.4	44.4%	$2.0	$0.9	$1.1	122.2%
Benefit from income taxes increased by $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, benefit from income taxes increased by $1.1 million when compared to the six months ended June 30, 2020. The increase resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions.
K
EY BUSINESS METRICS AND
NON-GAAP
FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP
financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Transactions	65,743	27,357	106,011	51,468
Gross Transaction Value (in billions)	$77.0	$26.9	$120.8	$52.0
Average Number of Principal Agents	10,629	8,534	10,221	8,343
Net Loss (in millions)	$(7.1)	$(84.2)	$(219.5)	$(216.9)
Net Loss Margin	-0.4%	-12.3%	-7.2%	-16.7%
Adjusted EBITDA (1) (in millions)	$71.3	$(56.4)	$40.7	$(158.5)
Adjusted EBITDA Margin (1)	3.7%	-8.3%	1.3%	-12.2%

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
Our Total Transactions for the three and six months ended June 30, 2021 and 2020 were 65,743 and 106,011, increase of 140.3% and 106.0% from the year ago periods, respectively. This increases were due to a combination of agent additions, enhanced productivity from the platform, and a robust housing market. Robust housing demand was driven by a number of factors including: (i) favorable economic conditions supported by historically low mortgage rates, (ii) higher mobility rates as consumers reassess the requirements of their homes, have more flexibility on location, and accelerate the purchase of second homes and (iii) positive demographic trends as millennials are entering the housing market in larger numbers and household formations increase.
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
Our Gross Transaction Value for the three and six months ended June 30, 2021 were $77.0 billion and $120.8 billion, increases of 186.2% and 132.3% from the year ago periods, respectively. We have experienced consistent and significant growth in the number of agents on our platform and the markets we serve, resulting in strong period-over-period growth rates in both Total Transactions and associated Gross Transaction Value.
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
Our Average Number of Principal Agents for the three and six months ended June 30, 2021 were 10,629 and 10,221, respectively, representing increases of 24.5% and 22.5% from the year ago periods, respectively. For the three and six months ended June 30, 2021, our Average Number of Principal Agents was 47% and 45%, respectively, of our average number of total agents. Our principal agents generate revenue across a diverse set of real estate markets in the United States.
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

The following table provides a reconciliation of Net loss to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7.1)	$(84.2)	$(219.5)	$(216.9)
Adjusted to exclude the following:
Depreciation and amortization	14.9	12.7	28.4	25.1
Investment income, net	—	(0.5)	—	(2.0)
Interest expense	0.6	—	1.1	—
Stock-based compensation	54.3	13.0	221.8	24.1
Benefit from income taxes	(1.3)	(0.9)	(2.0)	(0.9)
Restructuring charges (1)	—	2.4	—	9.0
Acquisition-related expenses (2)	9.9	1.1	10.9	3.1

Adjusted EBITDA	$71.3	$(56.4)	$40.7	$(158.5)

Net Loss Margin	-0.4%	-12.3%	-7.2%	-16.7%

Adjusted EBITDA Margin	3.7%	-8.3%	1.3%	-12.2%

(1)	Includes lease termination and severance costs. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)
Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Adjusted EBITDA was income of $71.3 million compared to a loss of $56.4 million during the three months ended June 30, 2021 and 2020, respectively, and income of $40.7 million compared to a loss of $158.5 million during the six months ended June 30, 2021 and 2020, respectively. The favorable increase in Adjusted EBITDA during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to a significant increase in our revenue which was driven by our growth initiatives resulting in an increase in the number of agents that joined our platform during 2020 and 2021, including continued geographic expansion into new markets and a higher volume of transactions from both new and existing agents. Additionally, while expenses increased as compared to the three and six months ended June 30, 2020, the rate of increase was less than the increase in our revenue which contributed to the favorable increases in Adjusted EBITDA.
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

	Three Months Ended June 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,590.4	$124.3	$96.7	$73.5	$59.4
Adjusted to exclude the following:
Stock-based compensation	(11.7)	(8.6)	(2.8)	(13.5)	(17.7)
Acquisition-related expenses	—	—	(9.9)	—	—

Non-GAAP Basis	$1,578.7	$115.7	$84.0	$60.0	$41.7

	Three Months Ended June 30, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$559.0	$90.8	$44.5	$34.2	$26.5
Adjusted to exclude the following:
Stock-based compensation	(0.5)	(2.5)	(0.7)	(0.3)	(9.0)
Restructuirng charges	—	(1.8)	(0.1)	—	(0.5)
Acquisition-related expenses	—	—	(1.1)	—	—

Non-GAAP Basis	$558.5	$86.5	$42.6	$33.9	$17.0

	Six Months Ended June 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,532.6	$235.6	$166.7	$170.1	$152.3
Adjusted to exclude the following:
Stock-based compensation	(56.3)	(17.6)	(7.8)	(63.0)	(77.1)
Acquisition-related expenses	—	—	(10.9)	—	—

Non-GAAP Basis	$2,476.3	$218.0	$148.0	$107.1	$75.2

	Six Months Ended June 30, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,067.8	$197.3	$105.6	$73.0	$53.0
Adjusted to exclude the following:
Stock-based compensation	(4.6)	(5.4)	(1.5)	(0.8)	(11.8)
Restructuirng charges	—	(4.5)	(2.9)	(0.7)	(0.9)
Acquisition-related expenses	—	—	(3.1)	—	—

Non-GAAP Basis	$1,063.2	$187.4	$98.1	$71.5	$40.3

LIQUIDITY AND CAPITAL RESOURCES
Since inception, except for the six months ended June 30, 2021, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of June 30, 2021, we had cash and cash equivalents of $810.7 million and an accumulated deficit of $1.3 billion.
During the three months ended June 30, 2021, we received aggregate proceeds of $438.7 million from our IPO, net of offering costs of approximately $11.0 million.
We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as we continue to invest in the expansion of our business, research and development and sales and marketing activities. We believe our existing cash and cash equivalents, the Concierge Facility (which, as defined below, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our expansion into new geographic markets, future acquisitions, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. As of June 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our IPO prospectus.
In addition to the foregoing, based on our current assessment, we do not currently anticipate any material impact on our long-term liquidity due to the COVID-19 pandemic.
However, we will continue to assess the effect of the pandemic on our operations. The extent and duration of the
COVID-19
pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and our financial condition, results of operations, or cash flows remain uncertain and dependent on future developments that cannot be accurately predicted at this time. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, the timing, availability, and effectiveness of vaccines and the vaccination rates, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. While the potential economic impact brought by the
COVID-19
pandemic may be difficult to assess or predict, the ultimate impact of the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future. In addition, a recession or long-term market correction resulting from the
COVID-19 pandemic
could materially affect our business, financial condition and results of operations.
Concierge Facility
In July 2020, our subsidiary, Compass Concierge SPV I, LLC, or Concierge SPV, entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured by the assets of the Concierge SPV, which primarily consists of the purchased receivables and cash of the Compass Concierge Program. The Concierge Facility is also guaranteed by us. Prior to July 29, 2021, borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate, or LIBOR plus the applicable margin of 3.00%, as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, we were required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of our utilization rate. On July 29, 2021, we amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. As of June 30, 2021 and December 31, 2020, there were $11.1 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility. The interest rate on the Concierge Facility was 3.16% as of June 30, 2021.
We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as customary covenants related to the Concierge SPV, including affirmative covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we and our consolidated subsidiaries fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of June 30, 2021, we were in compliance with the covenants under the Concierge Facility.
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
We have the option to repay our borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled approximately $15.3 million. The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of June 30, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$44.1	$(159.9)
Net cash (used in) provided by investing activities	(123.9)	24.4
Net cash provided by financing activities	450.4	3.0

Net increase (decrease) in cash and cash equivalents	$370.6	$(132.5)

Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities was $44.1 million. The inflow was primarily due to a $219.5 million net loss adjusted for $256.5 million of non-cash charges
and cash inflow due to changes in assets and liabilities of $7.1 million.
For the six months ended June 30, 2020, net cash used in operating activities was $159.9 million. The outflow was primarily due to a $216.9 million net loss adjusted for $60.7 million of non-cash charges
and cash outflow due to changes in assets and liabilities of $3.7 million.
Investing Activities
During the six months ended June 30, 2021, net cash used by investing activities was $123.9 million consisting of $103.8 million in payments for acquisitions, net of cash acquired, and $20.1 million in capital expenditures.
During the six months ended June 30, 2020, net cash provided by investing activities was $24.4 million consisting of $44.4 million in proceeds from sales and maturities of marketable securities partially offset by $19.2 million in capital expenditures and $0.8 million in payments for acquisitions, net of cash acquired.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $450.4 million, primarily consisting of $439.6 million in net proceeds from the issuance of common stock upon initial public offering, $16.2 million in proceeds from the exercise and early exercise of stock options and $2.7 million in net proceeds from drawdowns on the Concierge Facility, partially offset by $6.7 million in payments of contingent consideration related to acquisitions and $1.4 million in paid deferred debt issuance costs relating to the Revolving Credit Facility.
During the six months ended June 30, 2020, net cash provided by financing activities was $3.0 million, primarily consisting of $3.4 million in proceeds from the exercise and early exercise of stock options and $1.0 million in proceeds from the issuance of convertible preferred stock partially offset by $1.4 million in payments of contingent consideration related to acquisitions.
Off-Balance Sheet
Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $282.5 million and $46.1 million as of June 30, 2021 and December 31, 2020, respectively. We did not have any other off-balance sheet
arrangements as of or during the periods presented.
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
There are many uncertainties regarding the
COVID-19
pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and our customers for an indefinite period of time The extent and duration of the
COVID-19
pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and our financial condition, results of operations, or cash flows remain uncertain and depend on future developments that cannot be accurately predicted at this time. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the extent and effectiveness of containment actions taken, the timing, availability, and effectiveness of vaccines and the vaccination rates, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. We will continue to assess impacts of the
COVID-19
pandemic and will adjust our operations as necessary.
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
There have been no material changes to our critical accounting policies and estimates disclosed in our Final IPO Prospectus. For additional information about our critical accounting policies and estimates, see the disclosure included in our Final IPO Prospectus as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE
AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2021 consisted of $810.7 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subjected to interest rate exposure on LIBOR-based interest rates on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the adjusted LIBOR rate plus a margin of 1.85% or an alternate rate of interest upon the occurrence of certain changes in LIBOR. As of June 30, 2021, we had a total outstanding balance of $11.1 million under these debt facilities. Based on the amounts outstanding, a
100-basis
point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our failure to design, maintain, and document sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training in internal control over financial reporting commensurate with public company requirements; formal accounting policies procedures, and controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; IT general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•
We anticipate using a significant amount of our cash to satisfy tax withholding and remittance obligations that will arise in connection with the initial and future settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. Additionally, if we choose to implement a
“sell-to-cover”
settlement method in the future, additional shares will be issued and sold in the market at settlement to cover tax withholding obligations, which would result in dilution to our stockholders.

•	We may not be able to commence our new mortgage joint venture in a timely manner or at all and may not realize the expected benefits from the new venture;

•	If we do not innovate and continuously improve and expand our platform to create value for Compass agents and clients, our business could be negatively impacted;

•	The COVID-19 pandemic has had a material effect on our business, and could continue to do so;

•	We operate in highly competitive markets and we may be unable to compete successfully against competitors;

•	Monetary policies of the federal government and its agencies may have a material impact on our business, results of operations and financial condition;

•	Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition;

•	Our efforts to expand our business and offer additional adjacent services may not be successful;

•	Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these difficult to predict;

•	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business;

•	Actions by our agents or employees could adversely affect our reputation and subject us to liability;

•	If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected;

•	We are periodically subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations;

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
As our revenue is driven by sales commissions and transaction fees, any slowdown or decrease in the total number of residential real estate sale transactions and related transactions executed by our agents for any of the above reasons could adversely affect our business, financial condition and results of operations. In addition, the residential real estate market historically has been seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. We expect our financial results and working capital requirements to reflect these seasonal variations over time, although our growth and market expansion and the ongoing
COVID-19
pandemic have obscured the impact of seasonality in our historical financials to date.
If we do not provide our agents with solutions that they value, we may fail to attract new agents, retain current agents or increase agents’ utilization of our platform, which may adversely affect our business, financial condition and results of operations.
If we do not provide our agents with solutions that they value, we may fail to attract new agents, retain current agents or increase agents’ utilization of our platform. Our continued growth depends on our ability to attract highly-qualified agents in each of the markets we serve and, once they are on our platform, to retain them and to help them expand their businesses and utilize our solutions. In addition, to retain our agents and expand their businesses, we offer a wide range of solutions and adjacent services, which we continue to expand through investments, acquisitions and joint ventures. To enhance our agent recruiting efforts in the future, we may choose to offer increased incentives, which would increase our expenses but cannot be guaranteed to lead to growth. While we believe these investments help our agents succeed, there can be no guarantee that we will retain our agents across the markets we serve, nor that our investments will lead to increased transaction volume. As a result, the success of our business is substantially dependent upon the success and growth of our agents, and their ongoing usage of our platform.
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
We incurred net losses of $388.0 million and $270.2 million for 2019 and 2020, respectively, and had a net loss of $219.5 million for the six months ending June 30, 2021. We had an accumulated deficit of $1.3 billion as of June 30, 2021. We expect to continue to make future investments in developing and expanding our business, including investing in technology, recruitment and training, expanding our adjacent services and pursuing strategic acquisitions and joint ventures. These investments may not result in increased revenue or growth in our business and may continue to result in net losses for our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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
Accordingly, we may not be able to achieve profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. If we fail to manage our expenses or grow our revenue sufficiently to keep pace with our investments, our business may be harmed. In addition, as a public company, we also incur significant legal, accounting and other expenses that we did not incur as a private company, which we anticipate will increase our general and administrative expenses on an absolute dollar basis.
Because we expect to incur significant costs and expenses to grow our business, and we may incur expenses prior to generating incremental revenue with respect thereto, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in an increase in revenue to offset these expenses, which would further increase our losses.
We anticipate using a significant amount of cash to satisfy tax withholding and remittance obligations that will arise in connection with the initial and future settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. Additionally, if we choose to implement a
“sell-to-cover”
settlement method in the future, additional shares will be issued and sold in the market at settlement to cover tax withholding obligations, which would result in dilution to our stockholders. Further, we anticipate to settle a large number of RSU awards this fall, which will result in dilution to our current stockholders.
Prior to December 2020, we granted RSU awards to our employees that vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, and was satisfied upon our IPO in April of 2021. Starting in December 2020, we granted RSU awards to our employees that vest based on the satisfaction of a service-based condition, which is generally satisfied over four years. As a result, a large number of these RSU awards, which have previously satisfied the service-based vesting condition, vested in connection with or subsequent to our IPO and are required to be settled pursuant to their terms. Under U.S. tax laws, the tax withholding and remittance obligations for RSUs arise in connection with their settlement on the settlement date.
We intend to settle all RSUs granted to our employees that have vested as of October 22, 2021 (the “
initial settlement
”) on October 28, 2021 (the “
initial settlement date
”). On the initial settlement date, we plan to withhold a certain number of shares of our Class A common stock that would otherwise be issued with respect to the settling RSU awards and to remit tax withholding amounts on behalf of our employees at applicable statutory rates to the relevant tax authorities, which we refer to as a “
net settlement
”. The tax withholding amount due in connection with the initial settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we expect to remit the tax withholding amounts in cash, which would result in a significant use of our cash. Based on the number of RSUs that are expected to vest as of October 22, 2021 and assuming (i) that the price of our Class A common stock at the time of the initial settlement date would equal to $14.50 per share, which was the price per share as of August 6, 2021, and (ii) a 40% tax withholding rate, we estimate that the tax withholding amount for the initial settlement would be approximately $66 million in the aggregate. Additionally, based on the assumptions stated above, we would expect to deliver an aggregate of approximately 6.8 million shares of our Class A common stock to our employees holding settling RSU awards after withholding an aggregate of approximately 4.5 million shares of our Class A common stock to satisfy tax withholding and remittance obligations. The amount of this obligation could be higher or lower, depending on the price of shares of our

Class A common stock on the initial settlement date, the number of RSU awards that remain outstanding on the initial settlement date when considering forfeitures in the ordinary course, and the actual amount of the tax withholdings which will vary on an employee by employee basis. After the initial settlement, we plan to continue to net settle vested RSUs granted to our employees on a monthly basis. Accordingly, we will continue to fund the tax withholding and remittance obligations on behalf of our employees and offset such funding by withholding shares of Class A common stock, which we would otherwise be obligated to deliver to them. The initial net settlement of RSU awards and the net settlement of these awards going forward will result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.
In the future, we may also choose to implement a
“sell-to-cover”
settlement method to satisfy tax withholding and remittance obligations for our employees, under which shares of our Class A common stock with a market value equivalent to the tax withholdings amount would be sold on behalf of the employees holding RSU awards upon settlement to cover their tax withholding liability and the cash proceeds from such sales will be remitted by us to the relevant taxing authorities. Such sales would not result in our use of additional cash to satisfy the tax withholding obligations for RSU awards, but would result in dilution to our stockholders.
Additionally, we also granted RSU awards to certain of our agents. We intend to settle all RSUs granted to our agents that have vested as of September 20, 2021 on September 24, 2021 and expect to deliver approximately 3.8 million shares of our Class A common stock to them. Because our agents are independent contractors, we do not have tax withholding and remittance obligations, and accordingly, we will not use any of our cash to pay their tax withholding obligations. However, issuance of shares of Class A common stock at settlement would result in dilution to our stockholders.
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
COVID-19
pandemic has had a material effect on our business and could continue to do so.
The extent of the impact of the
COVID-19
pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of
COVID-19
within the United States and internationally, emergence of new variants of the virus, their severity and transmission rates, the timing, availability and effectiveness of vaccines and vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders that impact our business, and the impact on capital and financial markets and on the U.S. and global economies, all of which are highly uncertain and cannot be predicted. Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including generation of commissions from transactions executed by our agents and the number of transactions our title and escrow business closes. In the second quarter of 2020, the
COVID-19
pandemic significantly and adversely affected residential real estate transaction volume. Since that time, in addition to general macroeconomic instability, many governmental authorities put in place limitations on in-person
activities related to the sale of residential real estate, such as prohibitions or restrictions on in-home
showings, inspections and appraisals, and availability or hours of local real property documentation searches and new recordings. Although these measures were largely lifted later in 2020, and our results of operations showed no adverse impact in the third and fourth quarters of 2020, there can be no assurance that such measures will not be implemented in the future or that the pandemic will not again adversely affect transaction volume. In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale.
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
We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•	our ability to attract and retain agents;

•	the timing and market acceptance of our products and services for Compass agents and their clients, including new products and services offered by us or our competitors;

•	the attractiveness of our adjacent services for agents as well as their clients;

•	our ability to attract top engineering talent to further develop and improve our technology to support our business model; and

•	our brand strength relative to our competitors.
Our business model depends on our ability to continue to attract Compass agents and their clients to our platform, and to enhance their engagement in a cost-effective manner. We face competition on a national level and in each of our markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific region or regions. We also face competition from technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models.
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
Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. In addition, in July of 2021, the Justice Department announced that it was withdrawing from the nation-wide antitrust settlement with the National Association of Realtors, (“NAR”) that was entered into in November 2020 to allow for a broader investigation of NAR’s rules and conduct, and there additionally have been recent statements and actions by the Federal Trade Commission (“FTC”) and the executive branch focused on increasing competition. We cannot predict the outcome of the new investigation or the executive branch focus on this issue, but it may result in industry-wide regulatory action, the result of which may cause commission rates to decrease over time. If any such decrease in commission rates were to occur, our business, financial condition, and results of operations may be adversely impacted.

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
As we have grown rapidly, we have expanded to offer additional technologies, products and services on our platform to agents. For example, in 2018 we began offering escrow services, and in 2020 we began offering title services and launched Compass Lens, our machine-learning home valuation product. In 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company, and entered into an agreement with Guaranteed Rate to form a new mortgage origination company. We have invested significant resources in these and other new product and services offerings we expect to launch in the future. However, there can be no guarantee that we can continue to launch new products and services in a timely manner, or at all. Even if we do launch new products and services, if they are not utilized by our agents at the rate we expect, or at all, our business, financial condition, and results of operations may be adversely affected.
We may not be able to commence our new mortgage joint venture in a timely manner or at all and may not realize the expected benefits from the new joint venture.
We and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, have entered into a definitive agreement to form OriginPoint, a new mortgage origination company. OriginPoint was structured as a non-exclusive
joint venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee. OriginPoint has not yet commenced operations and there can be no assurance that it will commence operations in a timely manner or at all.
In addition, we may not realize the expected benefits (including anticipated revenue) from this new joint venture. The mortgage industry is inherently cyclical in nature and volatile and, as discussed in this Quarterly Report is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including regulatory changes, increases in mortgage interest rates, other changes in market conditions, consumer trends, high levels of competition and decreases in operating margins. Any one of these factors could adversely affect the mortgage industry and our new joint venture in a material way.
The benefits of OriginPoint will depend, in part, on the successful partnership between us and Guaranteed Rate. Although we have representation on the management committee and will be able to participate meaningfully in the decision-making process involving material business decisions. Rather, OriginPoint will be managed by executives at the entity who will be charged with making decisions with respect to the day-to-day
operation of the business and the provision of core mortgage services. Guaranteed Rate will act in a capacity as a service provider, providing certain services to support OriginPoint’s day-to-day
operations. OriginPoint’s management may make decisions which result in harm to the joint venture. Additionally, the joint venture is non-exclusive
and Guaranteed Rate may decide to focus on and pursue opportunities outside of the joint venture. As a result, the services which Guaranteed Rate will be engaged to provide to OriginPoint may deteriorate necessitating OriginPoint to make alternative arrangements. In addition, OriginPoint or Guaranteed Rate could face operational or liquidity risks, such as litigation or regulatory investigations. Even though we hold a minority ownership interest in the joint venture, improper actions by OriginPoint or Guaranteed Rate may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Additionally, in the event that we have a disagreement with Guaranteed Rate with respect to a particular issue or as to the management or conduct of the business, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in or the business of the joint venture and may consume management time and other resources to negotiate and resolve. Any of the foregoing could have an adverse impact on OriginPoint’s results of operations and financial condition and result in us not being able to realize the expected benefits from the new joint venture.
In addition, there is no assurance that our agents, many of whom have existing relationships with other mortgage lenders, will support or work with OriginPoint. Moreover, regulatory constraints prevent us from financially incenting such agents to refer their clients to Origin Point.

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

•	our ability to attract and retain agents;

•	our ability to develop new solutions and offer new services on our platform;

•	changes in interest rates or mortgage underwriting standards;

•	the actions of our competitors;

•	costs and expenses related to the strategic acquisitions, partnerships and joint ventures;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;

•	system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

•	adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

•
the overall tax rate for our business and the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

•	the application of new or changing financial accounting standards or practices; and

•	changes in regional or national business or macroeconomic conditions, including as a result of the ongoing COVID-19 pandemic, which may impact the other factors described above.
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
Our success depends on the performance of our agents and employees. Although our agents are independent contractors, if they were to provide lower quality services to their clients in a given market or overall, our image and reputation could be adversely affected. In addition, if our agents make fraudulent claims about properties they show, if their transactions lead to allegations of errors or omissions, if they violate certain regulations, or if they engage in self-dealing or do not disclose conflicts of interest to their clients, we could also be subject to litigation and regulatory claims which, if adversely determined, could adversely affect our business, financial condition and results of operations. For example, if an agent were to recommend that a client use an escrow service in which the agent had an ownership interest but failed to disclose that interest to the client and to us, we could see our reputation tarnished and be held liable for the agent’s failure to disclose that interest under the Real Estate Settlement Proceeding Act. Similarly, we are subject to risks of loss or reputational harm in the event that any of our employees violate applicable laws, as such laws may harm our agents’ businesses or impact clients.
If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected.
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in small acquisitions of businesses or agents to provide us with greater access to a given market. For example, in July 2021, we acquired the Randall Family of Companies, a group of Southern Coastal New England residential real-estate brokerage companies. At times, we may look to larger acquisitions to provide us with additional technology or adjacent services to further enhance our platform and accelerate our ability to offer new products. For example, in 2020, we acquired Modus Technologies, Inc., a title and escrow company, that provided us with a platform to offer title services to our agents and in May 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company. Such strategic transactions that we enter into could be material to our financial condition and results of operations, and there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic transaction. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets.
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
The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the products and services we provide to our agents and their clients, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), any of which in turn could have a material adverse effect on our competitiveness and business, financial condition and results of operations. We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could adversely affect our reputation, business, financial condition and results of operations.
We could be subject to losses if banks do not honor our escrow and trust deposits.
We act as escrow agents for certain Compass clients of our agents. As an escrow agent, we receive money from clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions (in most cases as confirmed by such clients, lenders, their respective agents or other third parties), we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $24.7 million and $46.1 million as of December 31, 2019 and 2020, respectively, and $282.5 million as of June 30, 2021. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, clients could seek to hold us responsible for such amounts and, if the clients prevailed in their claims, we could be subject to significant losses.
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
In addition, we have at times undertaken workforce reductions to better align our operations with our strategic priorities, to manage our cost structure or in connection with acquisitions. For example, in response to the early effects of the
COVID-19
pandemic on the industry, including our business, we took certain cost-saving measures, including reduction of our workforce and salary reductions. Although we have increased our workforce to above pre-pandemic
levels and the salary reductions have been reversed and we have made our employees whole through additional equity awards, there can be no assurance that these actions will not adversely affect employee morale, our culture and our ability to attract and retain employees. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.
Our ability to recruit agents depends on the strength of our reputation, and adverse media coverage could harm our business.
We believe that we have developed a strong reputation for helping agents succeed on the basis of our rapid growth in recent years, the technological sophistication of our platform, and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our platform are important aspects of our efforts to attract and retain agents. In addition, our actions and growth are frequently reported on in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of our agents, or other unforeseeable events, which may cause our ability to attract and retain agents to suffer. If we are unable to maintain or enhance agent awareness of our business, or if our reputation is damaged in a given market or nationally, our business, financial condition and results of operations could be harmed.

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

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time- consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.
As an example of a current litigation matter, we are party to a lawsuit involving plaintiff Avi Dorfman, who seeks compensation for certain services and other contributions allegedly provided in our formation; if Mr. Dorfman prevails, we may be forced to issue equity securities to him, which could cause dilution to holders of our capital stock. See the section titled “Legal Proceedings” in Part I, Item 1 of this Quarterly Report for additional information.
In addition, since 2016 we have included mandatory arbitration provisions in our agreements with each of our agents, and since 2018 we have added mandatory arbitration provisions in our agreements with our employees. The provisions are intended to cover all disputes between us and our employees and agents, if permitted by law. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In addition, these mandatory arbitration provisions are intended to cover claims related to our agent equity program, if permitted by law, though it is currently unclear whether such provisions are enforceable with respect to claims arising under the U.S. federal securities laws. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure.
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
Our real estate brokerage business, our title and escrow business and the businesses of our agents must comply with RESPA and a variety of similar state regulations. RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to escrow service providers in connection with the closing of certain real estate transactions such as those involving federally-backed mortgages (under RESPA) or any residential sale (under certain state regulations). Such laws may to some extent impose limitations on arrangements involving our real estate brokerage, escrow services, and title agency. RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers if certain requirements are met, including fee splits between title underwriters and agents, brokers and agents, and market-based fees for the provision of goods or services and marketing arrangements. In addition, RESPA allows for referrals to affiliated entities, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, RESPA compliance may become a greater challenge under certain administrations for most industry participants offering escrow services, including brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes and some state authorities have also asserted enforcement rights. In addition, title and escrow services are highly regulated. Our title agency services business also is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. For example, the State of Washington Office of Insurance Commissioner ordered our Modus Title subsidiary’s insurance producer license revoked as of April 1, 2021. Even though the order was rescinded as of June 9, 2021 and the license revocation was stayed throughout the appeal process, our title agency services business could be subject to similar types of actions in the future, which may not be resolved in our favor.
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
Our Class A common stock has one vote per share, our Class B common stock has no voting rights, except as otherwise required by law, and our Class C common stock has 20 votes per share. Robert Reffkin, our founder, Chairman and Chief Executive Officer, holds all of the issued and outstanding shares of Class C common stock. As of June 30, 2021, our founder held approximately 45% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as our founder vests in equity awards, including outstanding certain performance-based equity awards, pursuant to his right to require us to exchange any shares of Class A common stock for shares of Class C common stock.
If all such equity awards held by our founder had been vested, settled and exchanged for shares of Class C common stock as of June 30, 2021, our founder would have held approximately 69% of the voting power of our outstanding capital stock. As a result, our founder will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our founder may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
In addition, because our Class A common stock has one vote per share, if we issue Class C common stock in the future upon the vesting and settlement of equity awards held by our founder, the holders of Class C common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.
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
In addition, as of June 30, 2021, we had options and RSUs outstanding that, if fully exercised, would result in the issuance of 114,033,595 shares of Class A common stock and 1,002,540 shares of Class B common stock. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the market standoff agreements and lock-up
agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of RSUs will be available for immediate resale in the open market.
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
Our restated certificate of incorporation and amended and restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees
.
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
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
We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
Since April 1, 2021 through June 30, 2021 (the date of the filing of our registration statement on Form
S-8),
the Registrant has issued an aggregate of 328,444 shares of its Class A common stock in connection with its acquisitions of certain companies or their assets and as consideration to individuals and entities who were former service providers or stockholders of such companies. The offer, sale and issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4 (a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
On July 1, 2021, 4,562,160 share of Class B common stock, constituting all outstanding Class B common stock, were converted into the same number of shares of Class A common stock under the Registrant’s Restated Certificate of Incorporation. No additional consideration was paid in connection with the conversion. The offer, sale and issuance of the above securities was deemed exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act as the conversion exclusively involved the Registrant’s existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion.
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

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of July 29, 2021.					X

10.2	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement.					X

10.3	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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
Date: August 10, 2021

COMPASS, INC.

By:	/s/ Robert Reffkin
Robert Reffkin
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristen Ankerbrandt
Kristen Ankerbrandt
Chief Financial Officer
(Principal Financial Officer)

i