Form 10-Q
period 2021-09-30
Compass, Inc.
filed 2021-11-12
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.00001 par value per share	COMP Exchange	The New York Stock
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 202
1, there were 406,777,033 shares of the registrant’s common stock outstan ding.

Compass, Inc.
Index to Condensed Consolidated Financial Statements

		Page
Special Note Regarding Forward-Looking Statements		3
PART I.	FINANCIAL INFORMATION	4
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	53
	Signatures	i
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$791.4	$440.1
Accounts receivable, net of allowance of $7.8 and $8.1, respectively	55.5	54.8
Compass Concierge receivables, net of allowance of $20.0 and $17.2, respectively	49.4	49.5
Other current assets	84.4	54.9

Total current assets	980.7	599.3
Property and equipment, net	151.3	141.7
Operating lease right-of-use assets	458.9	426.6
Intangible assets, net	127.5	45.6
Goodwill	182.6	119.8
Other non-current assets	46.2	32.1

Total assets	$1,947.2	$1,365.1

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$35.3	$36.6
Commissions payable	73.0	62.0
Accrued expenses and other current liabilities	215.7	106.8
Current lease liabilities	80.2	68.1
Concierge credit facility	18.7	8.4

Total current liabilities	422.9	281.9
Non-current lease liabilities	457.8	435.9
Other non-current liabilities	36.6	23.5

Total liabilities	917.3	741.3

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.00001 par value, 0 and 246,430,170 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 237,047,550 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	1,486.7
Stockholders’ equity (deficit)
Common stock, $0.00001 par value, 13,850,000,000 and 700,754,910 shares authorized at September 30, 2021 and December 31, 2020, respectively; 399,082,563 and 125,221,900 shares issued at September 30, 2021 and December 31, 2020, respectively; 399,082,563 and 122,971,900 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,445.4	238.0
Accumulated deficit	(1,420.2)	(1,100.9)

Total Compass, Inc. stockholders’ equity (deficit)	1,025.2	(862.9)
Non-controlling interest	4.7	—

Total stockholders’ equity (deficit)	1,029.9	(862.9)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,947.2	$1,365.1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(
In millions, except share and per share data, unaudited
)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,743.6	$1,188.5	$4,808.9	$2,490.5
Operating expenses:
Commissions and other related expense	1,430.6	979.4	3,963.2	2,047.2
Sales and marketing	130.6	99.7	366.2	297.0
Operations and support	97.0	53.3	263.7	158.9
Research and development	89.7	33.7	259.8	106.7
General and administrative	79.5	22.7	231.8	75.7
Depreciation and amortization	16.7	13.0	45.1	38.1

Total operating expenses	1,844.1	1,201.8	5,129.8	2,723.6

Loss from operations	(100.5)	(13.3)	(320.9)	(233.1)
Investment income, net	0.1	—	0.1	2.0
Interest expense	(0.7)	(0.2)	(1.8)	(0.2)

Loss before income taxes	(101.1)	(13.5)	(322.6)	(231.3)
Benefit from income taxes	1.3	—	3.3	0.9

Net loss	$(99.8)	$(13.5)	$(319.3)	$(230.4)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.12)	$(1.06)	$(2.11)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	392,979,596	110,447,900	300,303,264	109,448,680

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the three months ended September 30, 2021:
Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$—	$(1,320.4)	$1,075.5	$—	$1,075.5
Net loss	—	—	—	—	—	—	(99.8)	(99.8)	(0.3)	(100.1)
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	5.0	5.0
Issuance of stock for option exercises and RSU settlements	—	—	4,662,596	—	2.9	—	—	2.9	—	2.9
Vesting of early exercised stock options	—	—	—	—	1.3	—	—	1.3	—	1.3
Stock-based compensation	—	—	—	—	45.3	—	—	45.3	—	45.3

Balances at September 30, 2021	—	$—	399,082,563	$—	$2,445.4	$—	$(1,420.2)	$1,025.2	$4.7	$1,029.9

For the three months ended September 30, 2020:
Balances at June 30, 2020	246,430,170	$1,526.7	110,645,490	$—	$172.1	$—	$(1,047.6)	$(875.5)	$—	$(875.5)
Net loss	—	—	—	—	—	—	(13.5)	(13.5)	—	(13.5)
Issuance of stock for option exercises	—	—	857,250	—	3.3	—	—	3.3	—	3.3
Stock-based compensation	—	—	—	—	6.1	—	—	6.1	—	6.1

Balances at September 30, 2020	246,430,170	$1,526.7	111,502,740	$—	$181.5	$—	$(1,061.1)	$(879.6)	$—	$(879.6)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2021:
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$—	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	—	(319.3)	(319.3)	(0.3)	(319.6)
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	5.0	5.0
Issuance of shares in connection with acquisitions	—	—	855,740	—	10.1	—	—	10.1	—	10.1
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	—	67.6	—	67.6
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of issuance costs	—	—	26,296,438	—	438.7	—	—	438.7	—	438.7
Issuance of stock for option exercises and RSU settlement s	—	—	9,185,720	—	14.1	—	—	14.1	—	14.1
Early exercise of stock options	—	—	818,590	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	3.8	—	—	3.8	—	3.8
Stock-based compensation	—	—	—	—	254.0	—	—	254.0	—	254.0

Balances at September 30, 2021	—	$—	399,082,563	$—	$2,445.4	$—	$(1,420.2)	$1,025.2	$4.7	$1,029.9

For the nine months ended September 30, 2020:
Balances at December 31, 2019	246,365,350	$1,525.7	109,294,060	$—	$143.4	$0.1	$(825.1)	$(681.6)	$—	$(681.6)
Cumulative change in accounting principle (ASU 2016-13)	—	—	—	—	—	—	(5.6)	(5.6)	—	(5.6)
Net loss	—	—	—	—	—	—	(230.4)	(230.4)	—	(230.4)
Unrealized loss on investments	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Issuance of shares in connection with acquisitions	—	—	401,310	—	1.2	—	—	1.2	—	1.2
Issuance of Series G convertible preferred stock, net of issuance costs	64,820	1.0	—	—	—	—	—	—	—	—
Issuance of stock for option exercises	—	—	1,807,370	—	6.7	—	—	6.7	—	6.7
Stock-based compensation	—	—	—	—	30.2	—	—	30.2	—	30.2

Balances at September 30, 2020	246,430,170	$1,526.7	111,502,740	$—	$181.5	$—	$(1,061.1)	$(879.6)	$—	$(879.6)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(319.3)	$(230.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45.1	38.1
Stock-based compensation	292.9	30.2
Change in acquisition related contingent consideration	(4.4)	5.5
Bad debt expense	8.9	12.7
Amortization of debt issuance costs	0.9	0.1
Changes in operating assets and liabilities:
Accounts receivable	1.6	(65.7)
Compass Concierge receivables	(7.1)	0.9
Other current assets	(29.6)	14.9
Other non-current assets	(13.4)	(2.8)
Operating lease right-of-use assets and operating lease liabilities	1.6	33.2
Accounts payable	(2.4)	(12.8)
Commissions payable	8.8	56.9
Accrued expenses and other liabilities	64.7	31.1

Net cash provided by (used in) operating activities	48.3	(88.1)

Investing Activities
Proceeds from sales and maturities of marketable securities	—	55.5
Capital expenditures	(33.6)	(34.8)
Payments for acquisitions, net of cash acquired	(127.3)	(0.8)

Net cash (used in) provided by investing activities	(160.9)	19.9

Financing Activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1.0
Proceeds from exercise and early exercise of stock options	19.1	6.8
Proceeds from drawdowns on Concierge credit facility	29.6	8.2
Repayments of drawdowns on Concierge credit facility	(19.3)	—
Payments of contingent consideration related to acquisitions	(8.2)	(3.2)
Payments of debt issuance costs for credit facilities	(1.9)	—
Proceeds from capital contribution of non-controlling interest in OriginPoint, LLC joint venture	5.0	—
Proceeds from issuance of common stock upon initial public offering, net of offering costs	439.6	—

Net cash provided by financing activities	463.9	12.8

Net increase (decrease) in cash and cash equivalents	351.3	(55.4)
Cash and cash equivalents at beginning of period	440.1	491.7

Cash and cash equivalents at end of period	$791.4	$436.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$0.7	$—
Supplemental non-cash information:
Issuance of common stock for acquisitions	$10.1	$1.2

Conversion of convertible preferred stock in connection with initial public offering	$1,419.1	$—

Conversion of Series D convertible preferred stock	$67.6	$—

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
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The activities of OriginPoint LLC (“OriginPoint”), a mortgage origination company and joint venture formed in July 2021 between the Company and Guaranteed Rate, Inc. (“Guaranteed Rate”), are consolidated within the accompanying condensed consolidated financial statements. OriginPoint is owned 49.9% by the Company and 50.1% by Guaranteed Rate and the activities of OriginPoint are consolidated since the Company has the power to direct those activities that will significantly affect the economic performance of the joint venture. The economic interests related to Guaranteed Rates’ 50.1% ownership interest are reflected as non-controlling
interest in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all controlled subsidiaries. The condensed consolidated statements of operations include the results of entities acquired from the date of each respective acquisition.
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
For stock options, which the Company issues to employees and affiliated agents, the Company generally estimates the fair value using the Black- Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.
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
paid-in
capital at the end of the vesting period when the underlying RSUs are issued. For the nine months ended September 30, 2021, the Company recognized stock-based compensation expense and an associated liability of $40.1 million in connection with RSUs earned as a part of the 2021 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheet.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the IPO, are capitalized and recorded on the condensed consolidated balance sheets. As of December 31, 2020, $1.8 million of deferred offering costs were capitalized in Other non-current
assets on the condensed consolidated balance sheet. During the nine
 months ended
September
 30, 2021, $11.0 million of deferred offering costs were recorded against the proceeds from the initial public offering in Additional paid-in
capital on the condensed consolidated balance sheet and as of September 30, 2021 there were no remaining deferred offering costs included on the condensed consolidated balance sheet.
New Accounting Pronouncements
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740,
Income Taxes
related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The new standard became effective for public companies with fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance became effective starting March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Acquisitions
During the nine months ended September 30, 2021, the Company completed several business acquisitions including the acquisition of 100% of the ownership interests in KVS Title, LLC, a title insurance and escrow settlement services company, Glide Labs, Inc., a real estate technology company, Randall Family of Companies, a group of Southern Coastal New England residential real-estate brokerage entities, four additional small real estate brokerages and one additional small title insurance and escrow settlement services company. The purpose of these acquisitions was to expand the Company’s title and escrow offerings, to grow the Company’s transaction management tools included in its end-to-end
real estate platform, and to expand its existing brokerage business in key domestic markets. The Company has accounted for two of the real estate brokerages as asset acquisitions and the remaining acquisitions were accounted for as business combinations.
Total Consideration
The total consideration for acquisitions completed during the nine months ended September 30, 2021 comprised $148.5 million of cash, net of cash acquired, $5.8 million in Class A Common Stock of the Company and up to $5.4 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2023. During the nine months ended September 30, 2021, $127.3 million in cash was paid in connection with these acquisitions, net of cash acquired, and up to an aggregate of $21.2 million will be paid once certain indemnification matters and pre-acquisition
contingencies are resolved.
These future cash payments were recorded as Accrued expenses and other current liabilities in the condensed consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: broker relationships of $82.7 million; trademark intangible assets of $11.4 million; acquired technology of $5.5 million; operating lease right-of-use
assets of $9.7 million; $7.1 million of other current and
non-current
assets; lease liabilities of $9.7 million; and $9.7 million of other current and non-current
liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $62.7 million. Acquired intangible assets are being amortized over their estimated useful lives of approximately 2 to 9 years.
Approximately $22.0 million of the goodwill recorded during the nine months ended September 30, 2021 is deductible for tax purposes. The amount of tax-deductible
goodwill may increase in the future to approximately $61.7 million dependent on the payment of certain holdbacks and acquisition related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its domestic deferred tax assets.

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
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired busin
e
sses in the event that certain targets and milestones are met. Approximately $13.0 million of the obligations as of September 30, 2021 are fixed in value. As of September 30, 2021, the undiscounted maximum payment under these arrangements was

$28.2 million.
Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Opening balance	$33.0	$15.3	$39.8	$16.4
Acquisitions	0.7	—	5.4	—
Payments and issuances	(2.7)	(2.4)	(13.7)	(5.4)
Fair value (gains) losses included in net loss	(3.9)	3.6	(4.4)	5.5

Closing Balance	$27.1	$16.5	$27.1	$16.5

Other Acquisition Related Compensation
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of September 30, 2021, the maximum
 future compensation to such selling shareholders in connection with these arrangements was $
57.7
 million.
 For the three months ended September 30, 2021 and 2020, the Company recognized $7.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized $18.9 million and $1.6 million, respectively, in compensation expense within Operations and support in the accompanying condensed consolidated statements of operations related to these arrangements.
During the nine months ended September 30, 2021, the Company granted 277,776 shares of common stock to sellers in accordance with arrangements where vesting of the shares is contingent on such sellers providing continued service to the Company. Accordingly, these share-based payments will be accounted for as stock-based compensation expense over the underlying retention periods. As a result, the Company recognized $0.7 million stock-based compensation expense related to these compensation arrangements during the three and nine months ended September 30, 2021.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $789.6 million and $440.1 million as of September 30, 2021 and December 31, 2020, respectively, are held in cash and money market funds which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $27.1 million and $39.8 million as of September 30, 2021 and December 31, 2020, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and nine months ended September 30, 2021 and 2020. The following table presents the balances of contingent consideration (in millions):

	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$12.1	$19.1
Other non-current liabilities	15.0	20.7

Total contingent consideration	$27.1	$39.8

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

The following tables present quantitative information regarding the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities, consisting of different contingent consideration agreements, measured at fair value on a recurring basis:

	September 30, 2021	December 31, 2020
Discount rate	0.0% - 2.0%	0.0% - 2.0%
Weighted average discount rate	0.5%	1.3%
Earnings volatility	0% - 15%	0% - 18%
Weighted average earnings volatility	3.4%	6.9%
5.    Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. Prior to July 29, 2021 borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate (“LIBOR”) plus a margin of 3.00
%
as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, the Company was required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of the Company’s utilization rate. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. The interest rate on the Concierge Facility was 3.15% as of September 30, 2021.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of September 30, 2021, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $16.3 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of September 30, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.

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
Avi Dorfman v. Robert Reffkin and Urban Compass, Inc.
In July 2014, Avi Dorfman (“Dorfman”) and RentJolt, Inc. (“RentJolt”) (collectively, “Plaintiffs”) filed suit against the Company and Robert Reffkin (“Defendants”), seeking compensation for certain services, trade secrets and other contributions allegedly provided in the formation of the Company. After miscellaneous motion practice, in June 2018, Defendants moved for summary judgment, the court held oral argument in October 2018 and ultimately denied the Defendants’ motion for summary judgment in October 2019. In November 2019, Defendants appealed portions of the court’s summary judgment ruling. In February 2020, the appellate court granted in part and denied in part Defendants’ appeal resulting in one plaintiff (RentJolt) voluntarily discontinuing its only remaining claim and leaving the case. Defendants have one motion in limine pending. A trial date has been set for January 2022. On October 25, 2021, the parties agreed to a settlement in principle. Once the settlement is finalized
,
the case will be dismissed with prejudice. The Company recorded an expense of

$
21.3

million during the three and nine months ended September 30, 2021 in connection with the settlement within General and administrative expense in the accompanying condensed consolidated statements of operations.
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
On July 3, 2020, Plaintiffs filed their Second Amended Complaint. On December 18, 2020, the Court denied the Company’s motion to compel arbitration on Plaintiffs’ second amended complaint without prejudice. Defendants’ Answer to the Second Amended Complaint and Counterclaims were filed on January 28, 2021. Additionally, the Company filed its appeal of the lower Court’s denial of the Company’s motion to dismiss and motion to compel arbitration on February 1, 2021. On June 1, 2021, the First Department affirmed the lower Court’s denial of the Company’s motion to compel arbitration. Discovery is proceeding, with an end date set for
October
 3, 2022. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2021 and December 31, 2020, the Company was contingently liable for $51.7 million and $50.7 million, respectively, under these letters of credit. As of September 30, 2021, $16.3 million and $35.4 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2020, all letters of credit were collateralized by the Company’s cash and cash equivalents.
Escrow and Trust Deposits
As a service to its home buyers and home sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $205.7 million and $46.1 million, respectively as of September 30, 2021 and December 31, 2020. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

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
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25,000,000. As of September 30, 2021, there are no shares of the Company’s preferred stock issued and outstanding.
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
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock and 100,000,000 shares of Class C common stock. As of September 30, 2021, the Company had three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.

	September 30, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	383,838,073	383,838,073
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	15,244,490	15,244,490
Total	13,850,000,000	399,082,563	399,082,563

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
As of December 31, 2020, the Company had 2,250,000 shares of Class A common stock issued and held as treasury stock which were subsequently retired on July 1, 2021.
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

2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29,666,480 shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the Company’s 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to five percent (5%) of the total number of outstanding shares of all classes of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of September 30, 2021, there were
 27,437,628 shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of 7,416,620 shares of common stock to purchase rights granted to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to one percent (1%) of the total number of outstanding shares of common stock and shares of preferred stock of the Company outstanding (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150,000,000 shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of the date of this filing, no shares have been granted under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1,061,250 stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	62,827,150	$4.55	7.8	$1,208.0
Granted	3,262,457	13.93
Exercised	(6,224,067)	3.08
Forfeited	(1,377,408)	6.62

Balances as of September 30, 2021	58,488,132	$5.17	7.2	$478.7

Exercisable and vested at September 30, 2021	35,425,241	$3.75	6.3	$337.1

During the nine months ended September 30, 2021 and 2020, the intrinsic value of options exercised was $97.6 million and $4.8 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of S hres	Weighted Average Grant Date Fair Value
Balances as of December 31, 2020	32,556,160	$6.75
Granted	32,872,347	14.09
Vested and converted to common stock	(3,786,513)	16.71
Forfeited	(2,159,492)	13.06

Balances as of September 30, 2021	59,482,502	$9.94

Included in the table above are 8,611,810 RSUs granted to an executive employee during the three months ended March 31, 2021. These RSUs have service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange. During the nine months ended September 30, 2021 and 2020, the fair value of restricted stock units that vested and converted to common stock was $51.1 million and $0, respectively. During October and November 2021, the Company net settled all RSUs that had vested as of October 31, 2021. In connection with these settlements, the Company issued an aggregate of 6.8 million shares of Class A common stock and withheld an aggregate of 4.7 million shares of Class A common stock to satisfy $60.3 million of tax withholding obligations on behalf of the Company’s employees.

Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commissions and other related expense	$26.3	$0.5	$82.6	$5.1
Sales and marketing	10.3	2.6	27.9	8.0
Operations and support	4.5	0.7	12.3	2.2
Research and development	13.2	0.3	76.2	1.1
General and administrative	16.8	2.0	93.9	13.8

Total stock-based compensation expense	$71.1	$6.1	$292.9	$30.2

As more fully described in Note 1 – “Business and Basis of Presentation”, the Company recognized $
148.5
 million in stock-based compensation expense in connection with the effectiveness of the Company’s IPO registration statement on March 31, 2021.
Stock-based compensation expense for the nine months ended September 30, 2021 includes the following amounts related to a one-time
acceleration of stock-based compensation expense in connection with the IPO (in millions):

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0

Total stock-based compensation expense	$148.5

As of September 30, 2021, unrecognized stock-based compensation expense totaled $598.0 million and is expected to be recognized over a weighted-average period of 3.2 years.
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
During the nine months ended September 30, 2021, 818,590 stock options were early exercised for total proceeds of $5.0 million. As of September 30, 2021, 1,181,720 shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current
liabilities in the condensed consolidated balance sheet was $6.8 million as of September 30, 2021. Amounts recorded are transferred into Common stock and Additional paid-in
capital within the condensed consolidated balance sheets as the shares vest.
9.    Income Taxes
The Company recognized a benefit from income taxes of $1.3

million and $3.3 million for the three and nine months ended September 30, 2021, respectively. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future AMT tax credits. The Company recognized a benefit from income taxes of $0.9 million for the nine months ended September 30, 2020.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company does not have any amount recorded related to uncertain tax positions as of the period ended September 30, 2021 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
The United States is the Company’s only material tax jurisdiction and as a result of net operating loss carryforwards, the Company is subject to audit for all years for US federal income tax purposes.
10.    Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per share under the
two-class
method required for multiple classes of common stock and participating securities (convertible preferred stock). The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A common stock, Class B common stock and Class C common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(99.8)	$(13.5)	$(319.3)	$(230.4)

Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	392,979,596	110,447,900	300,303,264	109,448,680

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.12)	$(1.06)	$(2.11)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	248,336,668	—	248,336,668
Outstanding stock options	58,488,132	62,507,670	58,488,132	62,507,670
Outstanding RSUs	59,482,502	29,089,920	59,482,502	29,089,920
Unvested early exercised options	1,181,720	—	1,181,720	—
Unvested common stock	574,926	754,710	574,926	754,710

Total	119,727,280	340,688,968	119,727,280	340,688,968

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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the pr
o
perty, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated quarterly and on an annual basis. As of September 30, 2021 and December 31, 2020, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 93%, respectively.

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
The following table summarizes the activity of the ACL for Concierge Receivables for the three and nine months ended September 30, 2021 (in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Beginning of period	$19.3	$17.2
Allowances	2.5	7.2
Net write-offs and other	(1.8)	(4.4)

End of period	$20.0	$20.0

Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following tables present the aging analysis of Concierge Receivables as of September 30, 2021 (in millions):

	31-90 days	Over 90 days	Total Past Due	Current	Total
September 30, 2021	$0.6	$12.6	$13.2	$56.2	$69.4
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
the Company took a range of measures to address the uncertainties related to the
COVID-19
pandemic including, but not limited to, reducing the size of its workforce, terminating certain lease obligations and reducing certain discretionary expenses during the first half of 2020. As a result of these cost-saving measures, the Company reduced its workforce by approximately 15%. Although the demand in the Company’s services had recovered starting in the second half of 2020, the duration of the pandemic and any impacts on consumer behavior are unknown, and the amount of that demand which will persist after the reversal of the stay-at-home
orders is unknown. Additionally, the pandemic’s impacts on the overall economy and credit markets could significantly impact the Company’s estimates of fair value, which could affect the carrying amount of certain assets and liabilities. As of September 30, 2021, the impacts of the pandemic have not significantly impacted the carrying amount of the Company’s assets and liabilities.
The expenses resulting from these cost-saving measures were included in the consolidated statement of operations for the three and nine months ended September 30, 2020, as follows (in millions):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Severance	Lease Terminaion	Total	Severance	Lease Terminaion	Total
Sales and marketing	$—	$1.2	$1.2	$1.5	$4.2	$5.7
Operations and support	—	—	—	2.9	—	2.9
Research and development	—	—	—	0.7	—	0.7
General and administrative	—	—	—	0.9	—	0.9

Total	$—	$1.2	$1.2	$6.0	$4.2	$10.2

The Company did not recognize any restructuring expenses during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company did not have any material remaining liabilities related to restructuring costs.

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

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2021.

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
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors who affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We generate revenue from clients through our agents by assisting home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, like title and escrow services. We currently generate substantially all of our revenue from commissions paid to us by clients at the time that a home is transacted on our platform. While adjacent services comprise a smaller portion of our revenue to date, we are well- positioned to capture meaningful revenue from adjacent services as we continue to expand and diversify our offerings within the real estate ecosystem.
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
On March 31, 2021, in connection with the effectiveness of the IPO Registration Statement, we recognized $148.5 million in stock-based compensation expense for (i) certain restricted stock units (“RSUs”) that contained both service-based and liquidity event-based vesting conditions as the liquidity event- based vesting condition was satisfied upon effectiveness of the IPO Registration Statement and (ii) certain stock options and RSU awards with service, performance and market-based vesting conditions that include stock price targets to be met after the listing of our stock on a public exchange.

Recent Developments
In July 2021, we and Guaranteed Rate formed OriginPoint, a new mortgage origination company. OriginPoint will originate mortgages for our real estate brokerage clients, as well as the clients of any other brokerage, in order to make loans available to a broad consumer audience. OriginPoint is a joint venture and is owned 49.9% by us and 50.1% by Guaranteed Rate.
Operational Highlights for the three months ended September 30, 2021
We look to continue to attract the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by increasing the productivity of our agents and by selectively attracting high-performing agents looking to grow their business. We also continue to significantly invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 25,000 agents on our platform as of September 30, 2021. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended September 30, 2021, the Average Number of Principal Agents
(1)
was 11,616, an increase of 2,768, or 31.3%, from the three months ended September 30, 2020. The principal agent additions came in both new and existing markets.
During the three months ended September 30, 2021, our agents closed 62,349 Total Transactions
(1)
, an increase of 35.8% when compared to the three months ended September 30, 2020. Our growth in Total Transactions was due to a combination of new agents joining the platform, enhanced productivity for existing agents already on the platform and a robust housing market.
Our Gross Transaction Value
(1)
for the three months ended September 30, 2021 was $69.1 billion, an increase of 44.6% when compared to the three months ended September 30, 2020. This growth reflects strong transaction volume, higher productivity per principal agent and higher Average Transaction Values. Average Transaction Value is calculated by dividing Gross Transaction Value by Total Transactions.

(1)
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

We believe there remains a meaningful opportunity to grow our business by continuing to expand our geographic coverage. During the three months ended September 30, 2021, we launched 5 new markets, bringing total markets served to 67 at the end of the quarter. We now operate real estate brokerage services in 28 states. For the three months ended September 30, 2021, our Gross Transaction Value represented 5.4% of residential real estate transacted in the United States, compared to 4.1% for the three months ended September 30, 2020. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side
of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors. Faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. As we move forward, the priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network. We also use alternative models like Compass Anywhere to provide a more tailored offering for key customer segments in order to accelerate expansion in a cost efficient manner.
Platform Highlights for the three months ended September 30, 2021
Our proprietary technology platform enables our agents to deliver an exceptional experience to their buyer and seller clients. It makes our agents more productive, allowing them to drive increased transaction volume by using technology to accelerate, automate and simplify many of the routine tasks an agent performs on a daily basis. It also uses artificial intelligence and machine learning to better analyze the data sets, yielding better outcomes for our agents and their clients.
We continue to invest in the platform, adding new engineers to build out the depth and breadth of the platform for our agents. As of September 30, 2021, we had approximately a 1,500 person technology team as well as a field organization dedicated to servicing the agent.
Usage on our platform continues to increase. For the three months ended September 30, 2021, total sessions on the platform grew by 31% as compared to the three months ended September 30, 2020 as both our agents and buyer and seller clients saw the advantages of discovering, collaborating, and transacting for home purchases and sales in a digital setting. During the three months ended September 30, 2021 and 2020, 83% and 83% of our agent teams used our proprietary technology platform weekly. The ratio of daily active users to weekly active users (DAU/WAU) was 71% and 72% during the three months ended September 30, 2021 and 2020, respectively.
We are investing aggressively in technologies and services that empower our agents. To that end, in May 2021, we completed the acquisition of Glide Labs, Inc., a real estate technology company. The addition of Glide to our suite of services accelerates our ability to offer critical transaction management tools to our customers and provides us with a fast-growing software services business.
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
Towards the end of the second quarter of 2020, the U.S. residential real estate market started to recover. Potential buyers started to increase their housing search and purchase activity by the end of May 2020. Home showings per listing rose from their lows in March and April, and were well above pre-pandemic
levels by May, aided by the increase in online and socially distant viewings. Housing supply did not recover at the same pace, with housing inventory down significantly year-over-year in the second half of 2020.
Starting in June 2020, we saw a dramatic increase in year-over-year revenue growth. This momentum continued through the second half of 2020 and into 2021 across most of our markets. During the first half of 2021, the new listings and home buying activity returned to pre-pandemic
levels and most metro areas saw year-over-year price increases. More broadly, we believe
COVID-19
has accelerated the adoption of our technology platform, allowing our agents to not only continue to operate their business during the slowdown, but also to take advantage of the current market momentum. In addition, we have seen strong interest in our Compass Anywhere mobile agent offering, which provides location flexibility and a fully virtual support model well- suited to the
COVID-19
working environment. While our performance in the face of
COVID-19
does not necessarily reflect our future performance in every industry downturn, our adaptable team, backed by our strong digital platform, proved its ability to respond quickly in times of significant market dislocation.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the period indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in millions, except percentages)
Revenue	$1,743.6	100.0%	$1,188.5	100.0%	$4,808.9	100.0%	$2,490.5	100.0%
Operating expenses:
Commissions and other related expense (1)	1,430.6	82.0	979.4	82.4	3,963.2	82.4	2,047.2	82.2
Sales and marketing (1)	130.6	7.5	99.7	8.4	366.2	7.6	297.0	11.9
Operations and support (1)	97.0	5.6	53.3	4.5	263.7	5.5	158.9	6.4
Research and development (1)	89.7	5.1	33.7	2.8	259.8	5.4	106.7	4.3
General and administrative (1)	79.5	4.6	22.7	1.9	231.8	4.8	75.7	3.0
Depreciation and amortization	16.7	1.0	13.0	1.1	45.1	0.9	38.1	1.5

Total operating expenses	1,844.1	105.8	1,201.8	101.1	5,129.8	106.7	2,723.6	109.4

Loss from operations	(100.5)	(5.8)	(13.3)	(1.1)	(320.9)	(6.7)	(233.1)	(9.4)
Investment income, net	0.1	0.0	—	—	0.1	0.0	2.0	0.1
Interest expense	(0.7)	(0.0)	(0.2)	(0.0)	(1.8)	(0.0)	(0.2)	(0.0)

Loss before income taxes	(101.1)	(5.8)	(13.5)	(1.1)	(322.6)	(6.7)	(231.3)	(9.3)
Benefit from income taxes	1.3	0.1	—	—	3.3	0.1	0.9	0.0

Net loss	$(99.8)	-5.7%	$(13.5)	-1.1%	$(319.3)	-6.6%	$(230.4)	-9.3%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commissions and other related expense	$26.3	$0.5	$82.6	$5.1
Sales and marketing	10.3	2.6	27.9	8.0
Operations and support	4.5	0.7	12.3	2.2
Research and development	13.2	0.3	76.2	1.1
General and administrative	16.8	2.0	93.9	13.8

Total stock-based compensation expense	$71.1	$6.1	$292.9	$30.2

Stock-based compensation for the nine months ended September 30, 2021 includes the following amounts related to a one-time
acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0

Total stock-based compensation expense	$148.5

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,743.6	$1,188.5	$555.1	46.7%	$4,808.9	$2,490.5	$2,318.4	93.1%
Revenue was $1,743.6 million and $4,808.9 million during the three and nine months ended September 30, 2021, increases of $555.1 million, or 46.7%, and $2,318.4 million, or 93.1%, compared to the year ago periods, respectively. These increases were primarily driven by an increase in the number of agents that joined our platform during 2020 and 2021, a higher volume of transactions from both new and existing agents, continued geographic expansion both within our existing and new markets, as well as from a modest increase in Average Transaction Value. The Average Number of Principal Agents for the three and nine months ended September 30, 2021 grew to 11,616 and 10,686, increases of 31.3% and 25.5%, from the year ago periods, respectively. Total Transactions for the three and nine months ended September 30, 2021 grew to 62,349 and 168,360, increases of 35.8% and 72.9% from the year ago periods, respectively.

Operating Expenses
Commissions and other related expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,430.6	$979.4	$451.2	46.1%	$3,963.2	$2,047.2	$1,916.0	93.6%
Percentage of revenue	82.0%	82.4%			82.4%	82.2%
Commissions and other related expense was $1,430.6 million and $3,963.2 million during the three and nine months ended September 30, 2021, increases of $451.2 million, or 46.1%, and $1,916.0 million, or 93.6% compared to the year ago periods, respectively. Included in Commissions and other related expense were non-cash
expenses related to stock-based compensation of $26.3 million and $82.6 million for the three and nine months ended September 30, 2021 and $0.5 million and $5.1 million for the three and nine months ended September 30, 2020, respectively. The increases in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to the year ago periods were primarily related to a one-time
acceleration of stock-based compensation expense of $41.7 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Commissions and other related expense excluding such non-cash
stock-based compensation expense was $1,404.3 million and $3,880.6 million, or 80.5% and 80.7% of revenue for the three and nine months ended September 30, 2021 and $978.9 million and $2,042.1 million, or 82.4% and 82.0% for the three and nine months ended September 30, 2020, respectively. The increase in absolute dollars of commissions and other related expense, excluding the non-cash
stock-based compensation, was primarily driven by our higher revenue. The favorable 180 and 130 basis points decreases in commissions and other related expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue in the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020 was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$130.6	$99.7	$30.9	31.0%	$366.2	$297.0	$69.2	23.3%
Percentage of revenue	7.5%	8.4%			7.6%	11.9%
Sales and marketing expense was $130.6 million and $366.2 million during the three and nine months ended September 30, 2021, increases of $30.9 million, or 31.0%, and $69.2 million, or 23.3% compared to the year ago periods, respectively. Included in Sales and marketing expense were non-cash
expenses related to stock-based compensation of $10.3 million and $27.9 million for the three and nine months ended September 30, 2021 and $2.6 million and $8.0 million for the three and nine months ended September 30, 2020, respectively. The increases in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to the year ago periods were partially due to a one-time
acceleration of stock-based compensation expense of $1.8 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Sales and marketing expense excluding such non-cash
stock-based compensation expense was $120.3 million and $338.3 million, or 6.9% and 7.0% of revenue for the three and nine months ended September 30, 2021 and $97.1 million and $289.0 million, or 8.2% and 11.6% for the three and nine months ended September 30, 2020, respectively. The increase in sales and marketing expense, excluding the non-cash
stock-based compensation expense was partially due to an increase in headcount and increased agent marketing and advertising. The decrease in sales and marketing expense excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs of our sales and marketing efforts.
Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Operations and support	$97.0	$53.3	$43.7	82.0%	$263.7	$158.9	$104.8	66.0%
Percentage of revenue	5.6%	4.5%			5.5%	6.4%
Operations and support expense was $97.0 million and $263.7 million during the three and nine months ended September 30, 2021, increases of $43.7 million, or 82.0%, and $104.8 million, or 66.0% compared to the year ago periods, respectively. Included in Operations and support expense were non-cash
expenses related to stock-based compensation of $4.5 million and $12.3 million for the three and nine months ended September 30, 2021 and $0.7 million and $2.2 million for the three and nine months ended September 30, 2020, respectively. The increase in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to September 30, 2020 was primarily due to a one-time
acceleration of stock-based compensation expense of $3.1 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Operations and support expense excluding such non-cash
stock-based compensation expense was $92.5 million and $251.4 million, or 5.3% and 5.2% of revenue for the three and nine months ended September 30, 2021 and $52.6 million and $156.7 million, or 4.4% and 6.3% for the three and nine months ended September 30, 2020, respectively. The increase in absolute dollars, excluding such non-cash
stock-based compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and costs associated with the various acquisitions completed during 2020 and 2021. The increase in operations and support expense excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, respectively, was primarily also due to an increase in compensation and other personnel-related costs due to increased headcount. The decrease in operations and support expense excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to support our agents on our platform.
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Research and development	$89.7	$33.7	$56.0	166.2%	$259.8	$106.7	$153.1	143.5%
Percentage of revenue	5.1%	2.8%			5.4%	4.3%
Research and development expense was $89.7 million and $259.8 million during the three and nine months ended September 30, 2021, increases of $56.0 million, or 166.2%, and $153.1 million, or 143.5% compared to the year ago periods, respectively. Included in Research and development expense were non-cash
expenses related to stock-based compensation of $13.2 million and $76.2 million for the three and nine months ended September 30, 2021 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. The increase in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to September 30, 2020 was primarily due to a one-time
acceleration of stock-based compensation expense of $46.9 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. Research and development expense excluding such non-cash
stock-based compensation expense was $76.5 million and $183.6 million, or 4.4% and 3.8% of revenue for the three and nine months ended September 30, 2021 and $33.4 million and $105.6 million, or 2.8% and 4.2% for the three and nine months ended September 30, 2020, respectively. The increase in absolute dollars, excluding such non-cash
stock-based compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. The increase in research and development expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, respectively, was primarily also due to an increase in compensation and other personnel-related costs due to increased headcount. The decrease in research and development expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to invest in our technology infrastructure and platform.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
General and administrative	$79.5	$22.7	$56.8	250.2%	$231.8	$75.7	$156.1	206.2%
Percentage of revenue	4.6%	1.9%			4.8%	3.0%
General and administrative expense was $79.5 million and $231.8 million for the three and nine months ended September 30, 2021, increases of $56.8 million, or 250.2%, and $156.1 million, or 206.2% compared to the year ago periods, respectively. During the three and nine months ended September 30, 2021, General and administrative expense includes a charge of $21.3 million in connection with the settlement in principle for the Avi Dorfman and RentJolt, Inc. matter (the “Litigation Matter”). Also included in general and administrative expense were non-cash
expenses related to stock-based compensation of $16.8 million and $93.9 million for the three and nine months ended September 30, 2021 and $2.0 million and $13.8 million for the three and nine months ended September 30, 2020, respectively. The increases in stock-based compensation expense for the three and nine months ended September 30, 2021 compared to the year ago periods were primarily due to a one-time
acceleration of stock-based compensation expense of $55.0 million in connection with our IPO, and stock-based compensation expense related to certain RSUs, for which the liquidity-based condition was satisfied in connection with the IPO. General and administrative expense excluding such non-cash
stock-based compensation expense and the litigation matter was $41.4 million and $116.6 million, or 2.4% of revenue for the three and nine months ended September 30, 2021 and $20.7 million and $61.9 million, or 1.7% and 2.5% of revenue for the three and nine months ended September 30, 2020, respectively. The increase in absolute dollars and on a percentage of revenue basis, excluding such non-cash
stock-based compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and increased administrative expenses resulting from our public company requirements following our IPO.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$16.7	$13.0	$3.7	28.5%	$45.1	$38.1	$7.0	18.4%
Percentage of revenue	1.0%	1.1%			0.9%	1.5%
Depreciation and amortization expense increased by $3.7 million, or 28.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, Depreciation and amortization expense increased by $7.0 million, or 18.4% when compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2020 and the nine months ended September 30, 2021. Depreciation and amortization expense as a percentage of revenue decreased in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively, primarily due to capital expenditures growing at a slower rate relative to our revenue growth.

Investment income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$0.1	$—	$0.1	100.0%	$0.1	$2.0	$(1.9)	-95.0%
Investment income, net was not meaningful during the three and nine months ended September 30, 2021 as a result of lower average interest rates on our short-term interest-bearing investments. During the three and nine months ended September 30, 2021, interest income was $0.1 million and during the nine months ended September 30, 2020, interest income was $2.0 million.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(0.7)	$(0.2)	$(0.5)	250.0%	$(1.8)	$(0.2)	$(1.6)	800.0%
Interest expense was $0.7 million and $1.8 million for the three and nine months ended September 30, 2021 and $0.2 million for the three and nine month ended September 30, 2020. These amounts were driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities. The Concierge Facility did not exist until July 2020 and the Revolving Credit Facility did not exist in the year ago periods.
Benefit from income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$1.3	$—	$1.3	100.0%	$3.3	$0.9	$2.4	266.7%
Benefit from income taxes increased by $1.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, benefit from income taxes increased by $2.4 million when compared to the nine months ended September 30, 2020. The increase resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions.
K
EY BUSINESS METRICS AND
NON-GAAP
FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP
financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Transactions	62,349	45,910	168,360	97,378
Gross Transaction Value (in billions)	$69.1	$47.8	$189.9	$99.8
Average Number of Principal Agents	11,616	8,848	10,686	8,511
Net Loss (in millions)	$(99.8)	$(13.5)	$(319.3)	$(230.4)
Net Loss Margin	-5.7%	-1.1%	-6.6%	-9.3%
Adjusted EBITDA (1) (in millions)	$12.2	$11.0	$52.9	$(147.5)
Adjusted EBITDA Margin (1)	0.7%	0.9%	1.1%	-5.9%

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
Our Total Transactions for the three and nine months ended September 30, 2021 were 62,349 and 168,360, increase of 35.8% and 72.9% from the year ago periods, respectively. These increases were due to a combination of agent additions, enhanced productivity from the platform, and a robust housing market. Robust housing demand was driven by a number of factors including: (i) favorable economic conditions supported by historically low mortgage rates, (ii) higher mobility rates as consumers reassess the requirements of their homes, have more flexibility on location, and accelerate the purchase of second homes and (iii) positive demographic trends as millennials are entering the housing market in larger numbers and household formations increase.
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
Our Gross Transaction Value for the three and nine months ended September 30, 2021 were $69.1 billion and $189.9 billion, increases of 44.6% and 90.3% from the year ago periods, respectively. We have experienced consistent and significant growth in the number of agents on our platform and the markets we serve, resulting in strong period-over-period growth rates in both Total Transactions and associated Gross Transaction Value.
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
Our Average Number of Principal Agents for the three and nine months ended September 30, 2021 were 11,616 and 10,686, respectively, representing increases of 31.3% and 25.5% from the year ago periods, respectively. For the three and nine months ended September 30, 2021, our Average Number of Principal Agents was 46% and 43%, respectively, of our average number of total agents. Our principal agents generate revenue across a diverse set of real estate markets in the United States.
Non-GAAP
Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a
non-GAAP
financial measure that represents our net loss adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods and (iii) litigation charge in connection with the settlement of the Litigation Matter. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(99.8)	$(13.5)	$(319.3)	$(230.4)
Adjusted to exclude the following:
Depreciation and amortization	16.7	13.0	45.1	38.1
Investment income, net	(0.1)	—	(0.1)	(2.0)
Interest expense	0.7	0.2	1.8	0.2
Stock-based compensation	71.1	6.1	292.9	30.2
Benefit from income taxes	(1.3)	—	(3.3)	(0.9)
Restructuring charges (1)	—	1.2	—	10.2
Acquisition-related expenses (2)	3.6	4.0	14.5	7.1
Litigation charge (3)	21.3	—	21.3	—

Adjusted EBITDA	$12.2	$11.0	$52.9	$(147.5)

Net Loss Margin	-5.7%	-1.1%	-6.6%	-9.3%

Adjusted EBITDA Margin	0.7%	0.9%	1.1%	-5.9%

(1)	Includes lease termination and severance costs. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)
Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

(3)
Represents a charge of $21.3 million in connection with the settlement in principle for the Litigation Matter. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Adjusted EBITDA was income of $12.2 million compared to $11.0 million during the three months ended September 30, 2021 and 2020, respectively, and income of $52.9 million compared to a loss of $147.5 million during the nine months ended September 30, 2021 and 2020, respectively. The favorable increase in Adjusted EBITDA during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to a significant increase in our revenue which was driven by our growth initiatives resulting in an increase in the number of agents that joined our platform during 2020 and 2021, including continued geographic expansion into new markets and a higher volume of transactions from both new and existing agents. Additionally, while expenses increased as compared to the three and nine months ended September 30, 2020, the rate of increase was less than the increase in our revenue which contributed to the favorable increases in Adjusted EBITDA.
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

	Three Months Ended September 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,430.6	$130.6	$97.0	$89.7	$79.5
Adjusted to exclude the following:
Stock-based compensation	(26.3)	(10.3)	(4.5)	(13.2)	(16.8)
Acquisition-related expenses	—	—	(3.6)	—	—
Litigation charge	—	—	—	—	(21.3)

Non-GAAP Basis	$1,404.3	$120.3	$88.9	$76.5	$41.4

	Three Months Ended September 30, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$979.4	$99.7	$53.3	$33.7	$22.7
Adjusted to exclude the following:
Stock-based compensation	(0.5)	(2.6)	(0.7)	(0.3)	(2.0)
Restructuirng charges	—	(1.2)	—	—	—
Acquisition-related expenses	—	—	(4.0)	—	—

Non-GAAP Basis	$978.9	$95.9	$48.6	$33.4	$20.7

	Nine Months Ended September 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,963.2	$366.2	$263.7	$259.8	$231.8
Adjusted to exclude the following:
Stock-based compensation	(82.6)	(27.9)	(12.3)	(76.2)	(93.9)
Acquisition-related expenses	—	—	(14.5)	—	—
Litigation charge	—	—	—	—	(21.3)

Non-GAAP Basis	$3,880.6	$338.3	$236.9	$183.6	$116.6

	Nine Months Ended September 30, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,047.2	$297.0	$158.9	$106.7	$75.7
Adjusted to exclude the following:
Stock-based compensation	(5.1)	(8.0)	(2.2)	(1.1)	(13.8)
Restructuirng charges	—	(5.7)	(2.9)	(0.7)	(0.9)
Acquisition-related expenses	—	—	(7.1)	—	—

Non-GAAP Basis	$2,042.1	$283.3	$146.7	$104.9	$61.0

LIQUIDITY AND CAPITAL RESOURCES
Since inception, except for the nine months ended September 30, 2021, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of September 30, 2021, we had cash and cash equivalents of $791.4 million and an accumulated deficit of $1.4 billion.
During April 2021, we received aggregate proceeds of $438.7 million from our IPO, net of offering costs of approximately $11.0 million.
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
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our expansion into new geographic markets, future acquisitions, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our IPO prospectus.
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
Concierge Facility
In July 2020, our subsidiary, Compass Concierge SPV I, LLC, or Concierge SPV, entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured by the assets of the Concierge SPV, which primarily consists of the purchased receivables and cash of the Compass Concierge Program. The Concierge Facility is also guaranteed by us. Prior to July 29, 2021, borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate, or LIBOR, plus the applicable margin of 3.00%, as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, we were required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of our utilization rate. On July 29, 2021, we amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. As of September 30, 2021 and December 31, 2020, there were $18.7 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility. The interest rate on the Concierge Facility was 3.15% as of September 30, 2021.

We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as customary covenants related to the Concierge SPV, including affirmative covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we and our consolidated subsidiaries fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of September 30, 2021, we were in compliance with the covenants under the Concierge Facility.
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
We have the option to repay our borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled approximately $16.3 million. The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of September 30, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$48.3	$(88.1)
Net cash (used in) provided by investing activities	(160.9)	19.9
Net cash provided by financing activities	463.9	12.8

Net increase (decrease) in cash and cash equivalents	$351.3	$(55.4)

Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $48.3 million. The inflow was primarily due to a $319.3 million net loss adjusted for $343.4 million of non-cash
charges and cash inflow due to changes in assets and liabilities of $24.2 million.
For the nine months ended September 30, 2020, net cash used in operating activities was $88.1 million. The outflow was primarily due to a $230.4 million net loss adjusted for $86.6 million of non-cash
charges and cash inflow due to changes in assets and liabilities of $55.7 million.
Investing Activities
During the nine months ended September 30, 2021, net cash used by investing activities was $160.9 million consisting of $127.3 million in payments for acquisitions, net of cash acquired, and $33.6 million in capital expenditures.
During the nine months ended September 30, 2020, net cash provided by investing activities was $19.9 million consisting of $55.5 million in proceeds from sales and maturities of marketable securities partially offset by $34.8 million in capital expenditures and $0.8 million in payments for acquisitions, net of cash acquired.

Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $463.9 million, primarily consisting of $439.6 million in net proceeds from the issuance of common stock upon initial public offering, $19.1 million in proceeds from the exercise and early exercise of stock options, $10.3 million in net proceeds from drawdowns on the Concierge Facility and $5.0 million in proceeds from capital contribution of non-controlling
interest, partially offset by $8.2 million in payments of contingent consideration related to acquisitions and $1.9 million in paid deferred debt issuance costs for credit facilities.
During the nine months ended September 30, 2020, net cash provided by financing activities was $12.8 million, primarily consisting of $8.2 million in net proceeds from drawdowns on the Concierge Facility, $6.8 million in proceeds from the exercise and early exercise of stock options and $1.0 million in proceeds from the issuance of convertible preferred stock partially offset by $3.2 million in payments of contingent consideration related to acquisitions.
Off-Balance
Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $205.7 million and $46.1 million as of September 30, 2021 and December 31, 2020, respectively. We did not have any other off-balance
sheet arrangements as of or during the periods presented.
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

Interest Rate Risk
Our cash and cash equivalents as of September 30, 2021 consisted of $791.4 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short- term nature of our cash and cash equivalents.
We are also subjected to interest rate exposure on LIBOR-based interest rates on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the adjusted LIBOR rate plus a margin of 1.85% or an alternate rate of interest upon the occurrence of certain changes in LIBOR. As of September 30, 2021, we had a total outstanding balance of $18.7 million under these debt facilities. Based on the amounts outstanding, a
100-basis
point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information relating to legal proceedings contained in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by this reference.
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
We incurred net losses of $388.0 million and $270.2 million for 2019 and 2020, respectively, and had a net loss of $319.3 million for the nine months ending September 30, 2021. We had an accumulated deficit of $1.4 billion as of September 30, 2021. We expect to continue to make future investments in developing and expanding our business, including investing in technology, recruitment and training, expanding our adjacent services and pursuing strategic acquisitions and joint ventures. These investments may not result in increased revenue or growth in our business and may continue to result in net losses for our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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
We anticipate using cash to satisfy tax withholding obligations that will arise in connection with the monthly net settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. Additionally, if we choose to implement a
“sell-to-cover”
settlement method in the future, additional shares will be issued and sold in the market at settlement to cover tax withholding obligations, which would result in dilution to our stockholders.
Prior to December 2020, we granted RSU awards to our employees that vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event and was satisfied upon our IPO in April of 2021. Starting in December 2020, we grant RSU awards to our employees that vest based on the satisfaction of a service-based condition only, which is generally satisfied over four years. Under U.S. tax laws, tax withholding obligations for RSUs arise in connection with their settlement on the settlement date. Our current settlement practice is to net settle vested RSUs, meaning we withhold a certain number of shares of our Class A common stock that would otherwise be issued with respect to the settling RSU awards and satisfy tax withholding obligations on behalf of our employees by remitting the appropriate taxes to the relevant tax authorities. We refer to this as “
net settlement
.”
During October and November 2021, we net settled all RSUs granted to our employees that had vested as of October 31, 2021 (the “
initial net settlements
”). In connection with the initial net settlements, we issued an aggregate of 6.8 million shares of Class A common stock to our employees and withheld an aggregate of 4.7 million shares of our Class A common stock to satisfy $60.3 million of tax withholding obligations on behalf of our employees. We plan to continue to net settle vested RSUs granted to our employees on the monthly basis. Accordingly, we will continue to fund tax withholding obligations on behalf of our employees and offset such funding by withholding shares of Class A common stock, which we would otherwise be obligated to deliver to them. The future monthly net settlements may result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.
In the future, we may also choose to implement a
“sell-to-cover”
settlement method to satisfy tax withholding obligations for our employees, under which shares of our Class A common stock with a market value equivalent to the tax withholding amount would be sold on behalf of the employees holding RSU awards upon settlement to satisfy their tax withholding obligations and the cash proceeds from such sales will be remitted by us to the relevant tax authorities. Such sales would not result in our use of additional cash to satisfy the tax withholding obligations for RSU awards, but would result in dilution to our stockholders.
Additionally, we also grant RSU awards to our agents. During September and November 2021, we settled all RSUs granted to our agents that had vested as of October 31, 2021 and issued an aggregate of 3.8 million shares of our Class A common stock to them. Because our agents are independent contractors, we do not have tax withholding obligations, and accordingly, we did not, and will not in the future, use any of our cash to pay their tax withholding obligations. However, issuance of shares of Class A common stock at settlement has resulted, and will result in the future, in dilution to our stockholders. We plan to continue to settle vested RSUs granted to our agents on the monthly basis.

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
Because a material portion of our business is concentrated in certain geographic areas and high-end
markets, any adverse economic, real estate or business conditions in these geographic areas and/or impacting high-end
markets could have a material adverse effect on our operating results.
A material portion of our real estate brokerage offices and agents are concentrated in certain geographic areas, such as Southern California, Northern California and the tri-state
area. Local and regional real estate and economic conditions could differ materially from prevailing conditions in other parts of the U.S. While overall the U.S. real estate market could be performing well, a downturn in a geographic area where we have a material presence could result in a decline in our gross commission income and could have a material adverse effect on our operating results.

Additionally, a material portion of our real estate transactions take place in high-end
markets. Any downturn in
high-end
markets could result in a decline in our gross commission income and could have a material adverse effect on our operating results. Additionally, if there is a downturn in high-end
markets, our agents may shift to transactions involving middle and lower range market prices, which, absent an increase in the number of transactions, could result in a decline in our gross commission income.
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
Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. In addition, in July of 2021, the Justice Department announced that it was withdrawing from the nation- wide antitrust settlement with the National Association of Realtors, (“NAR”) that was entered into in November 2020 to allow for a broader investigation of NAR’s rules and conduct, and there additionally have been recent statements and actions by the Federal Trade Commission (“FTC”) and the executive branch focused on increasing competition. We cannot predict the outcome of the new investigation or the executive branch focus on this issue, but it may result in industry-wide regulatory action, the result of which may cause commission rates to decrease over time. If any such decrease in commission rates were to occur, our business, financial condition, and results of operations may be adversely impacted.
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
As we have grown rapidly, we have expanded to offer additional technologies, products and services on our platform to agents. For example, in 2018 we began offering escrow services, and in 2020 we began offering title services and launched Compass Lens, our machine-learning home valuation product. In 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company, and formed a new mortgage origination company with Guaranteed Rate. We have invested significant resources in these and other new product and services offerings we expect to launch in the future. However, there can be no guarantee that we can continue to launch new products and services in a timely manner, or at all. Even if we do launch new products and services, if they are not utilized by our agents at the rate we expect, or at all, our business, financial condition, and results of operations may be adversely affected.
Our mortgage joint venture may not be able to commence operations in a timely manner and we may not realize the expected benefits from the new joint venture.
We and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, formed OriginPoint, a mortgage origination company. OriginPoint is structured as a non-exclusive
joint venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee. OriginPoint has not yet commenced operations and there can be no assurance that it will commence operations in a timely manner.
In addition, we may not realize the expected benefits (including anticipated revenue) from this new joint venture. The mortgage industry is inherently cyclical in nature and volatile and, as discussed in this Quarterly Report, is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including regulatory changes, changes in mortgage underwriting standards, increases in mortgage interest rates, other changes in market conditions, consumer trends, high levels of competition and decreases in operating margins. Any one of these factors could adversely affect the mortgage industry and our new joint venture in a material way.
The benefits of OriginPoint will depend, in part, on the successful partnership between us and Guaranteed Rate and the successful day-to-day
operation of the business by OriginPoint’s management. Guaranteed Rate will act in a capacity as a service provider, providing certain services to support OriginPoint’s day-to-day
operations. OriginPoint’s management may make decisions which result in harm to the joint venture. Additionally, the joint venture is non-exclusive
and Guaranteed Rate may decide to focus on and pursue opportunities outside of the joint venture. As a result, the services which Guaranteed Rate will be engaged to provide to OriginPoint may deteriorate necessitating OriginPoint to make alternative arrangements. In addition, OriginPoint or Guaranteed Rate could face operational or liquidity risks, such as litigation or regulatory investigations. Even though we hold a minority ownership interest in the joint venture, improper actions by OriginPoint or Guaranteed Rate may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Additionally, in the event that we have a disagreement with Guaranteed Rate with respect to a particular issue or as to the management or conduct of the business, we may not be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in or the business of the joint venture and may consume management time and other resources to negotiate and resolve. Any of the foregoing could have an adverse impact on OriginPoint’s results of operations and financial condition and result in us not being able to realize the expected benefits from the new joint venture.
In addition, there is no assurance that our agents, many of whom have existing relationships with other mortgage lenders, will support or work with OriginPoint. Moreover, regulatory constraints prevent us from financially incenting such agents to refer their clients to OriginPoint.
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
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in small acquisitions of businesses or agents to provide us with greater access to a given market. For example, we recently acquired all or majority control of three title and escrow companies, Legacy Texas Title Co., First Alliance Title LLC and CommonGround Abstract, LLC,

extending our title and escrow portfolio to several new markets. At times, we may look to larger acquisitions to provide us with additional technology or adjacent services to further enhance our platform and accelerate our ability to offer new products. For example, in May 2021, we acquired Glide Labs, Inc., a real estate transaction management platform company. Such strategic transactions that we enter into could be material to our financial condition and results of operations, and there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic transaction. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets.
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
Moreover, the real estate industry is actively targeted by cybersecurity threat actors which attempt to conduct electronic fraudulent activity (such as phishing), security breaches and similar attacks directed at participants in real estate services transactions. In common with others in our industry, we manage and hold confidential personal information, including potentially sensitive personal information belonging to employees, agents or the clients or other individuals with whom they transact, in the operation of our online platform services. Accordingly, we have been and continue to be subject to a range of cyber-attacks, such as email-based phishing attacks on our agents. Historically, these attacks have not been material either individually or in the aggregate. We have enhanced our security measures in order to mitigate the risk of similar attacks in the future. However, there can be no assurance that our enhanced security measures, which are also partially dependent upon the security practices of our agents, will timely detect or prevent other cyber- attacks in the future. Cyber-attacks could give rise to the loss of significant amounts of agents’ data and other sensitive information. In addition, cyber- attacks could give rise to the disablement of our information technology systems used to service our agents. Such threats to our business may be wholly or partially beyond our control as our employees, agents and clients and other third-party service providers may use
e-mail,
computers, smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
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
We act as escrow agents for certain Compass clients of our agents. As an escrow agent, we receive money from clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions (in most cases as confirmed by such clients, lenders, their respective agents or other third parties), we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $24.7 million and $46.1 million as of December 31, 2019 and 2020, respectively, and $205.7 million as of September 30, 2021. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, clients could seek to hold us responsible for such amounts and, if the clients prevailed in their claims, we could be subject to significant losses.
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
Act, and similar state consumer protection laws. We seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data security protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to agents, clients or other third parties, or our privacy- related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and clients to lose trust in us, which could have a materially adverse effect on our reputation and business.
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

A failure of these systems at one or multiple sites could result in reduced capabilities or a total failure of our systems, which could cause our mobile app or website to be inaccessible, impairing our agents’ ability to use our platform. Problems faced by our third-party cloud service providers with their telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our agents. Our third-party cloud service providers could decide to close their facilities without adequate notice resulting in loss of service and negative effects in our systems. Any financial difficulties, such as bankruptcy reorganization, faced by our third- party web-hosting
providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting
providers are unable to keep up with our growing needs for capacity, Compass’ agents, clients and business could be harmed. In addition, if distribution channels for our mobile app experience disruptions, such disruptions could adversely affect the ability of agents and potential clients to access or update our mobile app, which could harm our business.
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
As an example of a current litigation matter, a lawsuit involving plaintiff Avi Dorfman, who sought compensation for certain services and other contributions allegedly provided in our formation, was filed against us in 2014. On October 25, 2021, we agreed to a settlement in principle and reported a $21.3 million General and administrative expense during the three and nine months ended September 30, 2021 in connection with this settlement. See the section titled “Legal Proceedings” in Part I, Item 1 of this Quarterly Report for additional information.
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
We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third- party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate the licensed intellectual property.
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
Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock has the effect of concentrating voting power with Robert Reffkin, our founder, Chairman and Chief Executive Officer, and his financial planning vehicles and affiliated trusts, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
Our Class A common stock has one vote per share and our Class C common stock has 20 votes per share. As of November 9, 2021, Robert Reffkin, our founder, Chairman and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts, hold 9,023,131 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock. Additionally, our founder holds two performance-based RSU awards and one time-based RSU award, which vests monthly. Pursuant to the exchange agreement, our founder has a right to require us to exchange any shares of Class A common stock that he receives upon settlement of his vested RSUs for shares of Class C common stock, which he has elected in connection with the initial net settlement and future monthly net settlements.
As of November 9, 2021, our founder, together with his financial planning vehicles and affiliated trusts, held approximately 48% of the voting power of our outstanding capital stock, which voting power may increase over time as our founder’s RSU awards vest and settle and resulting shares of Class A common stock get exchanged for shares of Class C common stock. If all such awards had been vested, settled and exchanged for shares of Class C common stock as of November 9, 2021, our founder, together with his financial planning vehicles and affiliated trusts, would have held approximately 68% of the voting power of our outstanding capital stock. As a result, our founder is able to determine and may significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our founder may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
(2/3) of the voting power of the outstanding shares of our Class C common stock, voting separately as a single class; or (vii) seven years from the date of the effectiveness of our IPO registration statement. However, until one of these triggering events occurs, voting power will be concentrated with our founder and his financial planning vehicles and affiliated trusts.
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
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to fluctuate or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). All shares of Class A common stock issued prior to our IPO were subject to the lock-up
agreement or market
stand-off
agreements until September 27, 2021 when our
lock-up
period had expired. Upon expiration of the
lock-up
and market
stand-off
agreements, a higher number of sales of our Class A common stock than usual took place in the public market and the market price of our Class A common stock fluctuated. Future sales of a substantial amounts of our Class A common stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A common stock to fluctuate or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
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
We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time- consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None during the period of July 1, 2021 through September 30, 2021.
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

ITEM 6. EXHIBITS.

Exhibit Number		Incorporated by Reference				Filed or Furnished Herewith
	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14 (a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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
Date: November 12, 2021

COMPASS, INC.

By:	/s/ Robert Reffkin
Robert Reffkin
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kristen Ankerbrandt
Kristen Ankerbrandt
Chief Financial Officer
(Principal Financial Officer)

i