Form 10-K
period 2021-12-31
Compass, Inc.
filed 2022-02-28
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40291

COMPASS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0751604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Fifth Avenue, 3rd Floor New York , New York	10011
(Address of Principal Executive Offices)	(Zip Code)
(212)
913-9058
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	COMP	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐

Yes

☒
  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒
Yes
    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒
Yes
    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☐   Yes
☒
  No
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by its non-affiliates,
computed by reference to the price at which the common stock was last sold, was $3,116,948,335.
The registrant had 412,087,109 shares of common stock outstanding as of February
22
, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant’s proxy statement to be filed in connection with the registrant’s 2022 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form
10-K
are incorporated by reference into Part III of this Form
10-K.

Compass, Inc.
Annual Report on Form
10-K
For the Year Ended December 31, 2021

As used in this annual report, the terms “Compass,” “Company,” “we,” “us,” and “our” refer to Compass, Inc. and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, and potential impacts of the ongoing
COVID-19
pandemic, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, rate of growth, operating expenses including changes in sales and marketing, research and development, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and sustain future profitability and attach rate of adjacent services;

•
any changes in macroeconomic conditions and in U.S. residential real estate, title insurance, escrow services and residential mortgage origination services market conditions, including changes in prevailing interest rates or monetary policies;

•	the impact of the ongoing COVID-19 pandemic in the markets in which we operate;

•	our business plan and our ability to effectively manage our expenses or grow our revenue;

•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•	our ability to drive ongoing usage of our platform by agents;

•	our market opportunity;

•	our ability to expand into new domestic and international markets;

•	our ability to successfully develop and market our adjacent services, including with respect to any joint ventures or acquisitions;

•	our expectations regarding anticipated benefits from our mortgage business and our mortgage joint venture with Guaranteed Rate;

•	our ability to attract and retain agents and expand their businesses;

•	beliefs and objectives for future operations;

•	the timing and market acceptance of our products and services for our agents and their clients;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	our ability to maintain, protect, and enhance our intellectual property;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and, if and as applicable, internationally; and

•	economic and industry trends, growth forecasts, or trend analysis.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.
You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
Note Regarding Industry and Market Data
This Annual Report contains information based on industry publications or reports generated by third-party providers, or other publicly available information, as well as other information based on our internal sources. As noted in this Annual Report, the National Association of Realtors (“NAR”) and various MLS systems are the primary source for third-party industry data and generally states that the information contained therein has been obtained from sources believed to be reliable. While we are not aware of any misstatements regarding this third-party information, we have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein.
This Annual Report includes references to our Net Promoter Score, or NPS. NPS is a proxy for measuring agents’ brand loyalty and satisfaction, ranging from
-100
to +100 based on the question: “On a scale of 0 to 10, with 10 being extremely likely, how likely are you to recommend Compass to another agent?” Our NPS is based on agents who respond to the survey question, which is automatically generated via email on a bi-monthly
cadence, and evenly distributed across our markets. Our NPS is calculated by using the standard methodology of subtracting the percentage of agents who respond that they are not likely to recommend Compass (6 or lower) from the percentage of agents that respond that they are extremely likely to recommend Compass (9 or 10). The NPS gives no weight to agents who decline to answer the survey question. This method is substantially consistent with how businesses across our industry and other industries typically calculate their NPS. We use NPS to evaluate how satisfied agents are with our platform and how effective our platform is at enabling our agents to best serve clients.

PART I
Item 1. Business
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.
Our Business and Business Model
We are a technology-enabled brokerage that provides an
end-to-end
platform of software, services, and support to empower our residential real estate agents to deliver exceptional service to seller and buyer clients. Real estate agents are themselves business owners, and Compass agents grow their respective businesses faster than the industry, save time and reduce their business expenses, enhancing their profits over time. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors who affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by agents’ clients once a home transaction is completed on our platform, which agents use to assist home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, such as title, escrow and mortgage. While adjacent services comprise a small portion of our revenue to date, we are well-positioned to capture meaningful revenue from adjacent services as we continue to expand and diversify our offerings within the real estate ecosystem.
Through 2021, Compass agents have represented either sellers or buyers in more than 500,000 Total Transactions totaling more than $559 billion in Gross Transaction Value. With 5.6%
(1)
of the U.S. market share in 2021, up from 4.0% in 2020, Compass remains the largest independent real estate brokerage by Gross Transaction Value. In our top three MLS Cities by sales volume, our market share was approximately 27% as of December 31, 2021. For the ten MLS Cities launched in 2018, our average market share has grown to approximately 11% as of December 31, 2021. We believe there remains significant opportunity for us to grow our transactions by continuing to add agents to our platform, and grow their respective market shares. For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transactions Value, please refer to the section entitled “Key Business Metrics” included elsewhere in this Annual Report.
Our agent-first strategy and differentiated platform have delivered strong results for Compass agents and their clients in 2021:

•	our principal agents have grown their transaction count 2.7x faster than the average agent;

•	our principal agent retention rate continued to exceed 90% in 2021; and

•	our agents are strong advocates, giving Compass a Net Promoter Score of 71.3.

(1)
We calculate our TTM market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by NAR.

Additionally, higher usage of our platform contributed to enhanced agent economics, productivity and retention. A cohort study of platform usage among our agents
(2)
found that in 2021 the top 25% of agent teams who used the platform most:

•	represented 55% of all Compass transactions;

•	grew their Gross Commission Income 2.6x, compared to the bottom 25% of agent teams;

•	retained principal agents at an annual rate of 98% versus 86% for the bottom 25% of agent teams; and

•
used the platform consistently – top multi-agent teams spent an average of 4 hours per day (assuming a five day work week) using the tools while single-agent teams used the platform more than 2 hours per day.

Residential real estate is one of the largest industries in the world. According to the National Association of Realtors (“NAR”), in 2021, 6.12 million homes were sold in the U.S., which is 12.8% higher than the average number of homes sold in 2015-2020. Housing is the single largest consumer expenditure in the U.S., and homes are often a substantial source of household wealth.
Selling and buying a home is one of the most significant financial events in an individual’s life and often one of the most complex, time consuming, and consequential. Given the unique nature of each property, location, buyer, seller, negotiation, title and financing, a real estate agent’s role as the driver of the majority of the workflow is indispensable. According to NAR’s 2021 Profile of Home Buyers and Sellers, 90% of home sellers and 87% of home buyers use a real estate agent or broker, levels that have remained consistent over the last 10 years with 2011 levels at 87% and 89%, respectively.
When advising the seller, agents typically help price the property, help determine which renovations would be most beneficial for the sale, organize staging and photography, provide the seller with a full-service marketing program, list the property on a variety of portals, advertise it digitally and in print, show the property to prospective buyers, advise on sale negotiations, and prepare for and coordinate the closing of the transaction.
When advising the buyer, agents typically locate specific properties that meet the buyer’s personal and financial parameters, tour properties with the buyer, help evaluate the pros and cons of each property, assist in preparing the bid and negotiating, refer adjacent service providers such as title and escrow agencies, mortgage brokers, real estate lawyers, home inspectors, movers, contractors and painters, and prepare for closing the transaction.
Regardless of whether advising the seller or the buyer, the workflow of real estate agents is complex. Real estate agents are CEOs of their businesses, positioned at the center of a highly-specialized, multi-party workflow which involves complexity generally unseen by the buyer or seller. Agents serve as the liaison between the client, the counterparty and many other stakeholders related to the transaction. In addition to serving their clients directly, agents recommend, as appropriate, adjacent service providers from pre-sale to
post-close.
Real estate agents are also at the center of a broad array of industries, including home construction, real estate brokerage, mortgage lending, title insurance and other adjacent services that drive a massive amount of economic spend – NAR estimates that the median residential real estate transaction leads to roughly $93,800 of economic impact. As the CEOs of businesses at the center of a massive ecosystem with a multitude of stakeholders, agents have a unique position of influence and enable a large market opportunity.
We believe the best agents are dynamic business owners, responsible for every function from attracting and retaining clients to managing finance and operations. We believe these entrepreneurs are needlessly constrained by a plethora of disconnected technology solutions, manual processes and antiquated systems. The real estate industry has lagged in technological innovation, and what innovation has occurred has not addressed agents’ core challenges. The vast majority of technology products built for agents require them to manually transport data among various tools. These inefficiencies not only frustrate agents, but also limit their ability to effectively serve clients.

(2)
The data in this analysis represents teams accounting for approximately 75% of total company transactions in 2021. The remaining quarter of transactions were excluded from the analysis because data was incomplete or unavailable, in part due to teams who came to us via acquisitions. When measuring gross commission income growth, the analysis required that teams had been with Compass for at least 24 months in order to have a complete data set.

We believe that real estate agents are an underserved group of business owners, and by providing them with a seamless, end-to-end platform,
we can unlock enormous untapped economic potential.
Our Platform
We have built an integrated software platform that helps agents operate with the sophisticated capabilities of a modern technology company and the personal attention and service of a dedicated advisor. Using proprietary data, analytics, artificial intelligence and machine learning, our platform delivers a broad set of industry-specific capabilities for Compass agents and their clients. Additionally, certain of our Glide tools, which include completion of various real estate forms, offer preparation as well as eSignature and collaboration capabilities, are offered to non-Compass
agents and their clients.
We are simplifying today’s complex, paper-driven, antiquated workflow to empower real estate agents to deliver an exceptional experience to every buyer and seller. Our platform is tailored to the real estate industry and combines integrated software with, in certain markets, value-added services, such as title and escrow and mortgage origination.
We design our platform for simplicity and flexibility. Given a significant amount of an agent’s time is spent away from their desk, our powerful iOS and Android mobile apps allow agents to take advantage of the full functionality of our platform, no matter where they are. The efficiencies that agents gain from adoption of our technology give them the opportunity to spend more time with clients.
With beautifully designed, consumer-grade user interfaces and an integrated set of workflows backed by powerful AI-driven analytics
and insights, Compass provides our agents with a combination of ease-of-use and
comprehensive, enterprise-grade software. This type of integrated platform, at scale, is unique in the real estate industry.
Built on Amazon Web Services, the Compass platform uses a cloud native microservices architecture that is engineered for high scalability, reliability, performance and security. Our engineering development uses modern agile practices such as continuous integration and continuous delivery (CI/CD).
We prioritize security and have detective, preventive, and automated corrective controls for network and web traffic, infrastructure auditing, software analysis, phishing prevention, email security gateway, secure remote gateways, software static code analysis, secure configuration management, and user access controls including two-factor authentication and endpoint management.
We continuously innovate and enhance our software platform with the goal of digitizing and automating all real estate workflows that empower agents to acquire and serve their clients. In 2021, we launched 16 major products and over 100 major feature updates to existing products.
We have made, and plan to continue to make significant investments in research and development to improve and maintain our platform and to support our technology infrastructure. See section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of the Years Ended December 31, 2021 and 2020 – Operating Expenses – Research and Development” for more information.
The caliber and pedigree of our technology leadership helps us attract and retain top-tier software
engineers and artificial intelligence talent globally. We have a team of over 1,500 highly experienced product and engineering professionals based out of our innovation hubs in New York, Seattle, Washington, D.C. and several cities in India, as well as other locations throughout the U.S. and internationally.
Our integrated platform supports agents to win more clients and more effectively serve both sellers and buyers.

Attracting and Retaining Clients
Our platform provides a strong foundation for agents to create and foster client relationships. Our powerful customer relationship management (“CRM”) platform enables agents to develop automated yet customizable “drip campaigns” to stay in touch with their contacts at key moments over time. Through our Marketing Center, agents can market their own personal brands by creating marketing collateral – digital ads, videos, listing presentations, email newsletters, print advertising and signage – as well as execute marketing campaigns, with mere minutes of effort. Our agents designed over a million different pieces of marketing content through our platform in 2021.
Advising Sellers
Our platform enables agents to sell more homes in less time for a better price. We believe we provide agents with the solutions and data they need to effectively list and market properties and run the sale process more efficiently utilizing our tools. For example, Compass Concierge is designed to increase the sale value of the home and decrease the time on market. Marketing Center provides agents a powerful suite of tools they can use to easily create tailored marketing materials and execute marketing campaigns for any listing, seamlessly connecting to a multimedia repository containing a listing description, photos and floorplan, across digital, social, email, video and print channels, helping them attract buyers. Our AI-powered comparative market analysis (“CMA”) tool enables agents to optimize pricing strategies for clients, leveraging data on past sales and current listings to suggest representative comparable properties. Agents can also use our platform to conduct virtual tours and livestream open houses through our Open House app to ensure listings receive ample attention.
When advising a seller, our services to the agent extend beyond the sale of the home. In preparing for and closing the transaction, our agents can use our platform to recommend adjacent services to clients such as title, escrow and mortgage services in certain markets and referrals to service providers post-closing.
Advising Buyers
Our platform enables agents to locate desirable properties at attractive prices for buyers. Our agents provide clients with access to comprehensive inventory, including private listings, help them understand local market dynamics, tour properties, prepare and close offers, and better manage the overall home buying process. With Compass Collections, a curated visual workspace, Compass agents and clients can easily find and organize homes of interest and then tag and discuss specific properties through an integrated chat feature. With near real-time search alerts and notifications, clients can monitor new listings and gain an edge in securing properties of interest. Once properties of interest are identified, our solutions enable agents to conduct virtual and in-person tours
for clients. Using our CMA, agents can better understand the pricing dynamics of specific markets, neighborhoods and home features, ultimately providing informed advice regarding potential offers. We also provide our agents with access to services associated with closing a home purchase, such as title, escrow and mortgage services in certain markets.

Our Platform Capabilities
Our platform aims to digitize, integrate and simplify all real estate workflows for Compass agents and their clients. It is built on the premise that integration and ease of use are foundational to enabling Compass agents to more effectively run their businesses and serve their clients. Our platform is a proprietary cloud-native software service with mobile apps that allow agents to manage their business anytime and anywhere. We build beautifully designed consumer-grade user interfaces, automated and simplified workflows for agent-client interactions, and insight-rich dashboards and reports backed by artificial intelligence and integrated data assets.
We empower our agents with capabilities such as:

•
Customer Relationship Management
. Given the high percentage of repeat and referral business done by our agents, their future transaction pipeline exists within their sphere of influence. The Compass CRM provides agents with an easy-to-use
interface that is both powerful and automated, enabling agents to cultivate their sphere, nurture and grow relationships and close more sales. Our CRM leverages artificial intelligence to provide recommendations and insights, and integrates with other parts of our platform such as Marketing Center to create engaging content.

•
Business Tracker.
Released in January 2021, Business Tracker provides agents with a centralized view of their entire business. It enables agents to organize and manage their active leads, buyers, renters and listings, as well as view potential revenue at each stage of the transaction. Given Business Tracker’s deep integration with other Compass resources, such as Marketing Center, Collections, CMA, Tasks and Listing Insights, agents can serve the needs of every client - from first contact to closing - all from one place. Business Tracker includes multiple powerful capabilities that aim at boosting agent productivity. Two such examples are Team Collaboration, which allows agents to collaborate with any member of their team on any of their transactions, and Checklists, which enable agents to configure a set of tasks that get automatically applied to every transaction and can be assigned to specific members of their team.

•
Marketing Content Creation and Management.
With a broad array of integrated features, elegant templates and design capabilities, our Marketing Center allows agents to rapidly create, advertise and promote their listings at scale through the channel of their choosing: digital, social, email, video, print or signage. Agents can easily build, book, target and run digital ads all in one place with a simple yet powerful suite of content creation solutions.

•
Home Valuation Analysis.
Pricing a home is a complex and nuanced exercise. Powered by AI, our CMA enhances our agents’ market expertise by making recommendations and synthesizing complex data so Compass agents can help clients build the optimal pricing strategy for their home based on comparable properties.

•
AI-Driven
Client Prospecting Recommendations.
Our AI technology recommends specific clients in an agent’s contact database that are more likely to sell their home, based on various data points like neighborhood sales trends, length of ownership, local market appreciation, and other information.

•
One-Click
Listing Video Creation.
Video Generator allows agents to create short, customized, professional videos with added music and text using existing listing photos in seconds simply by entering an address that can be shared on the listing page or social media.

•	Digital Ad Campaigns. Our agents can use our platform to create paid digital ad campaigns on platforms such as Facebook and Instagram, with videos and engaging ad copy, in a matter of minutes.

•
Listing Search and Saved Search Notifications.
Our proprietary search algorithm and database simplifies and enhances the ability for Compass agents to find homes best suited for clients’ needs. Agents can set up very precise saved search alerts for clients to notify them of new listings that match their criteria in near real-time in the mobile app and in email.

•
Agent-Client Collaborative Home Search
. Compass Collections is a curated visual workspace allowing Compass agents and clients to collaborate in real time, easily organize homes, centralize discussions, and monitor the market by receiving immediate status and price updates.

•	Listing Tour Scheduling and Coordination. With a simple interface, our agents can quickly schedule, coordinate and create routes for home tours, saving agents significant time.

•	Virtual Tours. The platform’s easy-to-use virtual tour feature combines home photo and video assets alongside a large multimedia repository to help agents conduct tours online.

•
AI-Driven
Renovation Visualization.
Agents often help advise sellers on renovations and other preparations for their home to ensure the best market price. “Compass Lens” helps agents and homeowners visualize improvements to the home to determine what upgrades to make, ultimately to inform how these renovations could affect the selling price based on similar past transactions. Compass Lens is integrated into our listing comparison and preparation products and services, including Compass Concierge and CMA.

•
Open House Management.
The Compass platform provides several resources and mobile app functionality to manage open houses and tours across both in-person and
virtual formats, giving agents the ability to maintain a high level of service and follow up, in addition to growing their sphere of influence.

•
Listing Analytics.
Compass Insights personalized dashboard contains all the key data points an agent needs to craft a winning marketing strategy around audience and traffic information, uncover new lead-generation opportunities, and invest accordingly in the positioning of a listing.

•
Transaction Management.
There are many burdensome steps involved in the closing of a transaction. We provide agents with transaction closing and post-closing support to reduce the complexity for clients and efficiently advise through a transaction’s lifecycle.

•
Agent Training.
We offer training, including our self-service Compass Academy program and coaching, sales management, listing and transaction coordination, commission processing, and marketing design and consulting so that our agents can achieve their full potential. To nurture our agent talent, our self-service Compass Academy program allows for shared learning from among the highest performing Compass agents.

As Compass agents and clients use the Compass platform to consolidate their activities for buying, selling, marketing and transacting real estate, they demonstrate high engagement with our platform. As we continue to build everything agents need in a single, integrated platform, we believe more great agents will continue to come to Compass. As more great agents join us, our platform helps them provide great experiences to more buyer and seller clients. The ability to create great client experiences drives continued business for agents with repeat and referral clients. This ultimately generates more revenue for the agent, and in turn, for Compass, which enables us to invest more into enhancing the platform. These investments further empower agents to grow their businesses efficiently and effectively.
Adjacent Services
We complement our technology platform with adjacent services that make our agents more successful and give them more tools to better serve their clients. These additional services support and service the needs of home buyers and sellers at various touch points of the residential real estate purchase process.
We entered into the adjacent services market in 2018. Beginning in 2020, we expanded our title and escrow offerings to provide our agents’ clients with a more integrated, service-oriented solution and, in 2021, we launched OriginPoint, our residential mortgage origination joint venture with Guaranteed Rate, to provide an integrated service-oriented mortgage offering to our agents’ clients. In 2021, we acquired all or majority control of four title and escrow companies and as of December 31, 2021, our title and escrow services were available for approximately half of our agents’ transactions. Additionally, as of December 31, 2021, OriginPoint was fully operational in Illinois and licensed in 11 other states. The synergies between these adjacent services and our brokerage business increase transparency and deliver a more integrated closing process for agents and their clients.
Adjacent services represent a $145 billion addressable market in the U.S. alone. In 2022, we plan to rapidly expand our footprint in the two largest adjacent services markets – title and escrow services and mortgage origination. Our prior expansion into adjacent services and our future plans reaffirm our commitment to span the full transaction cycle and create more monetization opportunities for our business. We believe that we are well-positioned to capture meaningful revenue and EBITDA from the title and escrow services and mortgage origination as we continue to expand and diversify our offerings within the real estate ecosystem.
Title and Escrow Services
Our title, escrow and settlement services businesses provide – through a growing network of escrow and closing agents – full-service title, escrow and settlement (i.e., closing and escrow) services to agents’ clients, real estate companies, and financial institutions relating to the closing of home purchases as well as the refinancing of home loans, all of which are required in order to close a transaction. In many markets, clients typically look to their agents to direct them to the highest quality providers of these types of services after the purchase contract is signed. In 2021, our title, escrow and settlement services businesses were involved in a number of transactions involving our agents and also saw significant business from non-Compass
brokerages, consumers, and outside sources.
We provide title, escrow and settlement services under a multitude of local brands. As of December 31, 2021, we operated five distinct, regional title agencies: Modus Title, LLC, KVS Title, LLC, LegacyTexas Title, First Alliance Title CO, and CommonGround Abstract, LLC, as well as one standalone escrow business, Chartwell Escrow, Inc. These businesses have a combined presence across nine states (Washington, California, Colorado, Florida, Texas, Maryland, Virginia, New Jersey, and Pennsylvania) and Washington, D.C.
In 2022, Compass plans to deepen our presence in our existing markets and further expand our title and escrow services to an additional number of markets.

Mortgage Joint Venture
In July 2021, we and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, formed OriginPoint, a residential mortgage origination company, which commenced operations in Chicago, Illinois in December 2021. OriginPoint is structured as a non-exclusive
joint venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee. OriginPoint originates mortgages for Compass agents’ clients, as well as the clients of any other brokerage, in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing in order to make loans available to a broader consumer audience. OriginPoint currently offers a growing product suite including: Conforming/HB Fixed, Conforming/HB ARM, Jumbo Fixed, Jumbo Arm, FHA, and VA loans. OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collaterized by the underlying mortgages available for sale and are non-recourse to Compass.
As of February 28, 2022, OriginPoint has received license approval in 18 states with many other state applications currently pending. By the end of 2022, OriginPoint aims to expand into the majority of our major markets.
Compass Concierge
Compass Concierge is a program in which we provide home sellers access to interest-free capital to front the cost of home improvement services. Home sellers can access funds to prepare their home for sale through Compass’ partnership with an independent third-party lender. Through December 31, 2021, we had partnered with our agents and sellers on over 24,100 Compass Concierge projects totaling approximately $680 million with an average project size of $28,200. Compass Concierge homes have accounted for over $31 billion in Gross Transaction Value for Compass. The program has successfully unlocked incremental transactions for our agents, delivered higher sale prices and reduced selling times for seller clients and also helped us attract high-performing agents to our platform.
Human Capital Disclosure
At Compass we believe that our long-term success is based on attracting, developing and retaining a diverse group of employees who espouse our entrepreneurship principles which define our culture: dream big; move fast; learn from reality; be solutions-driven; obsess about opportunity; collaborate without ego; maximize your strengths; and bounce back with passion. Our employees and agents use our principles to help guide their work experience and align with our mission of helping everyone find their place in the world.
As of December 31, 2021, we had 4,775 employees and our product and engineering team consisted of approximately 1,500 highly experienced product and engineering professionals, including contractors, across our innovation hubs in New York, Seattle, Washington, DC and several cities in India as well as other locations through the US and internationally. None of our employees are represented by a labor organization or are a party to a collective bargaining arrangement.
We offer market-competitive compensation and benefits to our employees. We strive to offer a comprehensive benefit package and evaluate and supplement our benefits periodically. Our benefits package includes base pay, bonus programs for selected roles, long-term equity grants, no-premium health, dental and vision insurance plans, fertility benefits, life and disability insurance benefits, paid time off (including vacation, a community service day, and paid parental leave), as well as other benefits, such as access to mental health resources, ability to participate in a broad-base 401K plan, and reimbursement for gym membership.

Competition
The residential real estate and technology industries are highly competitive and fragmented. We compete to attract and retain top talent across the agent community, engineers, and employees in all other functions in order to build the best real estate transaction platform in fulfilment of our mission. Our business faces competition nationally and in each of the markets we serve from other technology companies and real estate brokerage firms, including a growing number of Internet-based brokerages and others who operate with a variety of business models. Some of these competitors provide similar services or products to us, including:

•	providing software and technological innovation for agents, including marketing and CRM tools;

•	brokering transactions for home buyers and sellers;

•	providing tools to agents associated with real estate data aggregation; and

•	providing adjacent products associated with residential real estate transactions, such as title and escrow and mortgage origination.
Some companies may attempt to piece together various aspects of solutions that overlap with our offering, including:

•	vertical SaaS technology companies;

•	enterprise technology bellwethers;

•	real estate financial services; and

•	real estate brokerage firms.
We believe we compete favorably based on multiple factors, including the strength and quality of our business, and our ability to retain our agents, our integrated suite of differentiated software and product solutions that empowers agents, our platform functionality and innovative product and service offerings that facilitate real estate transactions for both buyers and sellers, our growing scale, and our premier brand. Our differentiated focus on the agent enables us to deliver a premier brokerage and technology-enabled agent experience at scale.
Regulation
Regulation of the Brokerage Industry
State Regulation.
Brokerage businesses are primarily regulated at the state level by agencies dedicated to real estate matters or professional services. Real estate brokerage licensing laws vary widely from state to state. Generally, all individuals and entities acting as real estate brokers or salespersons must be licensed in each state (including Washington, D.C.) where they operate. In all states, licensed agents must be affiliated with a broker of record, managing broker, designated broker or similar licensee (a “broker of record”) to engage in licensed real estate brokerage activities. Generally, a brokerage must obtain a corporate real estate broker license, although in some jurisdictions the licenses are personal to individual brokers. The broker of record in all jurisdictions must actively supervise the individual licensees and the brokerage’s activities within the applicable jurisdiction. All licensed market participants, whether individuals or entities, must follow the jurisdiction’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust funds, agency representation, advertising, and fair housing. In each of the jurisdictions where our business operates, we have designated a properly licensed broker as the broker of record and, where required, we also hold a corporate real estate broker’s license.
Federal Regulation.
Several federal laws and regulations govern the real estate brokerage business, including federal fair housing laws (“FHA”) and the Real Estate Settlement Procedures Act (“RESPA”). The FHA prohibits discrimination in the purchase or sale of homes and applies to real estate brokers and agents, among others. The FHA prohibits expressing any preference or discrimination based on race, religion, sex, handicap, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. RESPA is a federal law intended to provide consumers with improved disclosures of settlement costs and reduce the costs of settlement services. It applies to real estate brokerage services among other real estate settlement services. See section entitled “ – Regulation of Settlement Services (RESPA and Related State Law)” below for additional details. We may also be subject to the American with Disabilities Act.
Other Real Estate Industry Rules.
Aside from federal, state and local regulations, we are subject to a variety of rules promulgated by trade organizations including the NAR, state and local associations of REALTORS, and Multiple Listing Services (“MLSs”). Generally, as members of these organizations, we are subject to their policies, bylaws, codes of ethics, and fees and rules, which govern our dealings with other members, the public, and clients as well as the manner in which we use and display the organization’s brand and services. We have a dedicated team that works with a variety of stakeholders, including our brokers of record, to help manage and comply with these rules and policies.

Regulation of Settlement Services (RESPA and Related State Law)
RESPA is a federal law intended to provide consumers with improved disclosures of settlement costs and reduce the costs of settlement services (e.g., real estate brokerage services, mortgage loan origination, title insurance, escrow and closing services, etc.) by eliminating referral fees and kickbacks. RESPA and other state anti-kickback statutes (state laws limiting or prohibiting cash rebates, gifts and other inducements to referrers of settlement services business and others) serve to regulate the payments which real estate brokers, title companies, mortgage bankers, mortgage brokers and other settlement service providers may receive or make in connection with the sales of residential real property and referral of settlement services business. RESPA and similar state laws generally require timely disclosure to consumers of certain relationships and financial interests with providers of real estate settlement services. Pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) administers RESPA. State authorities also have certain RESPA enforcement rights. RESPA compliance is of significant importance to us and across our affiliated businesses.
Regulation of the Title & Escrow Services Industry
Title insurance and escrow services typically require licensure and are heavily regulated industries, often through a state’s insurance regulator or other regulatory body. In a number of states, insurance rates are either promulgated by the state directly or are required to be filed with each state by the agent or underwriter. Some states also promulgate the split of title insurance premiums between the agent and underwriter. As part of the licensing process, states may also require title agencies, escrow companies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In some states, such as Texas, no person may acquire control, directly or indirectly, of a title company unless the person has provided required information to, and the acquisition is approved or not disapproved by, the relevant regulator. Other states have “controlled business” statutes which generally require that a title agent seek or obtain business from unaffiliated brokerages.
Regulation of the Mortgage Industry
The mortgage industry is a heavily regulated industry and private mortgage lenders operating in the U.S. are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which mortgage companies, including our mortgage joint venture, OriginPoint, can operate its loan origination and servicing businesses, the fees such companies may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.
OriginPoint is required to be licensed in all relevant jurisdictions in which it operates and comply with the respective laws and regulations of each such jurisdiction, as well as with applicable judicial and administrative decisions. The comprehensive body of federal, state, and local laws that OriginPoint is subject to is continually evolving and developing, including laws on advertising and privacy described in more detail in the section entitled “ – Cybersecurity and Data Privacy Regulations” below. In addition, OriginPoint must also comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the FHA, the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act, and the Homeowners Protection Act, among others.
Under the Dodd-Frank Act, the CFPB is authorized to engage in rulemaking and examination activity with respect to consumer financial products and services (including mortgage finance) and the authority to enforce compliance with federal consumer financial laws, including TILA and RESPA. The CFPB has issued a myriad of rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on OriginPoint.
Antitrust and Competition Laws
Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. We (and independent sales agents affiliated with us) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions.
Cybersecurity and Data Privacy Regulations
We are subject to a variety of U.S. state laws and regulations relating to our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumers. These laws continue to evolve as various states enact new laws and clarifying regulations, imposing significant and ever-changing privacy and cybersecurity obligations. As a result, we are subject to increased regulatory scrutiny, additional contractual requirements, and an increase in compliance costs. Some examples of the regulations we are required to comply with include without limitation, the California Consumer Privacy Act (“CCPA”), soon to be replaced with the California Privacy Rights Act (“CPRA”), which will take effect January 1, 2023, and other similar state regulations, the Gramm-Leach-Bliley Act (“GLBA”), which governs the disclosure and safeguarding of consumer financial information, and the Telephone Consumer Protection Act (“TCPA”), which restricts certain types of telemarketing calls and the use of auto-dialing systems and prerecorded messages and establishes a national
Do-Not-Call
registry.

Environmental Regulation
Our technology platform operates in a cloud-based model which gives us an insignificant physical geographical footprint. While we have hundreds of physical offices, we locate them in population centers and they are no larger than needed to service our agents’ clients needs. Due to this, we are not materially impacted by any environmental regulations.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, patents, confidentiality procedures, contractual commitments, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, employees, agents, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.
As of December 31, 2021, we had more than 50 trademark registrations and applications in the United States, including registrations for “Compass” and the Compass logo. We also had 27 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “compass.com.”
As of December 31, 2021, we had one U.S. patent application pending and one patent application pending under the patent cooperation treaty. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology, and will file additional applications when we believe it will be beneficial.
Available Information
We make available free of charge on our investor relations page on our website (
www.compass.com
), filings we make with the Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
From time to time, we intend to announce material information to the public also through the investor relations page on our website, press releases, public conference calls, public webcasts, and our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
The information contained on, or that can be accessed through, the website referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and growth prospects. In such an event, the market price of our Class A common stock could decline and you could lose all or part of your investment.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties including those described at length below. These risks include, among others, the following, which we consider our most material risks:

•
Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the residential real estate market;

•
If we fail to continuously innovate, improve and expand our platform to create value for our agents and their clients, our business, financial condition and results of operations could be negatively impacted;

•	Our efforts to expand our brokerage and adjacent services businesses and offer additional adjacent services may not be successful;

•	We may not realize the expected benefits from our mortgage joint venture;

•	Mortgage originators are reliant on the secondary market so a change in the way the secondary market operates may impact our ability to originate mortgage loans;

•	We have experienced rapid growth since inception which may not be indicative of our future growth. We expect that, in the future, even if our revenue increases, our rate of growth may decline;

•	We have incurred net losses on an annual basis since we were founded, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability;

•	The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict;

•	We operate in highly competitive markets and we may be unable to compete successfully against competitors;

•	Monetary policies of the federal government and its agencies may have a material impact on our business, results of operations and financial condition;

•	Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition;

•	Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these difficult to predict;

•	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business;

•	Actions by our agents or employees could adversely affect our reputation and subject us to liability;

•	If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected;

•	We are periodically subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition and results of operations;

•
The majority of our agents are independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted;

•	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand; and

•
The multi-class structure of our common stock will have the effect of concentrating voting power with Robert Reffkin, our founder, Chairman and Chief Executive Officer, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.

Risks Related to Our Business and Operations
Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the residential real estate market.
Our success is impacted, directly and indirectly, by general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, many of which are beyond our control. Our business could be harmed by a number of factors that could impact the conditions of the U.S. real estate industry, including:

•	a period of slow economic growth or recessionary conditions;

•	volatility in the residential real estate industry;

•	insufficient or excessive home inventory levels by market or price points;

•	increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing;

•	a low level of consumer confidence in the economy or the residential real estate market due to macroeconomic events domestically or internationally;

•	weak credit markets;

•	instability of financial institutions;

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
As our revenue is primarily driven by sales commissions and transaction fees, any slowdown or decrease in the total number of residential real estate sale transactions executed by our agents for any of the above reasons could adversely affect our business, financial condition and results of operations. Additionally, any of the above factors could have an adverse impact on the number of transactions our title and escrow business closes and the number of mortgages OriginPoint originates, further impacting our business, financial condition and results of operations.
In addition, the residential real estate market historically has been seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. Our financial results and working capital requirements reflect these seasonal variations.
If we fail to continuously innovate, improve and expand our platform to create value for our agents and their clients, our business, financial condition and results of operations could be negatively impacted.
Our success depends on our ability to continuously innovate and improve our platform to provide value to our agents and their clients, including developing our CRM, Business Tracker, Marketing Center, listing, search, CMA, and other platform features for agents. As a result, we have and plan to continue to invest significant resources in research and development to improve and maintain our platform and support our technology infrastructure. Our investments in our platform allow us to provide an expanded suite of technology offerings, which we believe separate us from our competitors. In 2021, we made significant investments in our platform as we launched a number of new products and services. However, there can be no guarantee that in the future we can continue to launch new products and services in a timely manner, or at all. Even if we do launch new products and services, they might not be utilized by our agents at the rate we expect, or at all. While we believe these investments help our agents succeed, there can be no guarantee that we will retain our agents across the markets we serve, nor that our investments will lead to increased utilization of our platform or that increased utilization of our platform will drive increased productivity for our agents.
Additionally, at times, we expand our technology offerings by acquiring value-add
real estate technology companies. For example, in 2021, we acquired Glide, a real estate technology company, that enabled us to provide digital real estate forms,
e-signatures
and related products to our agents. While we think these strategic acquisitions expand our capabilities into critical components of the transaction, our agents may not value these additions and may not utilize them at the rate we expect.

Our continued growth depends on our ability to attract highly-qualified agents in each of the markets we serve and, once they are on our platform, to retain them and to help them expand their businesses by utilizing our platform and technology offerings. If we fail to identify and invest in our platform and expand our technology offerings via acquisitions in the way that creates value for our agents and their clients, we may fail to attract new agents, retain current agents or increase agents’ productivity through utilization of our platform, which may negatively impact our business, financial condition and results of operations.
Our efforts to expand our brokerage and adjacent services businesses and offer additional adjacent services may not be successful.
We have grown our brokerage business rapidly since our inception. We plan to continue our expansion of the brokerage business; however, there is no guarantee that we will be successful or will expand at the rate that we anticipate. For additional risks related to our rapid growth, see risk factor entitled “ – We have experienced rapid growth since inception which may not be indicative of our future growth. We expect that, in the future, even if our revenue increases, our rate of growth may decline.”
In addition, in 2018, we entered into the adjacent services market and have expanded our adjacent services offerings to include title and escrow and mortgage origination services in certain markets. We think that the synergies between these adjacent services and our brokerage business increase transparency and deliver a more integrated closing process for agents’ clients and thus, provides additional value to our agents. However, currently, our adjacent services are available only in certain markets and utilization rates remain low. For example, our title and escrow services were utilized on a mid-single
digit percentage of our Total Transactions in the fourth quarter of 2021. If we are unable to convince our agents to recommend our adjacent services to their clients because of our agents’
pre-existing
relationships with third party adjacent service providers then our revenues from adjacent services will not grow as quickly as we expect. Further, in order for us to be successful in the adjacent services market, we will need to continue to expand these services in other markets and encourage our agents to utilize the services in the new markets. If we are not successful, these services may not result in additional value to our agents and we may not realize the expected benefits (including anticipated revenue), which could negatively impact our business, financial condition and results of operations. Additionally, while we plan to expand our adjacent services to other offerings, there is no guarantee that we will do so or be successful.
We may not realize the expected benefits from our mortgage joint venture.
We and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, formed OriginPoint, a mortgage origination company. OriginPoint is structured as a non-exclusive joint
venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee.
We may not realize the expected benefits (including anticipated revenue) from this new joint venture. The mortgage industry is inherently cyclical in nature and volatile and, as discussed in this Annual Report, is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including regulatory changes, changes in mortgage underwriting standards, increases in mortgage interest rates, other changes in market conditions, consumer trends, high levels of competition and decreases in operating margins. Any one of these factors could adversely affect the mortgage industry and our new joint venture in a material way.
The benefits of OriginPoint will depend, in part, on the successful partnership between us and Guaranteed Rate and the successful day-to-day operation
of the business by OriginPoint’s management. Guaranteed Rate acts in a capacity as a service provider, providing certain services to support
OriginPoint’s day-to-day operations.
OriginPoint’s management may make decisions which adversely impact the joint venture. Additionally, the joint venture is non-exclusive and
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
We have experienced rapid growth since inception which may not be indicative of our future growth. Additionally, if we fail to manage our continuous rapid growth effectively, we may be unable to execute our business plan, which could have an adverse impact on our business and results of operations.
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
Additionally, to support our continuous rapid growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. Our continuous success will depend on our ability to plan for and manage our rapid growth effectively. If we fail to do so, we may be unable to execute our business plan, which could have an adverse impact on our business and results of operations.
From time to time, we may make decisions, such as more conservatively managing our expense structure, that could have a negative effect on our near-term growth rates, if we believe those decisions will improve our operating results or profitability in the near- or long-term. These decisions may not be consistent with the expectations of investors and may not produce the benefits that we expect, in which case our business could be materially and adversely affected.
We have incurred net losses on an annual basis since we were founded and we may incur significant losses in the future for a number of reasons. As a result, we may not achieve and, if achieved, may not sustain profitability.
We incurred net losses of $494.1 million, $270.2 million and $388.0 million for 2021, 2020 and 2019, respectively. We had an accumulated deficit of $1.6 billion as of December 31, 2021. We expect to continue to make future investments in developing and expanding our business, including investing in technology, recruitment and training, expanding our adjacent services and pursuing strategic acquisitions and joint ventures. These investments may not result in increased revenue or growth in our business and may continue to result in net losses for our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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
Accordingly, we may not be able to achieve and, if achieved, may not sustain profitability. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. If we fail to manage our expenses or grow our revenue sufficiently to keep pace with our investments, our business may be harmed.
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
Prior to December 2020, we granted RSU awards to our employees that vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event and was satisfied upon the completion of our IPO in April of 2021. Starting in December 2020, we grant RSU awards to our employees that vest based on the satisfaction of a service-based condition only, which is generally satisfied over four years. Under U.S. tax laws, tax withholding obligations for RSUs arise in connection with their settlement on the settlement date. Our current settlement practice is to net settle vested RSUs, meaning we withhold a certain number of shares of our Class A common stock that would otherwise be issued with respect to the settling RSU awards and satisfy tax withholding obligations on behalf of our employees by remitting the appropriate taxes to the relevant tax authorities. We refer to this as “net settlement.”

During the year ended December 31, 2021, we net settled all RSUs granted to our employees that had vested as of December 31, 2021 (the “2021 net settlements”). In connection with the 2021 net settlements, we issued an aggregate of 7.1 million shares of Class A common stock to our employees and withheld an aggregate of 4.9 million shares of our Class A common stock to satisfy $62.4 million of tax withholding obligations on behalf of our employees. We plan to continue to net settle vested RSUs granted to our employees on a monthly basis. Accordingly, we will continue to fund tax withholding obligations on behalf of our employees and offset such funding by withholding shares of Class A common stock, which we would otherwise be obligated to deliver to them. The future monthly net settlements may result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.
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
Additionally, we also grant RSU awards to our agents. During the year ended December 31, 2021, we settled all RSUs granted to our agents that had vested as of December 31, 2021 and issued an aggregate of 3.8 million shares of our Class A common stock to them. Because our agents are independent contractors, we do not have tax withholding obligations, and accordingly, we did not, and will not in the future, use any of our cash to pay their tax withholding obligations. However, issuance of shares of Class A common stock at settlement has resulted, and will result in the future, in dilution to our stockholders. We plan to continue to settle vested RSUs granted to our agents on the monthly basis.
The extent of the future impact of the ongoing
COVID-19 pandemic
on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict.
The extent of the future impact of the ongoing
COVID-19 pandemic
on our business and financial results will depend largely on future developments, including emergence of new variants of the
COVID-19
virus, the severity and transmission rates of the new variants, the duration and extent of the spread of the virus (including new variants), the timing, availability and effectiveness of vaccines (including booster shots) and vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing
COVID-19
pandemic and the extent and effectiveness of containment actions taken, all of which are highly uncertain and difficult to predict. Additionally, the ongoing
COVID-19
pandemic has had, and continues to have, a significant impact around the world, including the U.S., and it is difficult to assess or predict its future impact on the U.S. and global economy. As a result, a number of macroeconomic factors related to the ongoing COVID-19 pandemic,
including but not limited to the increase in unemployment rates and stagnant or declining wages, loss of consumer confidence in the economy and recessionary conditions, lower yields on individuals’ investment portfolios or volatility and declines in the stock market, lower rental prices in certain markets reducing demand to purchase homes, more stringent mortgage financing conditions, including increased down payment requirements and volatility in the mortgage interest rates, inflation rate and pressures, had, and could have in the future, an adverse impact on consumer spending, including on residential real estate transactions, and resulted, and may in the future result, in changes to home purchasing, selling, renting and financing trends.
For example, in the second quarter of 2020,
the COVID-19 pandemic
significantly and adversely affected residential real estate transaction volume. During that time, in addition to general macroeconomic instability, many governmental authorities put in place limitations on in-person activities
related to the sale of residential real estate, such as prohibitions or restrictions on in-home showings,
inspections and appraisals, and availability or hours of local real property documentation searches and new recordings. While these measures were largely lifted later in 2020 and the overall residential real estate transaction volume for 2020 was not adversely impacted over the longer term, there is no guarantee that in the future, the outcomes will be similar.

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including generation of commissions from transactions executed by our agents, the number of transactions our title and escrow business closes and the number of mortgages OriginPoint originates. If the ongoing
COVID-19
pandemic has an adverse impact on the volume of residential real estate transactions, our business and financial results in future periods could be materially and adversely impacted.
In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale. As we continue to evaluate our return to work approach, it will likely vary across geographies depending on local health rules and regulations. Any future part- or full-time re-opening
could expose our employees to health risks and could result in additional costs to us. Further, certain employees may not agree with our return to work approach and as a result may seek employment elsewhere.
We operate in highly competitive markets and we may be unable to compete successfully against competitors.
We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•	our ability to attract and retain agents;

•	the timing and market acceptance of our products and services for our agents and their clients, including new products and services offered by us or our competitors;

•	the attractiveness of our adjacent services for agents as well as their clients;

•	our ability to attract top engineering talent to further develop and improve our technology to support our business model; and

•	our brand strength relative to our competitors.
Our business model depends on our ability to continue to attract agents and their clients to our platform, and to enhance their engagement in a cost-effective manner. We face competition on a national level and in each of our markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific region or regions. We also face competition from real estate technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models.
New entrants, particularly smaller companies offering point solutions, continue to join our market categories. However, our existing and potential competitors include real estate technology companies and real estate brokerages that operate, or could develop, national and/or local businesses offering similar services, including real estate brokerage, title insurance and escrow services and mortgage origination services, to home buyers or sellers. Several of these real estate technology companies which may enter our market categories could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses.
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
downturn
in high-end markets
could result in a decline in our gross commission income and could have a material adverse effect on our operating results. Further, if there is a downturn in high-end markets,
our agents may shift to transactions involving middle and lower range market prices, which, absent an increase in the number of transactions, could result in a decline in our gross commission income.
Monetary policies of the federal government and its agencies may have an adverse impact on our business, results of operations and financial condition.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates.
Increases in mortgage rates adversely impact housing affordability and we have in the past been and could in the future be negatively impacted by a rising interest rate environment. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have an adverse impact on our business.
For example, a rise in mortgage rates could result in decreased sale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their existing home and pay a higher mortgage rate with the purchase of a new home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. Additionally, during late 2021 and early 2022 interest rates rose 60 basis points for the average nonconforming mortgage and, as a result, the number of purchase and refinance mortgages is expected to fall 35% during 2022, according to the Mortgage Bankers Association. If mortgage rates continue to rise, the growth of our mortgage origination business would be adversely impacted. This volume decline would be felt across the mortgage industry, with varying impact on our competitors depending on their origination strategy and channel mix, but the increased competition for the remaining loan volume could have the effect of significantly reduced revenues and profit margins or could require us to increase sales and marketing expenditures as we seek to build out the business.
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

•	our ability to attract and retain agents;

•	our ability to continuously innovate, improve and expand our platform;

•	changes in interest rates or mortgage underwriting standards;

•	the actions of our competitors;

•	costs and expenses related to the strategic acquisitions, partnerships and joint ventures;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;

•	system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

•	adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

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
Our success depends upon the continued service of our senior management team, including, in particular, Robert Reffkin, our founder, Chairman and Chief Executive Officer. Our success also depends on our ability to manage effective transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across our company. Furthermore, much of our key technology and processes are custom-made for our business by our personnel. The loss of key engineering, product development, operations, marketing, sales and support, finance and legal personnel could also adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. In addition, we currently do not have “key person” insurance on any of our employees.
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
We may be subject to claims relating to the operations of our title and escrow businesses and incur losses resulting from fraud, defalcation or misconduct.
Our title companies issue title insurance policies on behalf of title insurance underwriters. These policies provide coverage for real property to lenders and buyers. The title underwriter is typically liable for the payment of claims under title policies, but we may be subject to liability and losses if we are negligent. Our title companies and our escrow company also provide escrow and closing services. These services facilitate the transfer of ownership of real property. We may be subject to liability and losses arising from the provision of these services. For example, we may be subject to liability and losses if we improperly handle consumer or other third-party funds.
We carry errors and omissions insurance for errors made by our title and escrow companies, but insurance carriers may dispute coverage for various reasons, there can be no assurance that all claims will be covered, and losses could potentially exceed our coverage. Fraud, defalcation and misconduct by employees and others are also risks inherent in our title and escrow business. While we have insurance to protect us against some of these types of losses as well, we cannot be certain that our insurance coverage will be adequate. To the extent that any loss or theft of funds related to our title and escrow companies substantially exceeds our insurance coverage, our business and results of operations could be adversely affected.
If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition or results of operations may be adversely affected.
We continue to evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in acquisitions of brokerage businesses to provide us with greater access to a given market. At times, we may also look to acquisitions to provide us with additional technology to further enhance our platform and accelerate our ability to offer new products or to expand our adjacent services offerings. For example, in 2021, in addition to acquiring a number of smaller brokerage companies, we acquired all or majority control of four title and escrow businesses to cover additional markets served by our agents. We also acquired Glide, a real estate technology company, that enabled us to provide digital real estate forms,
e-signatures
and related products to our agents, as well as
non-Compass
agents. These strategic acquisitions could be material to our financial condition and results of operations, but there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic acquisition. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets or with respect to new adjacent services.
Our failure to address risks or other problems encountered in connection with our past or future strategic acquisitions could cause us to fail to realize the anticipated benefits of such strategic acquisitions, incur unanticipated liabilities, and harm our business, financial condition and results of operations. Strategic acquisitions may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill, which could adversely affect our business, financial condition and results of operations and dilute the economic and voting rights of our then-current stockholders.
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
Underwriting standards could be changed or tightened as a result of changes in regulations, including regulations enacted to increase guarantee fees of federally-insured mortgages. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes in order to purchase new homes. This may result in the decreased number of real estate transactions that our agents execute and our title and escrow businesses close and in the decreased number of mortgages that OriginPoint originates, all of which would adversely affect our business, financial condition and results of operations.
Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have an adverse impact on the operations of our mortgage origination business.
Numerous pieces of legislation seeking various types of changes for government sponsored entities have been introduced in Congress to reform the U.S. housing finance market including among other things, changes designed to reduce government support for housing finance and the winding down of the federal conservatorship of Fannie Mae or Freddie Mac over a period of years. Legislation, if enacted, or additional regulation which curtails Fannie Mae’s and/or Freddie Mac’s activities and/or results in the wind down of the federal conservatorship of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry. Changes in other legislation, policies or guidelines such as the Fair Housing Act, USDA guidelines or Government Sponsored Enterprises (“GSE”) may impact the way we service and originate GSE and U.S. government agency loans. Any of the foregoing could have a material adverse effect on the housing market in general and the operations of our mortgage origination business.
We may not be able to maintain or establish relationships with multiple listing services and third-party listing services, which could limit the information we are able to provide to our agents and their clients.
Our ability to attract agents to our platform and to appeal to their clients depends upon providing a robust number of listings. To provide these listings in our services, in addition to the information provided by our agents, we maintain relationships with multiple listing services and other third-party listing providers. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use listing data, or an inability to continue to add new listing providers, may cause our listing data to omit information important to our agents or their clients. Any loss or changes to our rights to use listing data or add listings, or any similar loss of rights in the markets we serve, could negatively impact agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents, which could harm our business, financial condition, and results of operations.

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

•
the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts), or other unlawful tactics aimed at compromising the systems and data of our agents and their clients (including through systems not directly controlled by us, such as those maintained by our agents and third-party service providers); and

•
the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our agents and their clients), the transmission of computer malware, or the diversion of sale transaction closing funds.

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
In the ordinary course of our business, we and our third-party service providers, our employees, agents and clients may collect, store and transmit sensitive data, including our proprietary business information and intellectual property and that of our agents and their clients as well as personal information, sensitive financial information and other confidential information of our employees and agents and our agents’ clients. Our agents’ use of our platform to access and store data presents us with uncertainties and risks, as they may accidentally or deliberately cause private information to be transmitted through unsecure channels which may lead to breaches or other leaks of such information.
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
Moreover, the real estate industry is actively targeted by cybersecurity threat actors which attempt to conduct electronic fraudulent activity (such as business email compromise), security breaches and similar attacks directed at participants in real estate services transactions. In common with others in our industry, we manage and hold confidential personal information, including potentially sensitive personal information belonging to employees and agents or their clients or other individuals with whom agents transact, in the operation of our platform. Accordingly, we have been and continue to be subject to a range of cyber-attacks, such as email-based phishing attacks on our agents. Historically, these attacks have not been material either individually or in the aggregate. We have enhanced our security measures and continue to invest in order to mitigate the risk of similar attacks in the future. However, there can be no assurance that our enhanced security measures, which are also partially dependent upon the security practices of our agents, their clients and participants will timely detect or prevent other cyber-attacks in the future. Cyber-attacks could give rise to the loss of significant amounts of agents’ data and other sensitive information. In addition, cyber-attacks could give rise to the disablement of our information technology systems used to service our agents. Such threats to our business may be wholly or partially beyond our control as our employees and agents and our agents’ clients and other third-party service providers may use e-mail, computers,
smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
In addition, the increasing prevalence and sophistication of cyber-attacks as well as the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, agents, agents’ clients, and third-party service providers, has led and will likely continue to lead to increased costs to us with respect to identifying, protecting, detecting, responding, recovering, mitigating, insuring against and remediating these risks, as well as any related attempted or actual fraud.
Moreover, we are required to comply with growing regulations at the local, state and federal level in the U.S., and in other countries where we have operations, that regulate cybersecurity, privacy and related matters, some of which impose steep fines and penalties for noncompliance. Any further expansion domestically or internationally will necessarily subject us to additional, and possibly more stringent, regulations and penalty structures.
While we, our employees, our agents, and agents’ clients have experienced and expect to continue to experience these types of threats and incidents, none of them to date has been material to our business. Although we employ measures to identify, protect, detect, address and mitigate these threats (including access controls, data encryption, penetration testing, vulnerability assessments, and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in harm to confidentiality, integrity, and availability of critical systems, data and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations.
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
We act as escrow agents for certain clients of our agents. As an escrow agent, we receive money from clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions (in most cases as confirmed by such clients, lenders, their respective agents or other third parties), we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $172.1 million and $46.1 million as of December 31, 2021 and 2020, respectively. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, clients could seek to hold us responsible for such amounts and, if the clients prevailed in their claims, we could be subject to significant losses.

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
A component of our future growth strategy involves the further expansion of our operations and establishment of an agent base internationally. We are continuing to adapt and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we may need to establish relationships with new partners or acquire businesses in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute on our expansion plans. Although we maintain engineering and related operations in India, none of our agents are located outside of the U.S. and we currently do not engage in any non-U.S. real
property transactions, except for de-minimis transactions through partnerships with local non-U.S. brokerages.
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
Our management team is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. For example, in connection with the preparation of our consolidated financial statements for 2020 and prior years, we identified material weaknesses in our internal controls over financial reporting. Those material weaknesses have not yet been fully remediated and the same weaknesses remained at the time of the preparation of our financial statements for 2021. For additional information, see risk factor entitled “ –We have identified material weaknesses in our internal controls over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.” If we identify any material weaknesses in our internal control over financial reporting in the future or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.
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
In connection with the preparation of our consolidated financial statements for 2020 and prior years, we identified material weaknesses in our internal controls over financial reporting. Those material weaknesses have not yet been fully remediated and the same weaknesses remained at the time of the preparation of our financial statements for 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment as we lacked sufficient oversight of activities related to our internal controls over financial reporting due to a lack of an appropriate level of experience and training commensurate with public company requirements. This material weakness resulted in our identification of the following additional material weaknesses:

•
We did not maintain formal accounting policies and procedures, and did not design, document and maintain controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; and

•
We did not design and maintain effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately that are relevant to the preparation of our financial statements, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval of controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls
that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

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
As of December 31, 2021, we had approximately $1.2 billion of federal and $1.2 billion of state NOLs available to offset future taxable income. Certain of our federal NOLs will begin to expire in 2032 and certain of our state NOLs will begin to expire in 2029. The realization of these net operating losses depends on our future taxable income and there is a risk that these carryforwards could expire unused, which could materially affect our operating results. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs
and other tax attributes such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax
attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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
Estimates of market opportunity may prove to be inaccurate.
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that our market opportunity estimates will reflect actual revenue that we will generate from our platform in the future. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the products and services of our competitors.

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
Our platform is highly complex and the software and code underlying our platform is interconnected and may contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code or software has been released. We release or update software code regularly and this practice may result in the more frequent introduction of errors, bugs, or vulnerabilities into the software underlying our platform, which can impact the agent and their client experience on our platform. Additionally, due to the interoperative nature of the software and the systems underlying our platform, modifications to certain parts of our code, including changes to our mobile app, website, systems or third party application programming interfaces on which our platform rely, could have an unintended impact on other sections of our software or system, which may result in errors, bugs, or vulnerabilities to our platform. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our agents or their clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business, financial condition and results of operations.
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
We receive, store and process personal information and other employee, agent, agents’ client and consumer information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, which are continually evolving, subject to differing interpretations, and may be inconsistent between state and federal governments and across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act,
and similar state consumer protection laws. We seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data security protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to agents, clients or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and clients to lose trust in us, which could have a materially adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of agents and their clients for the use and disclosure of personal information is obtained, could require us to modify our platform and its features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to innovate, improve and expand our platform and its features that make use of the personal information that our agents and their clients voluntarily share. For example, California recently enacted legislation, the CCPA, that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared and increases the privacy and security obligations of businesses handling personal data. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. The CCPA provides for civil penalties for violations, which could result in statutory penalties of up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional. We cannot yet fully predict the impact of the CCPA or subsequent guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our agents’ requirements and could have an adverse effect on our business, results of operations, and financial condition.
Additionally, the CPRA, which will take effect on January 1, 2023 and replace CCPA, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt-outs for
certain uses of sensitive data and sharing of personal data as well as an expanded definition of “sale” to include sharing of personal information, and data minimization and data retention requirements. The CPRA also establishes a new enforcement agency, the California Privacy Protection Agency, which may take a more active role in enforcement. Other states have and are likely to continue to implement their own privacy statutes in the near term. The effects of the CCPA, CPRA and other similar state regulations are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

Our agents operate as independent contractors and are responsible for their own data privacy compliance. Additionally, we provide training and our platform provides tools and security controls to assist our agents with their data privacy compliance to the extent they store relevant data on our platform. However, if an agent on our platform were to be subject to a claim for breach of data privacy laws, we could be found liable for their claims due to our relationship, which can require us to take more costly data security and compliance measures or to develop more complex systems.
Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or agents, which could adversely affect our reputation and business results.
Third-party cybersecurity threat actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our agents or their clients, including in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity on our mobile app, website and internal systems, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause our agents or their clients to lose trust in us and decrease or terminate their usage of our platform, which could materially harm our operations, business, results, and financial condition.
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
A failure of these systems at one or multiple sites could result in reduced capabilities or a total failure of our systems, which could cause our mobile app or website to be inaccessible, impairing our agents’ ability to use our platform. Problems faced by our third-party cloud service providers with their telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our agents. Our third-party cloud service providers could decide to close their facilities without adequate notice resulting in loss of service and negative effects in our systems. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web-hosting providers
or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web-hosting providers
are unable to keep up with our growing needs for capacity, our agents and their clients and our business could be harmed. In addition, if distribution channels for our mobile app experience disruptions, such disruptions could adversely affect the ability of agents and their clients to access or update our mobile app, which could harm our business.
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
We rely on third parties for various aspects of our business, including technology collaborations, advertising partners and development services agreements. Although we require these parties to sign our data security addendum, their actions may put our business, reputation and brand at risk. In many cases, third parties may be given access to sensitive and proprietary information or personal data in order to provide services and support to our teams or agents, and they may misappropriate and engage in unauthorized use of our information, technology or agents’ or their clients’ data. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the mobile application industry, financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our partners and may increase their propensity to engage in fraud or otherwise illegal activity which could harm our business reputation, and they may not be able to continue honoring their obligations to us, or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all and we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more business relationships, or experience a degradation of services, our business could be harmed and our financial results could be adversely affected.

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
We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to the NAR or MLS rules regarding buyer-broker commissions), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices.
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
For example, in 2021, we settled a lawsuit involving plaintiff Avi Dorfman, who sought compensation for certain services and other contributions allegedly provided in our formation, and recorded an expense of $21.3 million in connection with the settlement within General and administrative expense in the accompanying consolidated statements of operations.
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
We classify our agents as independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted.
We recruit agents as independent contractors and are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. California changed its classification laws effective January 1, 2020 (with a specific carveout for real estate agents) and the United States Congress and certain states have introduced proposed changes to existing classification law; additionally, the Biden administration may make additional changes to applicable laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, meal and rest periods, and discrimination laws. Further, if legal standards for classification of our agents as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for our agents, including by paying additional compensation and benefits or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to some or any of our agents. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees.
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
Our real estate brokerage business, our title and escrow business, our mortgage joint venture and the businesses of our agents must comply with RESPA and a variety of similar state regulations. RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to adjacent service providers in connection with the closing of certain real estate transactions such as those involving federally-backed mortgages (under RESPA) or any residential sale (under certain state regulations). Such laws may to some extent impose limitations on arrangements involving our real estate brokerage, escrow services, title agency and mortgage origination services. RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers if certain requirements are met, including fee splits between title underwriters and agents, brokers and agents, and market-based fees for the provision of goods or services and marketing arrangements. In addition, RESPA allows for referrals to affiliated entities, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, RESPA compliance may become a greater challenge under certain administrations for most industry participants offering title and escrow services and mortgage origination services, including brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes and some state authorities have also asserted enforcement rights.
The mortgage industry is a highly regulated industry so if any applicable local, state or federal laws change it may impact our business.

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
For certain licenses, we are required to designate a broker of record as qualified individuals and/or persons who control and supervise the operations of applicable licensed entities. Certain licensed entities also are subject to routine examination and monitoring by state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate, title insurance and escrow, and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance.
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
Also, various countries, in addition to the U.S., regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to operate our platform in those countries. Changes in our platform or future changes in export and import regulations may impede the introduction of our platform in international markets, prevent our agents with international clients from using our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether, and may adversely affect our business, financial condition, and results of operations.
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
Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets, and litigation to defend intellectual property can be expensive and lengthy. Various factors outside of our control also pose a threat to our intellectual property rights, as well as to our platform and technology offerings. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.
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
We may pursue registration of trademarks and domain names in the U.S. and in certain jurisdictions outside of the U.S. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available. Foreign countries have different laws and regulations regarding protection of intellectual property, and the protection available in other jurisdictions may not be as effective as that provided in the U.S.
We may be unable to obtain trademark protection for our platform, technology offerings and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our platform and technology offerings from those of our competitors. In addition, our trademarks may be contested, circumvented, or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. To counter infringement or unauthorized use of our trademarks, we may deem it necessary to file infringement claims, which can be expensive and time consuming. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse outcome in such litigation or proceedings may expose us to a loss of our competitive position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the U.S. and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Efforts to enforce or protect proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and results of operations.

Our platform, its features and technology offerings may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from providing our products and services.
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
We rely on licenses to use the intellectual property rights of third parties which are incorporated into our platform, its features and technology offerings. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.
We rely on products, technologies and intellectual property that we license from third parties for use in our platform, its features and technology offerings. We cannot assure that these third- party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate the licensed intellectual property.
We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be disrupted or otherwise harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and/or may be prohibited by contract from developing competing products. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
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
Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock has the effect of concentrating voting power with Robert Reffkin, our founder, Chairman and Chief Executive Officer, and his financial planning vehicles and affiliated trusts, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
As of February 14, 2022, Robert Reffkin, our founder, Chairman and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts, (and including his shares of Class A common stock subject to outstanding Restricted Stock Units (“RSUs”) for which the service condition has been satisfied or would be satisfied within 60 days of February 14, 2022), held 9,023,131 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock. Additionally, our founder holds two performance-based RSU awards and one time-based RSU award, which vest monthly. Pursuant to the exchange agreement, our founder has a right to require us to exchange any shares of Class A common stock that he receives upon settlement of his vested RSUs for shares of Class C common stock, which he has elected in connection with the 2021 net settlement and future monthly net settlements.
As of February 14, 2022, our founder, together with his financial planning vehicles and affiliated trusts, held approximately 48.9% of the voting power of our outstanding capital stock, which voting power may increase over time as our founder’s RSU awards vest and settle and resulting shares of Class A common stock get exchanged for shares of Class C common stock. If all such awards had been vested, settled and exchanged for shares of Class C common stock as of February 14, 2022, our founder, together with his financial planning vehicles and affiliated trusts, would have held approximately 67% of the voting power of our outstanding capital stock. As a result, our founder is able to determine and may significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Our founder may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
Technology and real estate stocks historically have experienced high levels of volatility. The trading price of our Class A common stock may fluctuate substantially. These fluctuations could cause you to incur substantial losses, including all of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the real estate technology industry in particular;

•	changes in mortgage interest rates;

•	variations in the housing market, including seasonal trends and fluctuations;

•	announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in how agents perceive the benefits of our platform and future offerings;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;

•	actual or anticipated changes or fluctuations in our results of operations or financial projections;

•	changes in actual or future expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	governmental or regulatory actions or audits;

•	regulatory developments applicable to our business, including those related to privacy in the U.S. or globally;

•	general economic conditions and trends;

•	major catastrophic events in our markets; and

•	departures of key employees.
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
Growing and operating our business, including by continuously innovating, improving and expanding our platform, expanding our adjacent services and expanding into new markets, may require significant cash outlays, liquidity reserves and capital expenditures. If cash on hand, cash generated from operations and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to fluctuate or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). All shares of Class A common stock issued prior to our IPO were subject to the lock-up agreement
or
market stand-off agreements
until September 27, 2021 when
our lock-up period
had expired. Upon expiration of
the lock-up and
market stand-off agreements,
a higher number of sales of our Class A common stock than usual took place in the public market and the market price of our Class A common stock fluctuated. On February 28, 2022, we plan to settle approximately 13,624,457 million shares of Class A common stock based on the same number of fully vested restricted stock units we granted to our agents who had deferred a portion of their commission income into our Agent Equity Program during calendar year 2021. Those shares are freely tradeable and sales of those shares, to generate cash to cover estimated taxes on those RSU grants or otherwise, could occur. Future sales of a substantial amounts of our Class A common stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A common stock to fluctuate or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
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
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and the Federal Forum Provision will apply, to the fullest extent permitted by law, to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, to the fullest extent permitted by law.
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
We have never declared or paid any dividends on our Class A common stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our future debt agreements, if any, may prevent us from paying dividends. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We are headquartered in New York, New York, where we occupy approximately 100,000 square feet of office space pursuant to a lease that is expected to expire in May 2025 subject to the terms thereof. We also lease operating and sales offices throughout the United States and innovation hubs in India and the United States, the largest of which is located in Hyderabad, India.
Item 3. Legal Proceedings.
The information relating to legal proceedings contained in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report is incorporated herein by this reference.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has traded on the New York Stock Exchange under the symbol “COMP” since April 1, 2021. Prior to that, there was no public market for our common stock.
Stockholders
As of February 21, 2022, there were 156 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
The stock performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index and Peer Group Index by assuming $100 was invested in each investment option as of April 1, 2021, which represents the day our common stock began trading on the NYSE.

Year	4/1/21	12/31/21
COMP	$100	$45.11
S&P 500 Index (1)	$100	$118.57
Peer Group Index (2)	$100	$67.17

(1)	S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ.
(2)	Peer Group Index consists of Zillow Group, Inc. (ZG), Redfin Corp (RDFN), Opendoor Technologies Inc. (OPEN), EXP World Holdings, Inc. (EXPI) and Realogy Holdings Corp. (RLGY).
Sales of Unregistered Securities
From January 1, 2021 through December 31, 2021, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the ten-for-one forward stock split of our common stock that occurred in March, 2021 (including, by incorporation by reference, the unregistered securities issuances disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021):
From October 1, 2021 through December 31, 2021, pursuant to an Equity Exchange Right Agreement, 2,110,747 shares of Class A common stock held by the Company’s founder and Chief Executive Officer were exchanged for an equivalent number of shares of Class C common stock.
The offer, sale and issuance of the securities above was deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds from Public Offering of Common Stock
During April 2021, we completed our IPO, in which we sold 26,296,438 shares of our Class A common stock at a public offering price of $18.00 per share. We received aggregate proceeds of $438.7 million from the IPO, net of the underwriting discount and offering costs of approximately $11.0 million. We have used a portion of the net proceeds and intend to use the remainder of the net proceeds, from our IPO for working capital and other general corporate purposes, which may include research and development, sales and marketing activities, general and administrative matters, and capital expenditures. We may also use a portion of the proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement our business.
The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors
pursuant to our director compensation policy.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward—Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in this Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:

•	Introduction. This section provides a general description of our company and its business, recent developments affecting our company and discussions of how seasonal factors may impact our results.

•
Results of Operations.
This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2021 compared to the year ended December 31, 2020. An analysis of the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in the IPO Registration Statement, for our IPO, dated as of March 31, 2021 and filed with the SEC on April 1, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

•
Key Business Metrics and
 Non-GAAP
 Financial Measures.
This section provides a discussion of key business metrics
and Non-GAAP financial
measures we use to evaluate our business and measure our performance, in addition to the measures presented in our consolidated financial statements.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2021.

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

INTRODUCTION
We are a technology-enabled brokerage that provides
an end-to-end platform
of software, services and support to empower our residential real estate agents to deliver exceptional service to seller and buyer clients. Real estate agents are themselves business owners, and Compass agents grow their respective businesses faster than the industry, save time and reduce their business expenses, enhancing their profits over time. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.
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
Recent Developments
In July 2021, we and Guaranteed Rate, Inc., or Guaranteed Rate, formed OriginPoint, LLC, or OriginPoint, a new mortgage origination company. OriginPoint originates mortgages for Compass real estate brokerage clients, as well as the clients of any other brokerage in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing, in order to make loans available to a broad consumer audience. OriginPoint is a joint venture and is owned 49.9% by us and 50.1% by Guaranteed Rate. OriginPoint began originating mortgages in December 2021. OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collaterized by the underlying mortgages available for sale and are non-recourse to Compass.

Operational Highlights for the year ended December 31, 2021
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We also continue to invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 26,000 agents on our platform as of December 31, 2021. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the years ended December 31, 2021, 2020 and 2019, the Average Number of Principal Agents
(1)

was 11,058, 8,686 and 6,787, respectively. The principal agent additions came in both new and existing markets.
During the years ended December 31, 2021, 2020 and 2019, our agents closed 225,272, 144,784 and 87,158 Total Transactions
(1)
, respectively. Our growth in Total Transactions was due to a combination of new agents joining the platform, enhanced productivity for existing agents already on the platform and a robust housing market.
Our Gross Transaction Value
(1)
for the years ended December 31, 2021, 2020 and 2019, was $254.2 billion, $151.7 billion and $97.5 billion, respectively. This growth reflects strong transaction volume, higher productivity per principal agent and higher Average Transaction Values. Average Transaction Value is calculated by dividing Gross Transaction Value by Total Transactions.
We believe there remains a meaningful opportunity to grow our business by continuing to expand our geographic coverage. During the year ended December 31, 2021, we launched 25 new markets, bringing total markets served to 69 at the end of the year. We now operate real estate brokerage services in 28 states. For the year ended December 31, 2021, our Gross Transaction Value represented 5.6% of residential real estate transacted in the United States, compared to 4.0% for the year ended December 31, 2020. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of
each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors. Faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. As we move forward, the priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network.
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth.

(1)
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Annual Report.

The broader residential real estate industry is cyclical, and individual markets can have their own dynamics that diverge from broad market conditions. The real estate industry can be impacted by the strength or weakness of the economy, changes in interest rates or mortgage lending standards, or extreme economic or political conditions. Our revenue growth rate tends to increase as the real estate industry performs well and to decrease when the real estate industry performs poorly.
Impact of
the COVID-19 Pandemic
on Our Business
In March 2020, the World Health Organization declared the outbreak of the COVID-19 a global pandemic, which remains ongoing as new variants of the virus continue to emerge. The ongoing COVID-19 pandemic has had, and continues to have, a significant impact around the world, including in the U.S. and had an adverse impact on the residential real estate during its early days. In 2020, in response to the COVID-19 pandemic, we took a number of measures, including, but not limited to, adoption of remote working for our employees and a virtual model for our agents, various platform enhancements and certain cost-saving measures such as a reduction of our workforce by 15%, temporary salary reductions, termination of certain lease obligations and reduction of certain discretionary expenses to mitigate potential impacts of the COVID-19 pandemic on our business and financial results. Some of these measures, such as remote work, remain in effect currently. While we did not see adverse impacts of the COVID-19 pandemic on our business and financial results in the year ended December 31, 2021, the extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, including the emergence of new variants of the COVID-19 virus, the severity and transmission rates of the new variants, the duration and extent of the spread of the virus (including new variants), the timing, availability and effectiveness of vaccines (including booster shots) and vaccination rates, and the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic, all of which are highly uncertain and difficult to predicted. See the section entitled “Risk Factors—Risks Related to Our Business and Operations—The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict.”
Components of Our Results of Operations
Revenue
We generate substantially all our revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. We hold the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore we control those services that are necessary to legally transfer real estate between home sellers and buyers. We are the principal in the transaction and recognize as revenue the gross amount of the commission we expect to receive in exchange for those services. Revenue is recognized upon the transfer of control of promised services to the home sellers or home buyers. Accordingly, real estate commissions are recorded as revenue at the point in time real estate transactions are closed (i.e., sale or purchase of a home).
Commissions paid to agents are recognized concurrently with associated revenue and are presented within the Commissions and other related expense line on our consolidated statement of operations.
We also recognize revenue from other adjacent services related to the home transaction such as title and escrow services. While revenue from these services was immaterial through 2021, we expect revenue from these services to grow over time as we expand existing and add new adjacent services to our platform.

Operating Expenses
Commissions and other related expense
Commissions and other related expense primarily consists of commissions paid to our agents, who are independent contractors, upon the closing of a real estate transaction as well as stock-based compensation expense related to our Agent Equity Program and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
We also charge our agents resource fees. These fees are either transaction based, where amounts are collected at the closing of a real estate transaction, or in the form of periodic fixed fees. These fees are recognized as a reduction to commissions and other related expense.
We expect our commissions and other related expense to increase in absolute dollars over the long term as our revenue continues to grow. Our commissions and other related expense as a percentage of revenue is expected to fluctuate from period-to-period based
on the mix of the commission arrangements we have with our agents, the resource fees we collect and the increase in adjacent services revenue. Beginning at the time of our IPO, we began to incur additional commissions and other related expense for stock-based compensation expense associated with our RSUs granted in connection with the agent equity program as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Sales and marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for our regional offices, agent acquisition incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Compensation and other personnel-related costs include salaries, benefits, bonuses and stock-based compensation expense.
We plan to continue to invest in sales and marketing to attract and retain agents and increase brand awareness with home sellers and buyers. We expect that sales and marketing expense will increase on an absolute dollar basis to the extent that we continue to experience increased adoption of our platform. We expect sales and marketing expense to vary from period-to-period as
a percentage of revenue for the foreseeable future and decrease as a percentage of revenue over the long term. Beginning at the time of our IPO, we began to incur additional sales and marketing expense for stock-based compensation expense associated with our RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Operations and support
Operations and support expense consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs, fair value adjustments to contingent consideration for our acquisitions and other related expenses.
We plan to continue to invest in operations and support to ensure success for our agents. We expect that operations and support expense will increase on an absolute dollar basis to the extent we continue to see growth on our platform. We expect operations and support expense to vary from period-to-period as
a percentage of revenue for the foreseeable future and decrease as a percentage of revenue over the long term as a result of continued investments to improve the operational efficiency of our operations and support organization. Beginning at the time of our IPO, we began to incur additional operations and support expense for stock-based compensation expense associated with our RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Research and development
Research and development expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses and other related expenses.
We plan to continue to invest in research and development to maintain our platform and to support our technology infrastructure. We expect that our research and development expense will increase on an absolute dollar basis, vary from period-to-period as
a percentage of revenue for the foreseeable future and decrease as a percentage of revenue over the long-term as we continue to invest in the research and development activities relating to ongoing improvements to and maintenance of our platform for agents, including the hiring of engineering, product development and design employees to support these efforts. Beginning at the time of our IPO, we began to incur additional research and development expense for stock-based compensation expense associated with our RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”

General and administrative
General and administrative expense consists primarily of compensation and other personnel-related costs for our executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our New York headquarters and other offices supporting our administrative functions, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.
We expect that general and administrative expense will increase on an absolute dollar basis and vary from period-to-period as
a percentage of revenue for the foreseeable future as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for directors’ and officers’ insurance, investor relations and professional services. We expect that general and administrative expense as a percentage of revenue will decrease over the long term. Beginning at the time of our IPO, we began to incur additional general and administrative expense for stock-based compensation expense associated with our RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Depreciation and amortization
Depreciation and amortization expense consists primarily of depreciation and amortization of our property and equipment, capitalized software and acquired intangible assets.
We expect depreciation and amortization expense will increase on an absolute dollar basis and vary from period-to-period as
a percentage of revenue for the foreseeable future as we continue to invest in our platform to develop new functionalities, purchase technology through acquisitions and develop our technology infrastructure. We will also continue to invest in property and equipment, including leases, to support our overall growth.
Investment Income, net
Investment income, net consists primarily of interest, dividends and realized gains and losses earned on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of expense related to the interest expenses, including committment fees for available borrowing capacities, and amortization of debt issuance costs associated with our Concierge Facility and Revolving Credit Facility.
Benefit from Income Taxes
Benefit from income taxes consists of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. We maintain a full valuation allowance against our deferred tax assets for U.S. income tax purposes because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Equity in Loss of Unconsolidated Entity
Equity in loss of unconsolidated entity includes the results of our share of loss from our OriginPoint joint venture.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the period indicated:

	Year Ended December 31,
	2021		2020		2019

	(in millions, except percentages)
Revenue	$6,421.0	100.0%	$3,720.8	100.0%	$2,386.0	100.0%
Operating expenses:
Commissions and other related expense (1)	5,310.5	82.7	3,056.9	82.2	1,935.6	81.1
Sales and marketing (1)	510.4	7.9	407.9	11.0	382.8	16.0
Operations and support (1)	374.9	5.8	225.1	6.0	204.8	8.6
Research and development (1)	365.3	5.7	146.3	3.9	131.3	5.5
General and administrative (1)	288.5	4.5	106.7	2.9	92.4	3.9
Depreciation and amortization	64.4	1.0	51.2	1.4	40.9	1.7

Total operating expenses	6,914.0	107.7	3,994.1	107.3	2,787.8	116.8

Loss from operations	(493.0)	(7.7)	(273.3)	(7.3)	(401.8)	(16.8)
Investment income, net	0.1	0.0	2.0	0.1	12.9	0.5
Interest expense	(2.4)	(0.0)	(0.6)	(0.0)	—	—

Loss before income taxes and equity in loss	(495.3)	(7.7)	(271.9)	(7.3)	(388.9)	(16.3)
Benefit from income taxes	2.5	0.0	1.7	0.0	0.9	0.0
Equity in loss of unconsolidated entity	(1.3)	(0.0)	—	—	—	—

Net loss	$(494.1)	(7.7)%	$(270.2)	(7.3)%	$(388.0)	(16.3)%

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
Commissions and other related expense	$128.7	$5.7	$16.1
Sales and marketing	38.4	16.0	11.1
Operations and support	16.9	3.5	2.4
Research and development	92.7	1.4	2.8
General and administrative	109.6	16.6	5.0

Total stock-based compensation expense	$386.3	$43.2	$37.4

Stock-based compensation for the year ended December 31, 2021 includes the following amounts related to one-time acceleration
of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0

Total stock-based compensation expense	$148.5

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Revenue	$6,421.0	$3,720.8	$2,700.2	72.6%
Revenue increased by $2,700.2 million, or 72.6%, for 2021 compared to 2020. The increase was primarily driven by an increase in the number of agents that joined our platform during 2020 and 2021, a higher volume of transactions from both new and existing agents, continued geographic expansion both within our existing and new markets, as well as from a modest increase in Average Transaction Value. The Average Number of Principal Agents for 2021 was 11,058 compared to 8,686 for 2020. Total Transactions for 2021 grew to 225,272, an increase of 55.6% from 2020.

Operating Expenses
Commissions and other related expense

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Commissions and other related expense	$5,310.5	$3,056.9	$2,253.6	73.7%
Percentage of revenue	82.7%	82.2%
Commissions and other related expense increased by $2,253.6 million, or 73.7%, for 2021 compared to 2020. Included in Commissions and other related expense were non-cash expenses
related to stock-based compensation of $128.7 million for the year ended December 31, 2021 and $5.7 million for the year ended December 31, 2020. The increase in stock-based compensation expense in 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time
acceleration of stock-based compensation expense of $41.7 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Accordingly, stock-based compensation expense for the periods before and after the IPO are not comparable. Commissions and other related expense excluding such non-cash stock-based
compensation expense was $5,181.8 million, or 80.7% of revenue for 2021 and $3,051.2 million, or 82.0% for 2020. The increase in absolute dollars of commissions and other related expense, excluding the non-cash
stock-based compensation, was primarily driven by our higher revenue. The favorable 130 basis points decrease in commissions and other related expense, excluding the non-cash
stock-based compensation expense, expressed as a percentage of revenue in the year ended December 31, 2021, respectively, as compared to the year ended December 31, 2020 was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$510.4	$407.9	$102.5	25.1%
Percentage of revenue	7.9%	11.0%
Sales and marketing expense increased by $102.5 million, or 25.1%, for 2021 compared to 2020. Included in Sales and marketing expense were non-cash
expenses related to stock-based compensation of $38.4 million for the year ended December 31, 2021 and $16.0 million for the year ended December 31, 2020, respectively. The increase in stock-based compensation expense for 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration
of stock-based compensation expense of $1.8 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Accordingly, stock-based compensation expense for the periods before and after the IPO are not comparable. Sales and marketing expense excluding such non-cash stock-based
compensation expense was $472.0 million, or 7.4% of revenue for 2021 and $391.9 million, or 10.5% for 2020, respectively. The increase in sales and marketing expense, excluding the non-cash stock-based
compensation expense was partially due to an increase in employee and agent headcount and increased agent marketing and advertising. The decrease in sales and marketing expense excluding the non-cash stock-based
compensation expense, expressed as a percentage of revenue during the year ended December 31, 2021 as compared to the year ended December 31, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs of our sales and marketing efforts.

Operations and support

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Operations and support	$374.9	$225.1	$149.8	66.5%
Percentage of revenue	5.8%	6.0%
Operations and support expense increased by $149.8 million, or 66.5%, for 2021 compared to 2020. Included in Operations and support expense were non-cash
expenses related to stock-based compensation of $16.9 million for the year ended December 31, 2021 and $3.5 million for the year ended December 31, 2020, respectively. The increase in stock-based compensation expense for 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration
of stock-based compensation expense of $3.1 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Accordingly, stock-based compensation expense for the periods before and after the IPO are not comparable. Operations and support expense excluding such non-cash stock-based
compensation expense was $358.0 million, or 5.6% of revenue for 2021 and $221.6 million, or 6.0% for 2020, respectively. The increase in absolute dollars, excluding such non-cash stock-based
compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and costs associated with the various acquisitions completed during 2020 and 2021. The decrease in operations and support expense excluding the non-cash stock-based
compensation expense, expressed as a percentage of revenue during the year ended December 31, 2021, as compared to the year ended December 31, 2020, respectively, was primarily due to the economies of scale as we were able to grow revenue more quickly than the costs to support our agents on our platform.
Research and development

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Research and development	$365.3	$146.3	$219.0	149.7%
Percentage of revenue	5.7%	3.9%
Research and development expense increased by $219.0 million, or 149.7%, for 2021 compared 2020. Included in Research and development expense were non-cash expenses
related to stock-based compensation of $92.7 million for the year ended December 31, 2021 and $1.4 million for the year ended December 31, 2020, respectively. The increase in stock-based compensation expense for 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration
of stock-based compensation expense of $46.9 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Accordingly, stock-based compensation expense for the periods before and after the IPO are not comparable. Research and development expense excluding such non-cash stock-based
compensation expense was $272.6 million, or 4.2% of revenue for 2021 and $144.9 million, or 3.9% for 2020, respectively. The increase in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based
compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and additional software costs for our technology infrastructure and platform.

General and administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
General and administrative	$288.5	$106.7	$181.8	170.4%
Percentage of revenue	4.5%	2.9%
General and administrative expense increased by $181.8 million, or 170.4%, for 2021 compared 2020. During the year ended December 31, 2021, General and administrative expense includes a charge of $21.3 million in connection with the settlement of the Avi Dorfman and RentJolt, Inc. matter (the “Litigation Matter”). Also included in General and administrative expense were non-cash expenses
related to stock-based compensation of $109.6 million for 2021 and $16.6 million for 2020. The increase in stock-based compensation expense for 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration
of stock-based compensation expense of $55.0 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Accordingly, stock-based compensation expense for the periods before and after the IPO are not comparable. General and administrative expense excluding such non-cash stock-based
compensation expense and the Litigation Matter was $157.6 million, or 2.5% of revenue for 2021 and $90.1 million, or 2.4% of revenue for 2020. The increase in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based
compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and increased administrative expenses resulting from our public company requirements following our IPO.
Depreciation and amortization

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Depreciation and amortization	$64.4	$51.2	$13.2	25.8%
Percentage of revenue	1.0%	1.4%
Depreciation and amortization expense increased by $13.2 million, or 25.8%, for 2021 compared 2020.
The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the years ended December 31, 2021 and 2020. Depreciation and amortization expense as a percentage of revenue decreased in 2021 as compared to 2020, primarily due to capital expenditures growing at a slower rate relative to our revenue growth.
Investment income, net

	Year Ended December 31,
	2021	2020	$ Change		% Change

	(in millions, except percentages)
Investment income, net	$0.1	$2.0		$(1.9)	(95.0)%
During the year ended December 31, 2021, interest income was $0.1 million and during year ended December 31, 2020, interest income was $2.0 million. Investment income, net was not meaningful during the year ended December 31, 2021 as a result of lower average interest rates on our short-term interest-bearing investments.
Interest expense

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Interest expense	$(2.4)	$(0.6)	$(1.8)	300.0%
Interest expense increased by $1.8 million, or 300%, for 2021 compared 2020. The increase was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities and the amortization of the issuance costs of such facilities. The Concierge Facility did not exist until July 2020 and the Revolving Credit Facility did not exist in the year ago period.

Benefit from income taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(in millions, except percentages)
Benefit from income taxes	$2.5	$1.7	$0.8	47.1%
Benefit from income taxes increased by $0.8 million, or 47.1%, for 2021 compared to 2020. The increase resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions.
Equity in loss of unconsolidated entity

	Year Ended December 31,
	2021	2020	$ Change		% Change

	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(1.3)	$—		$(1.3)	100.0%
During the year ended December 31, 2021, equity in losses of unconsolidated entity was $1.3 million from our 49.9% ownership in OriginPoint, a joint venture we formed with Guaranteed Rate, Inc. in July 2021.
K
EY BUSINESS METRICS AND
NON-GAAP
FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and non-GAAP financial
measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
Total Transactions	225,272	144,784	87,158
Gross Transaction Value (in billions)	$254.2	$151.7	$97.5
Average Number of Principal Agents	11,058	8,686	6,787
Net loss (in millions)	$(494.1)	$(270.2)	$(388.0)
Net loss margin	(7.7)%	(7.3)%	(16.3)%
Adjusted EBITDA (1) (in millions)	$1.6	$(155.5)	$(324.6)
Adjusted EBITDA margin (1)	0.0%	(4.2)%	(13.6)%

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
Total Transactions have increased over time as we recruited new agents in existing markets, expanded into new markets, retained top-performing
agents and as existing agents increased their productivity on our platform.
Our Total Transactions for the year ended December 31, 2021 were 225,272, an increase of 55.6% from the year ended December 31, 2020. These increases were due to a combination of agent additions, enhanced productivity from the platform and a robust housing market. Robust housing demand was driven by a number of factors including: (i) favorable economic conditions supported by historically low mortgage rates, (ii) higher mobility rates as consumers reassess the requirements of their homes, have more flexibility on location, and accelerate the purchase of second homes and (iii) positive demographic trends as millennials are entering the housing market in larger numbers and household formations increase.

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
Our Gross Transaction Value for the year ended December 31, 2021 was $254.2 billion, an increase of 67.6% from the year ended December 31, 2020. We have experienced consistent and significant growth in the number of agents on our platform and the markets we serve, resulting in strong period-over-period growth rates in both Total Transactions and associated Gross Transaction Value.
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
Our Average Number of Principal Agents for the year ended December 31, 2021 was 11,058, representing an increase of 27.3% from the year ago period. For the year ended December 31, 2021, our Average Number of Principal Agents was 48.0% of our average number of total agents. Our principal agents generate revenue across a diverse set of real estate markets in the United States.
Non-GAAP Financial
Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is
a non-GAAP financial
measure that represents our Net loss adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods and (iii) a litigation charge in connection with the settlement of the Litigation Matter. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
We use Adjusted EBITDA and Adjusted EBITDA margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. We believe Adjusted EBITDA and Adjusted EBITDA margin are also helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, therefore you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including Net loss and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments reflected in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not presented in accordance with GAAP and the use of these terms varies from others in our industry.

The following table provides a reconciliation of Net loss to Adjusted EBITDA (in millions):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(494.1)	$(270.2)	$(388.0)
Adjusted to exclude the following:
Depreciation and amortization	64.4	51.2	40.9
Investment income, net	(0.1)	(2.0)	(12.9)
Interest expense	2.4	0.6	—
Stock-based compensation	386.3	43.2	37.4
Benefit from income taxes	(2.5)	(1.7)	(0.9)
Restructuring charges (1)	—	10.3	1.7
Acquisition-related expenses (2)	23.9	13.1	(2.8)
Litigation charge (3)	21.3	—	—

Adjusted EBITDA	$1.6	$(155.5)	$(324.6)

Net loss margin	(7.7)%	(7.3)%	(16.3)%

Adjusted EBITDA margin	0.0%	(4.2)%	(13.6)%

(1)	Includes lease termination and severance costs. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report for more information.
(2)
Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for more information.

(3)
Represents a charge of $21.3 million in connection with the settlement of the Litigation Matter. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information.

Adjusted EBITDA was income of $1.6 million compared to a loss of $(155.5) million during the years ended December 31, 2021 and 2020, respectively. The favorable increase in Adjusted EBITDA during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a significant increase in our revenue which was driven by our growth initiatives resulting in an increase in the number of agents that joined our platform during 2020 and 2021, including continued geographic expansion into new markets and a higher volume of transactions from both new and existing agents. Additionally, while expenses increased as compared to the year ended December 31, 2020, the rate of increase was less than the increase in our revenue which contributed to the favorable increases in Adjusted EBITDA.
The following tables provide supplemental information to the Reconciliation of Net loss to Adjusted EBITDA presented above. These tables identify how each of the Operating expenses related financial statement line items contained within the accompanying consolidated statements of operations elsewhere in this Annual Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Year Ended December 31, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$5,310.5	$510.4	$374.9	$365.3	$288.5
Adjusted to exclude the following:
Stock-based compensation	(128.7)	(38.4)	(16.9)	(92.7)	(109.6)
Acquisition-related expenses	—	—	(23.9)	—	—
Litigation charge	—	—	—	—	(21.3)

Non-GAAP Basis	$5,181.8	$472.0	$334.1	$272.6	$157.6

	Year Ended December 31, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,056.9	$407.9	$225.1	$146.3	$106.7
Adjusted to exclude the following:
Stock-based compensation	(5.7)	(16.0)	(3.5)	(1.4)	(16.6)
Restructuring charges	—	(5.8)	(2.9)	(0.7)	(0.9)
Acquisition-related expenses	—	—	(13.1)	—	—

Non-GAAP Basis	$3,051.2	$386.1	$205.6	$144.2	$89.2

	Year Ended December 31, 2019
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,935.6	$382.8	$204.8	$131.3	$92.4
Adjusted to exclude the following:
Stock-based compensation	(16.1)	(11.1)	(2.4)	(2.8)	(5.0)
Restructuring charges	—	(1.7)	—	—	—
Acquisition-related expenses	—	—	2.8	—	—

Non-GAAP Basis	$1,919.5	$370.0	$205.2	$128.5	$87.4

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of December 31, 2021, we had cash and cash equivalents of $618.3 million and an accumulated deficit of $1.6 billion.
During April 2021, we received aggregate proceeds of $438.7 million from our IPO, net of offering costs of approximately $11.0 million.
We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as we continue to invest in the expansion of our business, including adjacent services and other new revenue streams, research and development and sales and marketing activities. We believe our existing cash and cash equivalents, the Concierge Facility (which, as defined below, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our expansion into new geographic markets, continued investment in adjacent services and other new revenue streams, future acquisitions, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
In addition to the foregoing, based on our current assessment, we do not currently anticipate any material impact on our long-term liquidity due to the ongoing
COVID-19 pandemic.
However, we will continue to assess the effect of the pandemic on our business. The extent and duration of the ongoing
COVID-19 pandemic
over the longer term and the extent to which it will impact the global economy, U.S. residential market and our financial condition, results of operations, or cash flows remain uncertain and dependent on future developments that are highly uncertain and difficult to predict. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the duration and extent of the spread of the virus (including new variants), the timing, availability, and effectiveness of vaccines (including booster shots) and the vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic and the extent and effectiveness of containment actions taken, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. While the potential economic impact brought by the ongoing
COVID-19 pandemic
may be difficult to assess or predict, the ultimate impact of the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future. In addition, a recession or long-term market correction resulting from the ongoing
COVID-19 pandemic
could materially affect our business, financial condition and results of operations.

Concierge Facility
In July 2020, our subsidiary, Compass Concierge SPV I, LLC, or Concierge SPV, entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured by the assets of the Concierge SPV, which primarily consists of the purchased receivables and cash of the Compass Concierge Program. The Concierge Facility is also guaranteed by us. Prior to July 29, 2021, borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate, or LIBOR, plus the applicable margin of 3.00%, as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, we were required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of our utilization rate. On July 29, 2021, we amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. As of December 31, 2021 and 2020, there were $16.2 million and $8.4 million, respectively, in borrowings outstanding under the Concierge Facility. The interest rate on the Concierge Facility was 3.23% as of December 31, 2021.
We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as customary covenants related to the Concierge SPV, including affirmative covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we and our consolidated subsidiaries fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2021, we were in compliance with the covenants under the Concierge Facility.
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
We have the option to repay our borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit totaled approximately $30.3 million. The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to us and our restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that we maintain certain liquidity-based measures and total revenue requirements. As of December 31, 2021, we were in compliance with the covenants under the Revolving Credit Facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Net cash used in operating activities	$(28.6)	$(58.1)	$(377.0)
Net cash (used in) provided by investing activities	(192.5)	(13.4)	389.9
Net cash provided by financing activities	399.3	19.9	350.2

Net increase (decrease) in cash and cash equivalents	$178.2	$(51.6)	$363.1

Operating Activities
For 2021, net cash used in operating activities was $28.6 million. The outflow was primarily due to a $494.1 million net loss adjusted for $457.3 million of non-cash
charges and cash inflow due to changes in assets and liabilities of $8.2 million. The non-cash
charges are primarily related to $386.3 million of stock-based compensation expense, $64.4 million of depreciation and amortization expense and $8.9 million of bad debt expense. The changes in assets and liabilities resulted in a cash inflow primarily due to a $43.3 million increase in accrued expenses and other liabilities, a $9.4 million decrease in Compass Concierge receivables and a decrease of $8.5 million in accounts receivable due to timing of receipts. The cash inflow provided by operations was partially offset by an increase of $40.0 million in other currents assets and an increase of $11.8 million in other non-current
assets.
For 2020, net cash used in operating activities was $58.1 million. The outflow was primarily due to a $270.2 million loss from operations adjusted for $119.6 million of non-cash
charges and cash inflow due to changes in assets and liabilities of $92.5 million. The non-cash
charges are primarily related to $51.2 million of depreciation and amortization expense, $43.2 million of stock-based compensation expense and $16.0 million of bad debt expense. The changes in assets and liabilities resulted in a cash inflow primarily due to a net increase of $34.6 million operating lease liabilities as compared to operating lease assets, a $29.1 million increase in commissions payable as a result of increased revenue and the timing of commissions payments, a $20.5 million increase in accrued expenses and other liabilities, a $19.4 million decrease in Other current assets, and a $16.6 million decrease in Compass Concierge Receivables. The cash inflow provided by operations was partially offset by an increase of $16.3 million in accounts receivable due to growth in revenue and timing of receipts.
For 2019, net cash used in operating activities was $377.0 million. The outflow was primarily due to a $388.0 million loss from operations adjusted for $75.2 million of non-cash
charges and cash outflow due to changes in assets and liabilities of $64.2 million. The non-cash
charges are primarily related to $40.9 million of depreciation and amortization expense, $37.4 million of stock-based compensation expense, $9.9 million due to changes related to contingent consideration and $6.8 million of bad debt expense. The changes in assets and liabilities increased cash outflow primarily due to a $84.8 million increase in Compass Concierge Receivables due to the growth of the program which was launched in October 2018, an increase of $45.0 million in other current assets primarily related to increases in prepaid incentives for agents and an increase of $18.2 million in accounts receivable due to growth in revenue and timing of receipts. These increases in cash used in operations were partially offset by a $24.9 million increase in accrued expenses and other liabilities, primarily attributable to an increase of $21.5 million in accrued expense due to the timing of invoices and payments and accrued personnel and compensation costs due to increased employee headcount, a $21.8 million net increase due to increases in operating lease liabilities as compared to operating lease right-of-use
assets and a $21.6 million increase in commissions payable as a result of increased revenue and the timing of commissions payments.
Investing Activities
During 2021, net cash used by investing activities was $192.5 million consisting of $137.4 million in payments for acquisitions, net of cash acquired, $50.1 million in capital expenditures and $5.0 million for investment in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in OriginPoint, the joint venture we formed with Guaranteed Rate in 2021.
During 2020, net cash used by investing activities was $13.4 million consisting of $43.3 million in capital expenditures and $25.6 million in payments for acquisitions, net of cash acquired, partially offset by $55.5 million in proceeds from sales and maturities of marketable securities.
During 2019, net cash provided by investing activities was $389.9 million consisting of $572.9 million in proceeds from sales and maturities of marketable securities, partially offset by $70.7 million for purchases of marketable securities, $74.1 million in capital expenditures and $38.2 million in payments for acquisitions, net of cash acquired.

Financing Activities
During 2021, net cash provided by financing activities was $399.3 million, primarily consisting of $439.6 million in net proceeds from the issuance of common stock upon initial public offering, $26.9 million in proceeds from the exercise and early exercise of stock options and $7.8 million in proceeds from drawdowns on the Concierge Facility, partially offset by $62.4 million in taxes paid related to net share settlement of equity awards, $10.7 million in payments of contingent consideration related to acquisitions and $1.9 million in paid deferred debt issuance costs for credit facilities.
During 2020, net cash provided by financing activities was $19.9 million, primarily consisting of $15.9 million in proceeds from the exercise and early exercise of stock options and $11.4 million in proceeds from drawdowns on the Concierge Facility, partially offset by $3.2 million in payments of contingent consideration related to acquisitions, $3.0 million in repayments of drawdowns on the Concierge Facility and $1.3 million in paid deferred debt issuance costs for the Concierge Facility.
During 2019, net cash provided by financing activities was $350.2 million, primarily consisting of $343.3 million in net proceeds from the issuance of Series G convertible preferred stock and $7.6 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease obligations (1)	$655.3	$103.8	$206.5	$157.2	$187.8
Other acquisition related compensation	60.5	34.4	24.0	2.1	—
Estimated undiscounted contingent consideration payments	24.4	15.0	9.3	0.1	—
Purchase obligations	76.9	35.4	35.7	5.8	—

Total	$817.1	$188.6	$275.5	$165.2	$187.8

(1)	As of December, 2021, the Company has additional operating leases for real estate that have not yet commenced of $82.0 million payable through 2032, which have been excluded from above.
Our Concierge Facility, which matures in January 2023, unless earlier terminated or extended and can be repaid at any time. As of December 31, 2021, there were $16.2 million in borrowings outstanding under the Concierge Facility. We are required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility. In addition, interest on the used portion of the Concierge Facility is 3.0% plus an interest rate based on LIBOR multiplied by the Statutory Reserve Rate. The effective interest rate was 3.23% as of December 31, 2021. For additional information, see the section titled “Liquidity and Capital Resources— Concierge Facility.”
As of December 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility and outstanding letters of credit totaled approximately $30.3 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. During an event of default under the Revolving Credit Facility the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum and fees associated with letters of credit. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended. For additional information, see the section titled “—Liquidity and Capital Resources— Revolving Credit and Guaranty Agreement.”
We have irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2021, we were contingently liable for $54.5 million, under these letters of credit. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit are collateralized by our Revolving Credit Facility and cash and cash equivalents, respectively.
Off-Balance
Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $172.1 million and $46.1 million as of December 31, 2021 and 2020, respectively. We did not have any other off-balance
sheet arrangements as of or during the periods presented.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgements, estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
There are many uncertainties regarding the ongoing COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it has impacted and may continue to impact our operations and our customers for an indefinite period of time. The extent and duration of the ongoing COVID-19 pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and our financial condition, results of operations, or cash flows remain uncertain and depend on future developments that are highly uncertain and difficult to predict. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the duration and extent of the spread of the virus (including new variants), the timing, availability, and effectiveness of vaccines (including booster shots) and the vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic and the extent and effectiveness of containment actions taken, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on our business in particular. We will continue to assess impacts of the ongoing COVID-19 pandemic and will adjust our operations as necessary.
A thorough understanding of our critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above.
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for more information.
Revenue Recognition
We generate revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. We hold the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore controls those services that are necessary to legally transfer real estate between home sellers and buyers.
Although our agents are independent contractors, they cannot execute a real estate transaction without a brokerage license, which the Company possesses. We have the only contractual relationship for the sale or exchange of real estate with its clients. Accordingly, we are the principal in our transactions with home buyers and sellers. As principal, we recognize revenue in the gross amount of consideration to which we expect to receive in exchange for those services.
We concluded that our brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since we are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. We operate exclusively in the United States and generate substantially all of our revenue from commissions from home sellers and buyers. In addition to commission revenue, we generate revenue through adjacent services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2021, 2020 and 2019.
Our management evaluated and determined that no disaggregation of revenue is necessary or appropriate.
As we generally bill for our services at the time of revenue recognition, we do not have material deferred revenue or contract asset balances. In addition, we do not capitalize commissions paid to agents as incremental contract costs as there are no future benefits associated with the expenses.
Stock-Based Compensation
We measure compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. We recognize forfeitures as they occur.
For stock options, which we issue to employees and affiliated agents, we generally estimate the fair value using the Black- Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.

We also issue RSUs to employees and affiliated agents. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, we offer RSUs to affiliated agents through our Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable.
Our RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for our IPO. The fair value of these RSUs is measured based on the fair value of our common stock on the grant date and will begin to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition has been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of our registration statement.
Beginning in December 2020, we began issuing RSUs that vest upon the satisfaction of only a service-based vesting condition that is generally ranging from four to five years. The fair value of these RSUs is measured based on the fair value of our common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied. Any vested RSUs that require only a service-based vesting condition will convert to common stock following vesting and their prescribed delayed settlement periods.
For RSUs to be granted in connection with the 2021 Agent Equity Program, we determine the value of the stock-based compensation expense at the time the underlying commission is earned and begin to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to additional paid-in
capital at the end of the vesting period when the underlying RSUs are issued. For the year ended December 31, 2021, we recognized stock-based compensation expense and an associated liability of $84.8 million in connection with RSUs earned as a part of the 2021 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the consolidated balance sheet.
On a limited basis, we have issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of our stock on a public exchange. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors, and from June 2020 onward, the compensation committee of our board of directors, exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:

•	independent third-party valuations of our common stock;

•	the prices of the recent convertible preferred stock sales by us to investors in arm’s-length transactions;

•	the price of sales of our common stock and preferred stock in recent secondary sales by existing stockholders to investors;

•	our capital resources and financial condition;

•	the preferences held by our convertible preferred stock classes relative to those of our common stock;

•	the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions;

•	our historical operating and financial performance as well as our estimates of future financial performance;

•	valuations of comparable companies;

•	the hiring of key personnel;

•	the status of our agent recruitment, development, and sales efforts;

•	the relative lack of marketability of our common stock;

•	industry information such as market growth and volume and macro-economic events; and

•	additional objective and subjective factors relating to our business.

Prior to our IPO, in valuing our common stock, our board of directors, and from June 2020 onward, the compensation committee of our board of directors, determined the fair value of our common stock using an options- based allocation method that values the claim each security class has on the overall value of the enterprise, taking into account certain preferences and rights, in addition to giving consideration to recent secondary sales of our common stock. The aggregate equity value was determined based on the recent convertible preferred stock sales by us to investors. Additionally, beginning in late 2020 as the likelihood of an initial public offering became more imminent, the determination of the fair value of our common stock included estimates related to the valuation of our common stock in the scenario of an initial public offering, including assumptions related to the likelihood and timing of such an event.
Following our IPO, it is not necessary to determine the fair value of our Class A common stock, as our shares are traded in the public market.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2 to our consolidated financial statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2021 consisted of $618.3 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short- term nature of our cash and cash equivalents.
We are also subjected to interest rate exposure on LIBOR-based interest rates on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the adjusted LIBOR rate plus a margin of 1.85% or an alternate rate of interest upon the occurrence of certain changes in LIBOR. As of December 31, 2021, we had a total outstanding balance of $16.2 million under these debt facilities. Based on the amounts outstanding, a 100-basis point
increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
Foreign Currency Exchange Risk
As our operations in India have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Compass, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Commissions Revenue
As described in Note 2 to the consolidated financial statements, the Company generates revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. The Company holds the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and, therefore, controls those services that are necessary to legally transfer real estate between home sellers and buyers. Management concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e., purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generated revenue of $6,421 million for the year ended December 31, 2021, of which a significant portion was related to commissions from home sellers and buyers.
The principal considerations for our determination that performing procedures relating to revenue recognition - commissions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition. As disclosed by management, material weaknesses existed related to the Company’s control environment, which impacted this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the recognition of commissions revenue for a selection of revenue transactions by obtaining and inspecting customer contracts and related closing documentation, recalculating the commissions rate, and vouching to cash receipts as applicable.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2022
We have served as the Company’s auditor since 2014.

Compass, Inc.
Consolidated Balance Sheets
(In millions, except share and pe
r
 share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$618.3	$440.1
Accounts receivable, net of allowance of $7.1 and $8.1, respectively	48.5	54.8
Compass Concierge receivables, net of allowance of $17.3 and $17.2, respectively	32.9	49.5
Other current assets	94.9	54.9

Total current assets	794.6	599.3
Property and equipment, net	157.4	141.7
Operating lease right-of-use assets	484.7	426.6
Intangible assets, net	127.2	45.6
Goodwill	188.3	119.8
Other non-current assets	48.4	32.1

Total assets	$1,800.6	$1,365.1

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$34.6	$36.6
Commissions payable	63.9	62.0
Accrued expenses and other current liabilities	240.9	106.8
Current lease liabilities	81.5	68.1
Concierge credit facility	16.2	8.4

Total current liabilities	437.1	281.9
Non-current lease liabilities	483.0	435.9
Other non-current liabilities	32.9	23.5

Total liabilities	953.0	741.3

Commitments and contingencies (Note 1 1 )
Convertible preferred stock, $0.00001 par value, 0 and 246,430,170 shares authorized at December 31, 2021 and 2020, respectively; 0 and 237,047,550 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	1,486.7
Stockholders’ equity (deficit)
Common stock, $0.00001 par value, 13,850,000,000 and 700,754,910 shares authorized at December 31, 2021 and 2020, respectively; 409,267,751 and 125,221,900 shares issued at December 31, 2021 and 2020, respectively; 409,267,751 and 122,971,900 shares outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	2,438.8	238.0
Accumulated deficit	(1,595.0)	(1,100.9)

Total Compass, Inc. stockholders’ equity (deficit)	843.8	(862.9)
Non-controlling interest	3.8	—

Total stockholders’ equity (deficit)	847.6	(862.9)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,800.6	$1,365.1

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Operations
(
In millions, except share and per share data
)

	Year Ended December 31,
	2021	2020	2019
Revenue	$6,421.0	$3,720.8	$2,386.0
Operating expenses:
Commissions and other related expense	5,310.5	3,056.9	1,935.6
Sales and marketing	510.4	407.9	382.8
Operations and support	374.9	225.1	204.8
Research and development	365.3	146.3	131.3
General and administrative	288.5	106.7	92.4
Depreciation and amortization	64.4	51.2	40.9

Total operating expenses	6,914.0	3,994.1	2,787.8

Loss from operations	(493.0)	(273.3)	(401.8)
Investment income, net	0.1	2.0	12.9
Interest expense	(2.4)	(0.6)	—

Loss before income taxes and equity in loss	(495.3)	(271.9)	(388.9)
Benefit from income taxes	2.5	1.7	0.9
Equity in loss of unconsolidated entity	(1.3)	—	—

Net loss	$(494.1)	$(270.2)	$(388.0)

Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(2.46)	$(3.64)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	326,336,128	109,954,760	106,529,880

The accompanying footnotes are an integral part of these consolidated financial statements.

7
3

Compass, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(494.1)	$(270.2)	$(388.0)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	—	(0.1)	0.4

Comprehensive loss	$(494.1)	$(270.3)	$(387.6)
The accompanying footnotes are an integral part of these consolidated financial statements.

7
4

Compass, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	224,058,550	$1,182.4	104,177,280	$—	$98.3	$(0.3)	$(437.1)	$(339.1)	$—	$(339.1)
Net loss	—	—	—	—	—	—	(388.0)	(388.0)	—	(388.0)
Unrealized gain on investments	—	—	—	—	—	0.4	—	0.4	—	0.4
Issuance of Series G convertible preferred stock, net of issuance costs	22,306,800	343.3	—	—	—	—	—	—	—	—
Issuance of shares in connection with acquisitions	—	—	40,990	—	0.1	—	—	0.1	—	0.1
Exercise of stock options	—	—	5,075,790	—	7.6	—	—	7.6	—	7.6
Stock-based compensation	—	—	—	—	37.4	—	—	37.4	—	37.4

Balances at December 31, 2019	246,365,350	$1,525.7	109,294,060	$—	$143.4	$0.1	$(825.1)	$(681.6)	$—	$(681.6)

Cumulative change in accounting principle (ASU 2016-13)	—	$—	—	$—	$—	$—	$(5.6)	$(5.6)	$—	$(5.6)
Net loss	—	—	—	—	—	—	(270.2)	(270.2)	—	(270.2)
Unrealized loss on investments	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Issuance of Series G convertible preferred stock, net of issuance costs	64,820	1.0	—	—	—	—	—	—	—	—
Conversion of Series D convertible preferred stock	(9,382,620)	(40.0)	9,382,620	—	40.0	—	—	40.0	—	40.0
Issuance of shares in connection with acquisitions	—	—	401,310	—	1.2	—	—	1.2	—	1.2
Exercise of stock options	—	—	2,710,680	—	9.6	—	—	9.6	—	9.6
Early exercise of stock options	—	—	1,183,230	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	0.6	—	—	0.6	—	0.6
Stock-based compensation	—	—	—	—	43.2	—	—	43.2	—	43.2

Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$—	$(1,100.9)	$(862.9)	$—	$(862.9)

Net loss	—	$—	—	$—	$—	$—	$(494.1)	$(494.1)	$—	$(494.1)
Acquisition related non-controlling interest	—	—	—	—	—	—	—	—	3.8	3.8
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	—	67.6	—	67.6
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of issuance costs	—	—	26,296,438	—	438.7	—	—	438.7	—	438.7
Issuance of shares in connection with acquisitions	—	—	855,740	—	10.1	—	—	10.1	—	10.1
Issuance of common stock upon exercise of stock options	—	—	9,318,012	—	21.3	—	—	21.3	—	21.3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	10,871,486	—	(62.4)	—	—	(62.4)	—	(62.4)
Vesting of early exercised stock options	—	—	—	—	5.0	—	—	5.0	—	5.0
Stock-based compensation	—	—	—	—	301.4	—	—	301.4	—	301.4

Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$—	$(1,595.0)	$843.8	$3.8	$847.6

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(494.1)	$(270.2)	$(388.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64.4	51.2	40.9
Stock-based compensation	386.3	43.2	37.4
Equity in loss of unconsolidated entity	1.3	—	—
Change in acquisition related contingent consideration	(4.7)	8.9	(9.9)
Bad debt expense	8.9	16.0	6.8
Amortization of debt issuance costs	1.1	0.3	—
Changes in operating assets and liabilities:
Accounts receivable	8.5	(16.3)	(18.2)
Compass Concierge receivables	9.4	16.6	(84.8)
Other current assets	(40.0)	19.4	(45.0)
Other non-current assets	(11.8)	(4.9)	6.3
Operating lease right-of-use assets and operating lease liabilities	2.4	34.6	21.8
Accounts payable	(3.3)	(6.5)	9.2
Commissions payable	(0.3)	29.1	21.6
Accrued expenses and other liabilities	43.3	20.5	24.9

Net cash used in operating activities	(28.6)	(58.1)	(377.0)

Investing Activities
Purchases of marketable securities	—	—	(70.7)
Proceeds from sales and maturities of marketable securities	—	55.5	572.9
Investment in unconsolidated entity	(5.0)	—	—
Capital expenditures	(50.1)	(43.3)	(74.1)
Payments for acquisitions, net of cash acquired	(137.4)	(25.6)	(38.2)

Net cash (used in) provided by investing activities	(192.5)	(13.4)	389.9

Financing Activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1.0	343.3
Proceeds from exercise and early exercise of stock options	26.9	15.9	7.6
Taxes paid related to net share settlement of equity awards	(62.4)	—	—
Proceeds from drawdowns on Concierge credit facility	39.5	11.4	—
Repayments of drawdowns on Concierge credit facility	(31.7)	(3.0)	—
Payments of contingent consideration related to acquisitions	(10.7)	(3.2)	(0.7)
Payments of debt issuance costs for credit facilities	(1.9)	(1.3)	—
Payment of deferred offering costs	—	(0.9)	—
Proceeds from issuance of common stock upon initial public offering, net of offering costs	439.6	—	—

Net cash provided by financing activities	399.3	19.9	350.2

Net increase (decrease) in cash and cash equivalents	178.2	(51.6)	363.1
Cash and cash equivalents at beginning of period	440.1	491.7	128.6

Cash and cash equivalents at end of period	$618.3	$440.1	$491.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$1.3	$0.2	$—
Supplemental non-cash information:
Issuance of common stock for acquisitions	$10.1	$1.2	$0.1

Conversion of convertible preferred stock in connection with initial public offering	$1,419.1	$—	$—

Conversion of Series D convertible preferred stock	$67.6	$40.0	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Notes to Consolidated Financial Statements

1.	Business
Description of the Business
Compass, Inc. (the “Company”) was incorporated in Delaware on
October 4, 2012
under the name Urban Compass, Inc. On January
8
,
2021
, the board of directors approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.
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
Stock Split
In March 2021, the Company’s board of directors and the stockholders of the Company approved a ten-for-one
forward stock split of the Company’s common stock and convertible preferred stock (collectively, the “Capital Stock”), which became effective on March 19, 2021. The authorized number of each class and series of Capital Stock was proportionally increased in accordance with the ten-for-one
stock split and the par value of each class of Capital Stock was adjusted from $0.0001 to $0.00001 as a result of this forward stock split. All common stock, convertible preferred stock, stock options, restricted stock units (“RSUs”) and per share information presented within these consolidated financial statements have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.
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

7
7

Compass, Inc.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all controlled subsidiaries. The consolidated statements of operations include the results of entities acquired from the date of each respective acquisition.
Consolidation
The Company consolidates an entity if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity method or at fair value with changes in fair value recognized in net income, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company measures all other investments at fair value with changes in fair value recognized in net income or in the case that an equity investment does not have readily determinable fair values, at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) fair value of contingent consideration arrangements in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating lease, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
There are many uncertainties regarding the ongoing coronavirus
(“COVID-19”)
pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and its customers for an indefinite period of time. The extent and duration of the ongoing
COVID-19
pandemic over the longer term and the extent to which it will impact the global economy, U.S. residential market and the Company’s financial condition, results of operations, or cash flows remain uncertain and depend on future developments that are highly uncertain and difficult to predict. Such developments include, but are not limited to, the emergence of new variants, severity and transmission rate of the virus, the duration and extent of the spread of the virus (including new variants), the timing, availability, and effectiveness of vaccines (including booster shots) and the vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic and the extent and effectiveness of containment actions taken, as well as the impact of these and other factors on residential real estate values, real estate transaction behavior in general, and on the Company’s business in particular. The Company will continue to assess the impacts of the ongoing
COVID-19
pandemic and will adjust its operations as necessary.
Segment
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has one operating and reportable segment. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to sellers and buyers based in the United States.
Net Loss Per Share Attributable to Common Stockholders
The Company follows
the two-class method
when computing net loss per common share when shares are issued that meet the definition of participating securities.
The two-class method
determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.
The two-class method
requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to conversion in connection with the IPO, the Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

7
8

Compass, Inc.
Notes to Consolidated Financial Statements

For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Foreign Currency
The Company established its first foreign subsidiary in India in 2020. The functional currency of the entity is U.S. dollars. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using
the period-end exchange
rate. Realized and unrealized gains and losses from foreign exchange were immaterial for the years ended December 31, 2021 and 2020.
Cash and Cash Equivalents
The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. Cash equivalents consist primarily of money market funds. The Company’s accounts, at times, may exceed federally insured limits.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated as the amount billed, net of an estimated allowance for credit losses (“ACL”). The Company’s ACL is adjusted periodically and is based on management’s consideration of the age and nature of the past due accounts as well as specific payment issues. Changes in the Company’s estimate to the ACL is recorded through bad debt expense and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table summarizes the activity of the ACL for Accounts receivable (in millions):

	December 31,
	2021	2020
Opening balance	$8.1	$2.7
Allowances	1.7	6.9
Net write-offs and other	(2.7)	(1.5)

Closing balance	$7.1	$8.1

8
1

Compass, Inc.
Notes to Consolidated Financial Statements

Prepaid Incentives
Other current assets and
Other non-current assets
in the consolidated balance sheets include prepaid incentives that represent cash payments made to certain agents as an incentive to associate their license with the Company. The prepaid incentives have a related service period requirement which provides for the repayment of such amounts if the agent disassociates from the Company prior to the completion of the specified service period. The value of these prepaid incentives are amortized within Sales and marketing expense in the consolidated statements of operations over the underlying service periods.
Property and Equipment, net
Property and equipment is reported at cost net of any accumulated depreciation and is depreciated using the straight-line method over the useful lives of the related assets. Expenditures for maintenance, repair and renewals of minor items are charged to expense as incurred. Major improvements are capitalized.
The Company capitalizes costs associated with developing software systems that are in the application development stage. Software development costs that are incurred in the preliminary project stage and post-implementation stage are expensed as incurred.

The useful lives of property and equipment are as follows:

Description	Useful Life
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office furniture and equipment	Five years
Computer software and internally-developed software	Three years
Computer equipment	Three years
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal and consulting fees, are expensed as incurred.
Intangible Assets
Intangible assets resulting from the acquisition of entities are accounted for using the acquisition method based on management’s estimate of the fair value of assets received. Intangible assets are finite lived and mainly consist of customer relationships, workforce and acquired technology and are amortized over their respective estimated useful lives. The useful lives were determined by estimating future cash flows generated by the acquired intangible assets. The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives within the Company’s operating expenses.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups (collectively “asset groups”) may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset groups’ carrying amount may not be recoverable. Recoverability of asset groups to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. If such asset groups were considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset.
No impairment losses for long-lived assets have been recognized in any of the periods presented.

Compass, Inc.
Notes to Consolidated Financial Statements

Goodwill
Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Goodwill is not subject to amortization but is subject to impairment testing on an annual basis, as of October 1, or whenever events and circumstances indicate that the carrying value of the reporting unit may be in excess of the reporting unit’s fair value. The Company has one reporting unit and tests goodwill for impairment at the reporting unit level. As part of the goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that
the fair value of the Company’s reporting unit is less than its carrying amount, a two-step impairment
test is required.
If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company has not
recorded any impairments related to goodwill as of December 31, 2021.

Leases
The Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company classifies leases as either financing or operating. The Company does not have any finance leases. Right-of-use (“ROU”)
assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term.
Present value of lease payments are discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate. Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for collateralized borrowings with a similar term, an amount equal to the lease payments and in a similar economic environment where the leased asset is located. The collateralized borrowings were based on the Company’s estimated credit rating corroborated with market credit metrics like debt level and interest coverage.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) lease incentives under the lease. Options to renew or terminate the lease are recognized as part of the Company’s ROU assets and lease liabilities when it is reasonably certain the options will be exercised. ROU assets are also assessed for impairments consistent with the Company’s long-lived asset policy.
The Company does not allocate consideration between lease
and non-lease components,
such as maintenance costs, as the Company has elected to not separate lease and non-lease components
for any leases within its existing classes of assets. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for real estate taxes, insurance, maintenance and utilities, which are generally based on the Company’s pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.
Operating leases are presented separately as operating
lease right-of-use assets
and operating lease liabilities, current
and non-current, in
the accompanying consolidated balance sheets.
Revenue Recognition
The Company generates revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. The Company holds the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore controls those services that are necessary to legally transfer real estate between home sellers and buyers.
Although the Company’s agents are independent contractors, they cannot execute a real estate transaction without a brokerage license, which the Company possesses. The Company has the only contractual relationship for the sale or exchange of real estate with its clients. Accordingly, the Company is the principal in its transactions with home buyers and sellers. As principal, the Company recognizes revenue in the gross amount of consideration to which the Company expects to receive in exchange for those services.

8
1

Compass, Inc.
Notes to Consolidated Financial Statements

The Company concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generates substantially all of its revenue from commissions from home sellers and buyers. In addition to commission revenue, the Company generates revenue through adjacent services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2021, 2020 and 2019.
Management evaluated and determined that no disaggregation of revenue is necessary or appropriate.
As the Company generally bills for its services at the time of revenue recognition, the Company does not have material deferred revenue or contract asset balances. In addition, the Company does not capitalize commissions paid to agents as incremental contract costs as there are no future benefits associated with the expenses.
Commissions and Other Related Expense
Commissions and other related expense primarily consist of commissions paid to the Company’s agents, who are independent contractors to the Company, upon the closing of a real estate transaction (i.e., purchase or sale of a home), as well as stock-based compensation expense related to the Company’s Agent Equity Program (see Note 2 — “Summary of Significant Accounting Policies — Stock-Based Compensation”) and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
The Company also charges resource fees to affiliated agents. These fees are either transaction based, where amounts are collected at the closing of a brokerage transaction, or in the form of periodic fixed fees over a defined period of time. Fees charged to affiliated agents are recognized as a reduction to Commissions and other related expense as the reimbursements do not constitute a form of revenue nor do they constitute a reimbursement for a specific, incremental, identifiable cost for the Company.
Sales and Marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for the Company’s regional offices, agent acquisition incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Advertising costs were $118.1 million, $101.1 million and $103.9 million for the years ended December 31, 2021, 202
0
and 2019, respectively.
Compensation costs includes salaries, taxes, benefits, bonuses and stock-based compensation.
Operations and Support
Operations and support expenses include compensation and other personnel related expenses for employees supporting agents, third-party consulting and professional services costs, fair value adjustments to contingent consideration for the Company’s acquisitions and other related expenses.
Research and Development
Research and development expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses and other related expenses.
General and Administrative
General and administrative expense primarily consists of compensation costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for the Company’s New York headquarters and other offices supporting administrative functions, professional services fees, insurance expenses and talent acquisition expenses.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation and amortization of the Company’s property and equipment, capitalized software and acquired intangible assets.

8
2

Compass, Inc.
Notes to Consolidated Financial Statements

Interest Expense
Interest expense consists primarily of expense related to the interest, commitment fees and amortization of debt issuance costs associated with the Company’s revolving credit facility and concierge credit facility. See Note 9 — “Debt.”
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred tax assets and liabilities are classified as non-current in
accordance with Accounting Standard Update
(“ASU”) No. 2015-17. Valuation
allowances are established against deferred tax assets if it is more likely than not that they will not be realized.
The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continuously reviews issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of its tax liabilities. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial condition and operating results. The provision for income taxes includes the effects of any reserves that management identifies.

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. The accounting standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions.
The carrying amount of the Company’s financial instruments including Cash and cash equivalents, Accounts receivable, Compass Concierge receivables, Accounts payable and Commissions payable approximate their respective fair values because of their short maturities. As of December 31, 2021 and 2020, the carrying amount of the Company’s debt facilities approximates fair value as the stated interest rate approximates market rates currently available to the Company.
See Note 5 — “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. The Company recognizes forfeitures as they occur.

8
3

Compass, Inc.
Notes to Consolidated Financial Statements

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
The Company’s RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will begin to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition has been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“
Business—Initial Public Offering.”
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued
ASU 2016-13,
 Financial Instruments — Credit Losses (Topic 326)
, which modifies the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2020 on a modified retrospective basis which
resulted in a $5.6 million increase in the Company’s overall allowance for credit losses related to the Company’s Compass Concierge receivables, with a corresponding increase to the Company’s accumulated deficit.
In August 2018, the FASB issued
ASU 2018-13,
 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
. The guidance eliminates, amends and adds certain disclosure requirements for fair value measurements. The new standard is effective for all public entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this standard as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
No. 2018-15,
 Intangibles — Goodwill and Other —

Internal-Use
 Software (Subtopic
 350-40):
 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)
. The guidance on the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software
(and hosting arrangements that include
an internal-use software
license). The new standard is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and early adoption is permitted. The Company adopted this standard prospectively as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

8
4

Compass, Inc.
Notes to Consolidated Financial Statements

In November 2019, the FASB issued ASU
No. 2019-08,
 Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer
. The ASU simplifies and increases comparability of accounting for nonemployee stock-based payments, specifically those made to customers. Under the new guidance, such awards will be accounted for as a reduction of the transaction price in revenue, but should be measured and classified following the stock compensation guidance in ASC 718,
 Compensation — Stock Compensation
. The new standard is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and can be applied retrospectively or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings upon adoption. The Company adopted this standard on a modified retrospective basis as of January 1, 2020, and the adoption did not have an impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The ASU is part of the FASB’s simplification initiative; and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740,
 Income Taxes
 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in
the tax basis of goodwill. The new standard will become effective for public companies with fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In March 2020, the FASB
issued ASU 2020-04,
 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU
2021-08,
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.
The guidance amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment is effective for public companies with fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Business Combinations and Asset Acquisitions
Assets acquired and liabilities assumed in business combinations are recognized at their acquisition date fair values. Determination of the fair values of assets and liabilities acquired requires estimates and the use of valuation techniques when market values are not readily available. The results of operations of businesses acquired by the Company have been included in the consolidated statements of operations since their respective dates of acquisition. Goodwill generated from all business combinations
completed was primarily attributable to expected synergies from future growth and potential monetization opportunities.
2021 Acquisitions
During the year ended December 31, 2021, the Company completed several business acquisitions including the acquisition of 100% of the ownership interests in KVS Title, LLC, a title insurance and escrow settlement services company, Glide Labs, Inc., a real estate technology company, Randall Family of Companies, a group of Southern Coastal New England residential real-estate brokerage entities, three
additional small real estate brokerages and three additional small title insurance and escrow settlement services companies. The purpose of these acquisitions was to expand the Company’s title and escrow offerings, to grow the Company’s transaction management tools included in its end-to-end
real estate platform, and to expand its existing brokerage business in key domestic markets.
8
5

Compass, Inc.
Notes to Consolidated Financial Statements

During 2021, the Company completed two
asset acquisitions of smaller residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these two acquisitions comprised
$13.2 million in cash, net of cash acquired
,
$5.8
million in the Company’s Class A common stock and up to
$3.4
million of additional cash that may be paid contingent on certain earnings-based targets being met. During the year ended December 31, 2021, the Company recorded net assets of
$23.9
million primarily comprised of customer relationships. Such amounts are also included in the tables below.
Total Consideration of Business Combinations and Asset Acquisitions
The following table summarizes the aggregate fair value of the components of the purchase consideration, as of the respective dates of each of the business combinations and asset acquisitions (in millions):

Cash paid at closing	$148.6
Class A common stock issued	5.8
Cash to be paid after closing	21.8
Contingent consideration	5.6
Non-controlling interest	3.8
$185.6
The following table summarizes the preliminary allocations of the purchase price for the business combinations and asset acquisitions (in millions):

Cash and cash equivalents	$11.2
Other current assets	4.1
Property and equipment	2.5
Goodwill (1)	68.5
Operating lease right-of-use assets	12.8
In t angible assets (2)
Acquired Technology	5.5
Customer relationships	90.7
Trademarks	11.3

Total assets	$206.6

Total liabilities	$(21.0)

Net assets	$185.6

(1)
Approximately $22.9 million of the goodwill is deductible for tax purposes. The amount of tax-deductible
goodwill may increase in the future to approximately $52.1

million dependent on the payment of certain holdbacks and acquisition related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its domestic deferred tax assets.

(2)	The identified intangible assets have a useful life of 2-9 years.
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
Pro forma revenue and earnings for 2021 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
2020 Acquisitions
Modus Technologies, Inc.
On October
 9, 2020, the Company completed the acquisition of 100% of the outstanding shares of Modus Technologies, Inc., a title and escrow company that provides an internally developed title and escrow technology platform to agents, home sellers and buyers. The purpose of the acquisition was to expand its title and escrow service offerings and technology capabilities.

8
6

Compass, Inc.
Notes to Consolidated Financial Statements

The consideration for the purchase of Modus Technologies, Inc. included a contingent consideration arrangement, payable over three years and based on the attainment of transaction-based targets as defined by the purchase agreement. The maximum amount of contingent consideration that could be earned was
$70.0 million, payable in a combination of $50.0 million in cash and $20.0 million in the Company’s Class A common stock. The Company recorded the contingent consideration liability at its fair value of $20.0 million
and will continue to adjust the contingent consideration liability at each reporting date to its then fair value, with any changes recorded through Operations and support in the accompanying consolidated statements of operations. See “Note 5 — Fair Value of Financial Assets and Liabilities” for further discussion of inputs used to determine the fair value of contingent consideration. A portion of this contingent consideration is subjected to forfeiture dependent on certain employees providing future service to the Company and will be accounted for as compensation expense over the required service periods. See “Other Acquisition Related Compensation” below. As of December 31, 2021, the remaining unpaid contingent consideration is $11.0 million and will be paid primarily in 2022 and 2023.
Other
During 2020, the Company completed several asset acquisitions. These transactions included the acquisition of smaller residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these acquisitions was paid entirely in cash.
The following table summarizes the aggregate fair value of the components of the purchase consideration, as of the respective dates of each of the acquisitions (in millions):

	Modus Technologies, Inc.	Other
Cash paid at closing	$27.7	$0.9
Cash to be paid after closing	2.0	—
Contingent consideration (payable in the form of cash and Class A common stock)	20.0	—

	$49.7	$0.9

The following table summarizes the allocations of the purchase price (in millions):

	Modus Technologies, Inc.	Other

Cash and cash equivalents	$3.0	$—
Other current assets	0.1	—
Property and equipment	0.5	—
Goodwill (1)	38.4	—
Operating lease right-of-use assets	4.1	—
Intangible assets (2) :
Acquired technology	6.3	—
Customer relationships	1.3	0.9
Trademarks	1.7	—

Total assets	$55.4	$0.9

Total liabilities	$(5.7)	$—

Net assets	$49.7	$0.9

(1)	The goodwill is non-tax deductible.
(2)	The identified intangible assets have a useful life of 3-6 years.
Pro forma revenue and earnings for 2020 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in aggregate.

8
7

Compass, Inc.
Notes to Consolidated Financial Statements

2019 Acquisitions
Contactually, Inc.
In February 2019, the Company completed the acquisition of 100% of the outstanding shares of Contactually, Inc. (“Contactually”), a technology company that provides an internally developed cloud-based Customer Relationship Management (“CRM”) platform tailored to the real estate industry. The Company acquired Contactually primarily for its CRM expertise and engineering employees to assist in the development of the Company’s own proprietary CRM software platform.
Other
During 2019, the Company completed the acquisition of several residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these acquisitions includes contingent consideration arrangements, payable over a period of up to 6 years and are based on the attainment of profitability targets as defined by the purchase agreements. The maximum amount that can be earned is $13.1 million, payable in cash. The Company recorded the contingent consideration at its fair value of $7.4 million and will continue to adjust the contingent consideration liabilities at each reporting date to its then fair value, with any changes recorded to Operations and support in the accompanying consolidated statements of operations.
The following table summarizes the aggregate fair value of the components of the purchase consideration, as of the respective dates of each of the acquisitions (in millions):

	Contactually, Inc.	Other
Cash paid at closing	$24.5	$14.6
Elimination of pre-existing relationships	1.6	—
Contingent consideration (payable in the form of cash)	—	7.4

	$26.1	$22.0

The following table summarizes the allocation of the purchase price (in millions):

	Contactually, Inc.	Other

Cash and cash equivalents	$1.0	$2.8
Other current assets	1.0	0.4
Property and equipment	—	6.7

Goodwill (1)	21.3	6.2
Operating lease right-of-use assets	1.8	33.7
Intangible assets (2) :
Acquired technology	5.7	—
Customer relationships	—	6.5
Trademarks	—	0.6
Other non-current assets	0.3	1.1

Total assets	$31.1	$58.0

Total liabilities	$(5.0)	$(36.0)

Net assets	$26.1	$22.0

(1)	The goodwill is non-tax deductible.
(2)	The identified intangible assets have a useful life of 2-9 years.
Pro forma revenue and earnings for 2019 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in aggregate.

8
8

Compass, Inc.
Notes to Consolidated Financial Statements

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $11.0 million of the obligations as of December 31, 2021 are fixed in value. As of December 31, 2021, the undiscounted maximum payment under these arrangements was $24.4 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Opening balance	$39.8	$16.4	$19.6
Acquisitions	5.6	20.0	7.4
Fair value (gains) losses included in net loss	(4.7)	8.9	(9.9)
Payments	(16.3)	(5.5)	(0.7)

Closing balance	$24.4	$39.8	$16.4

Other Acquisition Related Compensation
In connection with the Company’s acquisitions, a portion of the cash and equity
consideration amounts paid or to be paid to the selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. Accordingly, this consideration is accounted for as compensation for future services and the Company recognizes the expenses over the underlying retention periods. As of December 31, 2021, the Company expects to pay an additional $60.5 million in future cash consideration to sellers in connection with these arrangements. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $28.6 million,
$
4.2 million and $7.1 million in compensation expense within Operations and support in the accompanying consolidated statement
s
 of operations related to these arrangements.
Similarly, the Company granted 277,776, 221,390 and 21,080 shares of common stock to sellers in accordance with arrangements where receipt of the shares were contingent on certain employees and agents providing continued service to the Company in the years ended December 31, 2021, 2020 and 2019. Accordingly, these share-based payments will be accounted for as stock-based compensation expense over the underlying retention periods. For the years ended December 31, 2021 and 2019, the Company recognized $1.1 million and $0.6 million in stock-based compensation expense within Operations and support in the accompanying consolidated statement of operations related to these arrangements. There was no stock-based compensation expense related to these compensation arrangements recognized during the year ended December 31, 2020.

4. Joint Venture
In July 2021, the Company and Guaranteed Rate, Inc. (“Guaranteed Rate”) formed a joint venture, OriginPoint, LLC (“OriginPoint”), a new mortgage origination company. OriginPoint was formed for the purpose of conducting a mortgage origination and lending business and providing related services for the Company’s real estate brokerage clients, as well as the clients of any other brokerage in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing, in order to make loans available to a broad consumer audience. OriginPoint will originate, process, underwrite, close and/or fund mortgage loans for sale, transfer and assignment to investors and eligible wholesale lenders, including affiliates, or effect any other secondary market transactions related to such mortgage loans. OriginPoint began originating mortgages in December 2021.
OriginPoint is owned 49.9% by the Company, and 50.1% by Guaranteed Rate. The Company and Guaranteed Rate each contributed capital of $5.0 million when OriginPoint was formed in July 2021 and have not contributed any additional capital through December 31, 2021. The Company is accounting for OriginPoint as an equity method investment and will record its equity earnings or losses related to OriginPoint within Equity in loss of unconsolidated entity
in the statement of operations.
The Company’s investment in OriginPoint had a balance of $
3.7
 million at December 31, 2021 and is included within
Other
non-current
assets on the accompanying consolidated balance sheet. The Company recorded equity losses of $
1.3

million during the year ended December 31, 2021. No dividends were received by the Company during the year ended December 31, 2021.
OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collaterized by the underlying mortgages available for sale and are non-recourse to Compass.
5. Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of

$618.3 million and $440.1 million as of December 31, 2021 and 2020, respectively, are held in cash and money market funds which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The
Company’s
contingent consideration liabilities of $24.4 million and $39.8 million as of December 31, 2021 and 2020, respectively, are the Company’s only
Level
3 financial instruments.

8
9

Compass, Inc.
Notes to Consolidated Financial Statements

There were
 no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to contingent consideration for acquisitions. Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. As of December 31, 2021, the undiscounted maximum payment under these arrangements was $24.4 million which is expected to be paid over a period of up to 4 years. The primary method the Company used to estimate the fair value of the contingent consideration was a Monte Carlo simulation, which is based on significant inputs, such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The changes in the fair value of Level 3 financial liabilities are included within Operations and support in the accompanying consolidated statement
s
of operations (see Note 3 — “Business Combinations and Asset Acquisitions”).
The following tables present quantitative information regarding the significant unobservable inputs utilized by the Company to measure its Level 3 liabilities, consisting of different contingent consideration agreements, at fair value on a recurring basis:

	Year Ended December 31,
	2021	2020	2019
Discount rate	0.0% - 2.0%	0.0% - 2.0%	0.0% - 4.0%
Weighted average discount rate	0.5%	1.3%	3.3%
Earnings volatility	0.0% - 15.0%	0.0% - 18.0%	0.0% - 45.0%
Weighted average earnings volatility	3.3%	6.9%	12.0%
The following tables present the balances of contingent consideration as presented in the consolidated balance sheets (in millions):

	December 31,
	2021	2020
Accrued expenses and other current liabilities	$12.9	$19.1
Other non-current liabilities	11.5	20.7

Total contingent consideration	$24.4	$39.8

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	December 31,
	2021	2020
Leasehold improvements	$158.2	$144.1
Office furniture and equipment	31.9	29.0
Computer software and internally-developed software	28.1	23.8
Computer equipment	24.2	22.0

	242.4	218.9
Less: accumulated depreciation	(85.0)	(77.2)

Property and equipment, net	$157.4	$141.7

The Company recorded depreciation expense related to property and equipment of $38.5 million, $34.4 million and $24.3 million for the years ended December 31, 2021, 2020 and 2019, respectively which includes $6.0 million, $4.8 million and $4.0 million, respectively, related to capitalized internally–developed software.
The Company capitalized internally-developed software costs of $15.7 million and $5.2 million during the years ended December 31, 2021 and 2020, respectively.

Compass, Inc.
Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2019	$81.4
Acquisitions	38.4

Balance at December 31, 2020	$119.8
Acquisitions	68.5

Balance at December 31, 2021	$188.3

The following table
summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amorization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$150.4	$(42.9)	$107.5	4.3
Acquired technology	2-5 years	17.5	(9.0)	8.5	3.2
Trademarks	2-9 years	13.6	(2.7)	10.9	5.4
Indefinite-lived intangible assets :
Domain name		0.3	—	0.3	n/a

Total		$181.8	$(54.6)	$127.2

	December 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amorization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	3-9 years	$59.7	$(22.4)	$37.3	4.4
Workforce	2 years	9.7	(9.7)	—	—
Acquired technology	2-3 years	12.0	(5.7)	6.3	2.6
Trademarks	2-3 years	2.3	(0.6)	1.7	2.7
Indefinite-lived intangible assets :
Domain name		0.3	—	0.3	n/a

Total		$84.0	$(38.4)	$45.6

Amortization

expense was $
25.9
million, $
16.8
million and $
16.6
million, for the years ended December 31, 2021, 2020 and 2019, respectively.

9
1

Compass, Inc.
Notes to Consolidated Financial Statements

Estimated future amortization expense for finite-lived intangible assets as of December 31, 2021 is as follows (in millions):

2022	$32.7
2023	31.2
2024	26.8
2025	21.2
2026	9.8
Thereafter	5.2

Total	$126.9

8. Other Current Assets and Accrued Expenses and Other Current Liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2021	2020
Prepaid Agent Incentives	$52.7	$29.2
Other	42.2	25.7

Other current assets	$94.9	$54.9

Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2021	2020
Agent equity program	$84.8	$—
Accrued compensation	67.4	46.5
Accrued other acquisition related compensation, current	23.6	1.3
Contingent consideration, current	12.9	19.1
Other	52.2	39.9

Accrued expenses and other current liabilities	$240.9	$106.8

9. Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. Prior to July 29, 2021 borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate (“LIBOR”) plus a margin of 3.00% as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, the Company was required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of the Company’s utilization rate. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. The interest rate on the Concierge Facility was 3.23% as of December 31, 2021.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2021, the Company was in compliance with the covenants under the Concierge Facility.

9
2

Compass, Inc.
Notes to Consolidated Financial Statements

The Company incurred debt issuance costs of $0.5 million and
$
1.3

million during the year
s
ended December 31, 2021 and 2020, respectively, in connection with the Concierge Facility, which are included in Other current assets and Other non-current
assets, net of accumulated amortization, in the consolidated balance sheets. The unamortized debt issuance costs will be amortized within Interest expense in the consolidated statements of operations over the remaining term on a straight-line basis.
Revolving Credit Facility
In March
2021
, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with several lenders and issuing banks and Barclays Bank PLC, as administrative agent and as collateral agent. The Revolving Credit Facility provides for a $
350.0
 million revolving credit facility, which may be increased by the greater of $
250.0
 million and
18.5
% of the Company’s consolidated total assets, plus such additional amount so long as the Company’s total net leverage ratio does not exceed
4.50
:
1.00
on a pro forma basis as of the most recent test period, subject to the terms of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $
125.0
 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the Company’s assets and the Company’s subsidiary guarantors.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $30.3 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to
the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenant which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of December 31, 2021, the Company was in compliance with the covenants under the Revolving Credit Facility.

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
The Company incurred debt issuance costs of $1.4 million in connection with the Revolving Credit Facility, which are included in Other current assets and Other non-current
assets in the consolidated balance sheet. The unamortized debt issuance costs will be amortized within Interest expense in the consolidated statements of operations over the remaining term on a straight-line basis.

9
3

Compass, Inc.
Notes to Consolidated Financial Statements

10. Leases
The components of lease costs for operating leases for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$102.3	$93.1	$80.6
Short-term lease costs	7.2	5.7	16.6
Sublease income	(3.2)	(3.4)	(2.2)
Variable lease costs	29.0	26.4	25.7

Total	$135.3	$121.8	$120.7

The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized lease costs, net of sublease income, of $124.3 million, $110.2 million and $109.1 million, respectively, in Sales and marketing expenses
and

$11.0 million, $11.6 million and $11.6 million, respectively, in General and administrative expenses in the consolidated statement
s
of operations.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$106.3	$92.0	$53.3
Supplemental disclosure of non-cash leasing activities:
ROU assets obtained in exchange for new operating lease liabilities	137.1	66.3	193.5
The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	December 31,
	2021	2020
Weighted average remaining lease term (years)	6.7	7.3
Weighted average discount rate	4.2%	4.7%
Future undiscounted lease payments for the Company’s operating lease liabilities are as follows as of December 31, 2021 (in millions):

2022	$103.8
2023	108.2
2024	98.3
2025	84.4
2026	72.8
Thereafter	187.8

Total future lease payments	655.3
Less: imputed interest	90.8

Present value of lease liabilities	$564.5

As of December 31, 2021, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $82.0 million.

9
4

Compass, Inc.
Notes to Consolidated Financial Statements

11. Commitments and Contingencies
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
Avi Dorfman v. Robert Reffkin and Urban Compass, Inc.
In July 2014, Avi Dorfman (“Dorfman”) and RentJolt, Inc. (“RentJolt”) (collectively, “Plaintiffs”) filed suit against the Company and Robert Reffkin (“Defendants”), seeking compensation for certain services, trade secrets and other contributions allegedly provided in the formation of the Company. During the year ended December 31, 2021, the matter was settled and the Company recognized an expense of
$21.3
million within General and administrative expense in the accompanying consolidated statements of operations.
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

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2021 and 2020, the Company was contingently liable for $54.5 million and $50.7 million, respectively, under these letters of credit. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2020, all letters of credit were collateralized by the Company’s cash and cash equivalents.
Escrow and Trust Deposits
As a service to its home buyers and home seller clients, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $172.1 million and $46.1 million, respectively
,
as of December 31, 2021 and 2020. These deposits are not assets of the Company and therefore are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
12. Preferred Stock and Common Stock
Convertible Preferred Stock
In 2019, the Company issued 22,306,800 shares of Series G convertible preferred stock for proceeds of $343.3 million, net of $0.8 million issuance costs.

9
5

Compass, Inc.
Notes to Consolidated Financial Statements

In 2020, the Company amended its certificate of incorporation and changed the authorized shares of Series G convertible preferred stock to 22,371,620 and issued an additional 64,820 shares of Series G convertible preferred stock for proceeds of $1.0 million.
In 2020, 9,382,620 shares of Series D convertible preferred stock were converted into an equal number of shares of Class A common stock at the election of the holder resulting in the reclassification of $40.0 million in carrying value from Convertible preferred stock to Common stock and
Additional paid-in capital.
The Company’s convertible preferred stock authorized, issued and outstanding, the aggregate liquidation preferences, including dividends that would be due if and when declared by the board of directors we
re
 as follows as of December 31, 2020 (in millions, except share and per share amounts):

	December 31, 2020
Series of Convertible Preferred Stock	Year Issued	Shares Authorized	Shares Issued and Outstanding	Issuance Price/ Liquidation Price (Per Share)	Aggregate Liquidation Value	Carrying Value (Net of Issuance Costs)
Series A	2013	54,811,930	54,811,930	$1.0000	$54.8	$54.7
Series B	2014-2015	18,133,240	18,133,240	2.0766	37.7	37.5
Series C	2015-2016	13,580,260	13,580,260	4.0500	55.0	54.8
Series D	2016-2017	25,303,070	15,920,450	4.2632	67.9	67.6
Series E	2017-2018	78,543,890	78,543,890	6.7478	530.0	529.0
Series F	2018	33,686,160	33,686,160	11.8570	399.4	398.8
Series G	2019-2020	22,371,620	22,371,620	15.4269	345.1	344.3

		246,430,170	237,047,550		$1,489.9	$1,486.7

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
As of December 31, 2021, the Company had no convertible preferred stock outstanding.
Undesignated Preferred Stock

In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25,000,000. As of December 31, 2021, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s CEO to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15,244,490 shares of Class A common stock held by the Company’s founder and

CEO were automatically exchanged for an equivalent

number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s CEO from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will convert into Class A common stock.
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock and 100,000,000 shares of Class C common stock. Each class has par value of $0.00001.

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

9
6

Compass, Inc.
Notes to Consolidated Financial Statements

The followings tables reflect the authorized, issued and outstanding shares for each of the common share classes as of December 31, 2021 and 2020:

	December 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	391,912,514	391,912,514
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,355,237	17,355,237

Total	13,850,000,000	409,267,751	409,267,751

	December 31, 2020
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	530,136,050	118,549,390	116,299,390
Class B common stock	170,618,860	6,672,510	6,672,510

Total	700,754,910	125,221,900	122,971,900

The rights of common stock are as follows:
Voting
Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are not entitled to vote. Holders of Class C common stock are entitled to twenty votes per share.
Dividends
When and if declared by the Company’s board of directors, holders of Class A and Class B common stock are entitled in proportion to the number of shares of common stock that would be held by each such holder if all shares of convertible preferred stock were converted to common stock. No dividends have been declared since inception.
Liquidation
The liquidation rights of the holders of Class A and Class B common stock are subject to and qualified by the rights and preferences of the holders of convertible preferred stock.
Conversion
Each share of Class A common stock may be converted to one share of Class B common stock at the option of the holder. Each share of Class B common stock may be converted to one share of Class A common stock only upon the following events:

•	the Company’s sale of its common stock pursuant to an effective registration statement;

•	any transfer of such share to a holder of convertible preferred stock; and

•	the approval of such conversion by the board of directors; such conversion shall be deemed to have been made immediately prior to the closing date of the public offering.
Each share of Class C common stock is convertible at any time of the option of the holder into one share of Class A common stock. Each share of Class C common stock will automatically convert into a share of Class A common stock upon sale or transfer, except for certain permitted transfers.

9
7

Compass, Inc.
Notes to Consolidated Financial Statements

13. Stock-Based Compensation
2012 Stock Incentive Plan
In October 2012, the Company adopted the 2012 Stock Incentive
Plan
(as amended, the “2012 Plan”). Under the 2012 Plan, employees and non-employees can
be granted options on common stock, RSUs and other stock-based awards, including awards earned in connection with the Agent Equity Program. Generally, these awards are based on stock agreements with
 ten-year
contractional
terms for stock options and up to a
ten-year
contractual terms for RSUs, subject to board approval
.
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
of the total number of outstanding shares of common stock and shares of preferred stock of the Company’s outstanding (on an as converted to common stock basis) on the immediately preceding December 31 st
, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of December 31, 2021, there were
 26,196,697
shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. Effective January 1, 2022 the shares available for future grants were increased by an additional 20,457,795 shares as a result of the annual increase provision described above.
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
of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than
 150,000,000
shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2022 the shares available for issuance under the ESPP were increased by an additional

3,918,007
shares as a
result of the annual provision described
above. As
of the date of this filing, no shares have been
issued
under the ESPP.
Stock Options
Stock options vest over a prescribed service period generally lasting four years
. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common stock.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model with the exception of certain stock options that have market-based vesting conditions which are valued using a Monte Carlo simulation. The inputs used below are subjective and require significant judgement to determine.

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.3	7.0	5.9
Risk-free interest rate	0.9%	0.8%	2.3%
Expected volatility	49.3%	45.1%	45.0%
Dividend rate	—%	—%	—%
Fair value of common stock (range for the period)	$8.80 - $18.00	$6.65 - $23.44	$5.16 - $6.44
Weighted average grant date fair value of options granted	$8.68	$5.67	$2.62

9
8

Compass, Inc.
Notes to Consolidated Financial Statements

Each of these inputs is subjective and generally requires significant judgment.
Expected Term
 — The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to calculate the expected term due to insufficient historical experience, which assumes a ratable rate of exercise over the contractual term.
Risk-Free Interest Rate
 — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S.
Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.
Expected Volatility
 — As a result of the lack of historical and implied volatility data of the Company’s common stock prior to the IPO, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in its industry for a period equal to the expected life of the option. The Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
Dividend Rate
 — The expected dividend rate is zero as the Company has not declared or paid any cash dividends and does not anticipate to do so in the foreseeable future.
Fair Value of Common Stock
 — Prior to the IPO, the fair value of the shares of common stock underlying stock options and RSUs were historically determined by the board of directors as there was no public market for the common stock. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, the Company’s operating and financial performance, secondary transactions involving the Company’s common stock, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors.
A summary of stock option activity under the
20
12
Plan, including 1,061,250 stock options that were granted outside of the
20
12
Plan in 2019, is
presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	62,827,150	$4.55	7.8	$1,208.0
Granted	3,375,940	13.89
Exercised	(9,318,462)	2.89
Forfeited	(2,359,089)	6.87

Balance as of December 31, 2021	54,525,539	$5.30	7.1	$221.3

Excercisable and vested at December 31, 2021	34,618,347	$4.02	6.3	$176.6

During the years ended December 31, 2021, 2020 and 2019, the intrinsic value of options exercised was $124.1 million, $9.8 million and $19.1 million, respectively.
Stock-based compensation recognized during the years ended December 31, 2021, 2020 and 2019 associated with stock options was $46.5 million, $31.9 million and $35.4 million, respectively. As of December 31, 2021, unrecognized compensation costs totaled $113.1 million and are expected to be recognized over a weighted-average period of 3.3 years.
In June 2020
, the Company granted 1,620,540 stock options with service, performance and market-based vesting conditions to an executive employee. These conditions include stock price targets to be met after the listing of the Company’s stock on a public exchange.
For the year ended December 31, 2021, total compensation costs of $1.5 million related to these options was recognized.

As of December 31
, 2021
, total compensation costs of $3.5
million related to these options has not yet been recognized.
 The remaining
expense
is
expected to be satisfied over a period of 3.9 years.
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

9
9

Compass, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2021, 918,590 stock options were early exercised for total proceeds of $5.6 million. As of December 31, 2021, 1,068,300 shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current
liabilities in the consolidated balance sheet was $3.2 million and $3.0 million, respectively, as of December 31, 2021. Amounts recorded are transferred into Common stock and Additional paid-in
capital within the consolidated balance sheets as the shares vest.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	32,556,160	$6.75
Granted	41,969,138	13.30
Vested and converted to common stock	(15,779,232)	10.21
Forfeited	(4,228,136)	13.20

Balance as of December 31, 2021	54,517,930	$10.29

During the year ended December 31, 2021
,
the fair value of restricted stock units that vested and converted to common stock was $203.5 million
.

There were no units vested and converted to common stock during the years ended December 31, 2020 and 2019. During 2021, the Company net settled all RSUs through which it issued an aggregate of

10,871,486
shares of Class A common stock and withheld an aggregate of
4,907,746
shares of Class A common stock to satisfy $62.4 million of tax withholding obligations on behalf of the Company’s employees.
As of December 31, 2021,
all
unvested RSUs had total compensation costs of $479.4 million not yet recognized and is expected to be recognized over a weighted-average period of 3.2 years.
For the year ended December 31, 2021, the Company recognized stock-based compensation expense and an associated liability of $84.8 million in connection with RSUs earned as a part of the 2021 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the consolidated balance sheet. In February 2022, the Company issued 13,624,457 RSUs to affiliated agents in connection with the 2021 Agent Equity Program.
During the
years
ended December 31, 2021 and 2020, the Company granted 8,611,810 and 8,611,810 RSUs, respectively, to an executive employee. These awards
include service, performance and market-based vesting conditions. These conditions include stock price targets to be met after the listing of the Company’s stock on a public exchange.
For the year ended December 31, 2021, total compensation costs of $25.0 million related to these awards was recognized.

As of December 31, 2021,
total
compensation costs related to these RSUs of $75.2 million
has
not yet been recognized.
The remaining
expense
is expected to be
satisfied
over a period of 3.3 years. These awards were valued using a Monte Carlo simulation.
Other Stock-Based Awards
In July 2018, the Company issued 1,680,340 shares of Class A common stock with a grant date fair value of $2.66 per share to an executive employee. These shares are subject to a four-year vesting period in which the employee must continue to provide services to the Company. The fair value of these shares was measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense over the service period of the award. For the years ended December 31, 2021, 2020 and 2019, the Company recognized stock-based compensation expense of $1.2 million, $1.1 million and $1.1 million, respectively, related to this award.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $2.2 million, $8.0 million and $0.6 million, respectively, in compensation expense for stock-based awards outside the
20
12
Plan. For the year ended December 31, 2020, $8.0 million of these expenses related to compensation expenses incurred in connection with the sale of shares to investors by certain Company employees and non-employee service
providers in excess of the fair value of the shares sold. There were no expenses incurred in connection with the sale of shares to investors by certain Company employees and non-employee
service providers in excess of the fair value of shares for the years
ended December 31,

2021 and
2019.

Compass, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation
Expense
Total stock-based compensation expense included in the consolidated statement of operations is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Commissions and other related expense	$128.7	$5.7	$16.1
Sales and marketing	38.4	16.0	11.1
Operations and support	16.9	3.5	2.4
Research and development	92.7	1.4	2.8
General and administrative	109.6	16.6	5.0

Total stock-based compensation expense	$386.3	$43.2	$37.4

The increase in stock-based compensation expense in 2021 as compared to 2020 and 2019 was almost entirely the result of the required accounting treatment for RSUs which differed before and after the March 31, 2021 effective date of the Company’s IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. The Company recognized a one-time
acceleration of stock-based compensation expense of $148.5 million in connection with the IPO when this liquidity-event based vesting condition was satisfied on March 31, 2021 and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied.
Stock-based compensation expense for the year ended December 31, 2021 includes the following amounts related to a
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
14. Income Taxes
The Company’s loss before income taxes consisted of (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(496.5)	$(272.4)	$(388.9)
International	(0.1)	0.5	—

Total	$(496.6)	$(271.9)	$(388.9)

For the year ended December 31
, 2021, the loss before
 income
taxes of $496.6 million includes $1.3
million of losses from the Company’s equity investment in OriginPoint. The OriginPoint business operates in the United States.

10
1

Compass, Inc.
Notes to Consolidated Financial Statements

The components of the Company’s income tax benefit (provision) consisted of (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$0.8	$—
State	—	—	—
Foreign	(1.2)	(0.2)	—

Total current	(1.2)	0.6	—
Deferred:
Federal	2.1	0.3	1.0
State	0.4	0.6	(0.1)
Foreign	1.2	0.2	—
Total deferred	3.7	1.1	0.9

Total benefit from income taxes	$2.5	$1.7	$0.9

The Company had an income tax benefit for
the years ended December 31, 2021, 2020 and 2019,
resulting
from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions and current taxes in India that is
fully offset with future AMT tax credits.
The effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2021		2020	2019
Tax at federal statutory rate	21.0%		21.0%	21.0%
State taxes, net of federal effect	8.8%		4.0%	7.7%
Change in valuation allowance	(34.2	) %	(23.4)%	(28.6)%
Stock-based compensation	7.9%		0.0%	0.8%
Non-deductible executive compensation	(2.8)%		0.0%	0.0%
Non-deductible expenses	0.1%		(2.1)%	(0.6)%
Other	(0.3	) %	1.1%	(0.1)%

Benefit from income taxes	0.5%		0.6%	0.2%

The components of net deferred taxes arising from temporary differences were as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Nondeductible accruals	$15.0	$7.8
Stock-based compensation	66.7	20.0
Lease liabilities	157.9	144.6
Net operating loss carryforward	331.1	240.4
Allowance for credit losses	7.2	7.3
Accrued compensation	32.5	18.6
Other	3.4	1.4

Total deferred tax assets	613.8	440.1

Deferred tax liabilities:
Operating lease right-of-use assets	(132.8)	(119.9)
Intangible assets	(1.7)	(6.1)
Property and equipment	(29.5)	(26.4)

Total deferred tax liabilities	(164.0)	(152.4)

Less: valuation allowance	(4 48 .4)	(287.5)

Net deferred tax assets	$1.4	$0.2

10
2

Compass, Inc.
Notes to Consolidated Financial Statements

The Company is subject to income taxes in the United States and India. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards.
As of December 31, 2021 and 2020, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses, operating lease obligations, stock-based compensation and compensation and other expense related accruals. A full valuation allowance was maintained against its U.S. gross deferred tax asset balances as of December 31, 2021 and 2020. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. As of December 31, 2021 and 2020, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more-likely-than-not threshold
primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book
losses. As of December 31, 2021, the valuation allowance was in the amount of approximately
$448.4 million, an increase of $160.9 million from December 31,
2020, which includes the impact of acquisition activity.
As of December 31, 2021 and 2020, the Company had approximately $1.2 billion
and $882.5 million of gross federal net operating losses, respectively. Of those amounts, $151.7 million will begin to expire in 2032 and
$1 billion
have an unlimited carryforward with utilization limited at 80% of taxable income. Such amounts may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of various ownership change rules.
As of December 31, 2021 and 2020, the Company had approximately $1.2 billion
and $870.7 million of state net operating losses, respectively, that will begin to expire in 2029.
The Company had
 no uncertain tax positions as of

December 31, 2021, 2020 and 2019
. The Company does not anticipate a significant increase or decrease in the uncertain tax positions in the next twelve months after the reporting period. It is the Company’s policy to record interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No amounts of interest or penalties were recognized in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
The Company has obtained an income tax holiday in India
,
which expires in 2024. This incentive is conditional on meeting certain direct investment thresholds. If the Company fails to satisfy the conditions, the Company may be required to refund previously realized benefits. The Company does not expect these amounts to be material to the Company’s consolidated financial statements.
The number of years with open tax audits varies depending upon the tax jurisdiction. The Company is generally no longer subject to
U.S. federal
examination by the Internal Revenue Service (“IRS”) for years before 201
5
. The IRS and state taxing authorities can subject the Company to audit dating back to 2012 when the Company begins to utilize its net operating loss carryforwards.
15. Compass Concierge Receivables and Allowance for Credit Losses
In 2018, the Company launched the Compass Concierge Program for home sellers who have engaged Compass as their exclusive listing agent. The initial program is based on a services model (“Concierge Classic”) provided by Compass Concierge, LLC (“Compass Concierge”), which includes items such as consultation on suggested cosmetic updates or modifications to a specific property or guidance on securing licensed contractors or vendors to perform non-structural property
improvements. The Concierge Classic program provides for the payment of the up-front costs
of specified home improvement services provided by unrelated vendors.
In 2019, the Compass Concierge Program was expanded to include a loan program underwritten by an independent third-party lender (the “Lender”) through a commercial arrangement with Compass Concierge (“Concierge Capital”). Under the Concierge Capital program, the Lender originates and services unsecured consumer loans to home sellers following its independent underwriting process pursuant to program-level criteria provided by the Company. Pursuant to the Company’s agreement with the Lender, the consumer loans are unsecured, interest-free and have no associated fees except for late fees that the Lender may charge in its sole discretion. The Company has no right or obligation with respect to any individual consumer loan originated by the Lender. Under the agreement, the Company has repayment rights against the Lender in connection with a corporate loan.
Payment to Compass Concierge for these services under the Concierge Classic model or repayment of the loan funds under the Concierge Capital model is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated ACL in the accompanying consolidated balance sheet. For the years ended December 31, 2021 and 2020, the Company did not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.

10
3

Compass, Inc.
Notes to Consolidated Financial Statements

The Company manages its credit risk by establishing a comprehensive credit policy for the approval of new loans, while monitoring and reviewing the performance of its existing Concierge Receivables. Factors considered include but not limited to:

•	No negative liens or judgements on the property;

•	Seller’s available equity on the property;

•	Loan to listing price ratio;

•	FICO score (only for Concierge Capital program); and

•	Macroeconomic conditions.
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of December 31, 2021 and 2020, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 93%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments performed by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of COVID-19 and
related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables as of December 31, 2021 and 2020 (in millions):

	December 31,
	2021	2020
Opening balance	$17.2	$4.7
Adoption of ASU 2016-03	—	5.6
Allowances	7.2	9.1
Net write-offs and other	(7.1)	(2.2)

Closing balance	$17.3	$17.2

Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following tables present the aging analysis of Concierge Receivables as of December 31, 2021 and 2020 (in millions):

	31-90 days	Over 90 days	Total Past Due	Current	Total
December 31, 2021	$0.9	$8.3	$9.2	$41.0	$50.2

December 31, 2020	$5.5	$10.8	$16.3	$50.4	$66.7

16. Net Loss Per Share Attributable to Common Stockholders
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

10
4

Compass, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in millions, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(494.1)	$(270.2)	$(388.0)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	326,336,128	109,954,760	106,529,880

Net loss per share attributable to common stockholders, basic and diluted	$(1.51)	$(2.46)	$(3.64)

The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	—	238,954,050	248,271,850
Outstanding stock options	54,525,539	62,827,150	43,776,850
Outstanding RSUs	54,517,930	32,556,160	5,297,200
Unvested early exercised options	1,068,300	1,075,710	—
Unvested common stock	391,092	640,320	1,097,880

Total	110,502,861	336,053,390	298,443,780

1
7
. Restructuring Activities
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
the Company took a range of measures to address the uncertainties related to the
COVID-19
pandemic including, but not limited to, reducing the size of its workforce, terminating certain lease obligations and reducing certain discretionary expenses during the first half of 2020. As a result of these cost-saving measures, the Company reduced its workforce by approximately 15%. Although the demand in the Company’s services had recovered starting in the second half of 2020, the duration of the pandemic and any impacts on consumer behavior are unknown, and the amount of that demand which will persist after the reversal of the stay-at-home
orders is unknown. Additionally, the pandemic’s impacts on the overall economy and credit markets could significantly impact the Company’s estimates of fair value, which could affect the carrying amount of certain assets and liabilities. As of December 31, 2021, the impacts of the pandemic have not significantly impacted the carrying amount of the Company’s assets and liabilities.
The expenses resulting from these cost-saving measures were included in the consolidated statement of operations for the year ended December 31, 2020, as follows (in millions):

	December 31, 2020
	Severance	Lease Termination	Total
Sales and marketing	$1.5	$4.3	$5.8
Operations and support	2.9	—	2.9
Research and development	0.7	—	0.7
General and administrative	0.9	—	0.9

Total	$6.0	$4.3	$10.3

During the year ended December 31, 2019, the Company incurred $1.7 million in facility-related costs associated with the early termination of certain of the Company’s office leases in Sales and marketing in the accompanying consolidated statement of operations.
The Company did not recognize any restructuring expenses during the year ended December 31, 2021. As of December 31, 2021 and 2020, the Company did not have any material remaining liabilities related to restructuring costs.

10
5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our failure to design, maintain, and document sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training in internal control over financial reporting commensurate with public company requirements; formal accounting policies procedures, and controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; IT general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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
Remediation Plans
We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as improving the control environment around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through the year ended December 31, 2021:

•	hired a Vice President of Internal Audit to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;

•	developed detailed action plans to address control deficiencies identified across business processes and financial systems impacting our financial reporting; and

•	engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting.

The following are remedial actions that management is undertaking during 2022:

•	evaluate our internal control over financial reporting with respect to design, implementation, and operating effectiveness;

•	formalize our accounting policies, including training relevant personnel, related to, but not limited to, account reconciliations and manual journal entries; and

•
formalize IT procedures for key financial systems, including training relevant personnel, related to segregation of duties, user access, batch jobs, data backups, change management, and program development.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Inherent Limitation on the Effectiveness of Internal Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at investors.compass.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation
S-K.
In addition, we intend to promptly disclose on our website at www.compass.com (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1. Financial Statements
Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form
10-K.
2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts.

	Years Ended December 31, 2021, 2020 and 2019
	Balance at Beginning of Year	Charged to Costs and Expenses	Write- offs	Other		Balance at End of Year
	(in millions)
December 31, 2021
Accounts receivable allowance for credit loss	$8.1	$1.7	$(2.7)	$—		$7.1
Compass Concierge receivable allowance for credit loss	17.2	7.2	(7.1)	—		17.3
Valuation allowance for deferred tax assets	287.5	—	—	160.9	(b)	448.4
December 31, 2020
Accounts receivable allowance for credit loss	2.7	6.9	(1.5)	—		8.1
Compass Concierge receivable allowance for credit loss	4.7	9.1	(2.2)	5.6	(a)	17.2
Valuation allowance for deferred tax assets	223.1	—	—	64.4	(b)	287.5
December 31, 2019
Accounts receivable allowance for credit loss	2.2	2.1	(1.6)	—		2.7
Compass Concierge receivable allowance for credit loss	—	4.7	—	—		4.7
Valuation allowance for deferred tax assets	108.9	—	—	114.2	(b)	223.1
(a) The Company adopted
ASU 2016-13,
Financial Instruments — Credit Losses (Topic 326)
as of January 1, 2020 on a modified retrospective basis which resulted in a $5.6 million increase in the Company’s overall allowance for credit losses related to the Company’s Compass Concierge receivables, with a corresponding increase to the Company’s accumulated deficit.
(b) For the years ended December 31, 2021, 2020 and 2019, the increase in valuation allowance relates to U.S. deferred tax assets for which the Company continues to maintain that the realization of these assets has not achieved a more-likely-than-not threshold. This is primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses.

3. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10Q	001-40291	3.1	5/13/2021

3.2	Amended and Restated Bylaws of the Registrant	10Q	001-40291	3.2	5/13/2021

4.1	Description of Common Stock					X

4.2	Form of Registrant’s Class A common stock certificate	S-1/A	333-253744	4.1	3/23/2021

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253744	10.1	3/1/2021

10.2	2012 Stock Incentive Plan and forms of award agreements thereunder	S-1	333-253744	10.2	3/1/2021

10.3	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-253744	10.3	3/23/2021

10.4	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1/A	333-253744	10.4	3/23/2021

10.5	Non-Employee Director Compensation Policy	S-1	333-253744	10.5	3/1/2021

10.6	Letter Agreement between the Registrant and Robert Reffkin, dated as of March 12, 2020, as amended	S-1/A	333-253744	10.6	3/23/2021

10.7	Offer Letter between the Registrant and Kristen Ankerbrandt, dated as of March 13, 2021	S-1/A	333-253744	10.7	3/23/2021

10.8	Offer Letter between the Registrant and Greg Hart, dated as of March 12, 2021	S-1/A	333-253744	10.8	3/23/2021

10.9	Offer Letter between the Registrant and Joseph Sirosh, dated as of March 12, 2021	S-1/A	333-253744	10.9	3/23/2021

10.10	Offer Letter between the Registrant and Brad Serwin, dated as of March 12, 2021	S-1/A	333-253744	10.10	3/23/2021

10.11	Form of Change in Control and Severance Agreement between the Registrant and its named executive officers	S-1/A	333-253744	10.11	3/23/2021

10.12	Lease Agreement between Urban Compass, Inc. and 90 Fifth Avenue Owner LLC, dated July 23, 2014, and amendments thereto	S-1	333-253744	10.12	3/1/2021

10.13	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of July 29, 2021	10Q	001-40291	10.1	8/10/2021

10.14	Revolving Credit and Guaranty Agreement among the Registrant, Barclays Bank PLC, the Lenders, and Issuing Banks party thereto, dated as of March 4, 2021	S-1/A	333-253744	10.14	3/23/2021

10.15	Form of Exchange Agreement between the Registrant and Robert Reffkin	S-1	333-253744	10.14	3/1/2021

10.16	Form of Equity Exchange Right Agreement between the Registrant and Robert Reffkin	S-1	333-253744	10.15	3/1/2021

10.17	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement	10Q	001-40291	10.2	8/10/2021

10.18	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement	10Q	001-40291	10.3	8/10/2021

21.1	Subsidiaries of the Registrant	S-1/A	333-253744	21.1	3/23/2021

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in “Signatures”)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X

101	Interactive Data Files					X

104	Cover page interactive data file, submitted using inline XBRL (contained in Exhibit 101)					X

Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass, Inc
(Registrant)

February 28, 2022	By	/s/ Robert Reffkin
(Date)		Robert Reffkin
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, each person whose individual signature appears below hereby authorizes and appoints Robert Reffkin, Kristen Ankerbrandt, and Scott Wahlers and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert Reffkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2022
Robert Reffkin	(Principal Executive Officer)

/s/ Kristen Ankerbrandt	Chief Financial Officer	February 28, 2022
Kristen Ankerbrandt	(Principal Financial Officer)

/s/ Scott Wahlers	Chief Accounting Officer	February 28, 2022
Scott Wahlers	(Principal Accounting Officer)

/s/ Jeffrey Housenbold	Director	February 28, 2022
Jeffrey Housenbold

/s/ Frank Martell	Director	February 28, 2022
Frank Martell

/s/ Eileen Murray	Director	February 28, 2022
Eileen Murray

/s/ Charles Phillips	Director	February 28, 2022
Charles Phillips

/s/ Steven Sordello	Director	February 28, 2022
Steven Sordello

/s/ Pamela Thomas-Graham	Director	February 28, 2022
Pamela Thomas-Graham

111