Form 10-Q
period 2022-03-31
Compass, Inc.
filed 2022-05-13
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-40291
___________________________
COMPASS, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________________

Delaware	30-0751604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Fifth Avenue, 3rd Floor New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)
(212) 913-9058
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.00001 par value per share	COMP	The New York Stock Exchange
___________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2022, there were 428,848,909 shares of the registrant’s common stock outstanding.

Compass, Inc.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to “Compass,” “Company,” “our,” “us,” and “we” and similar references refer to Compass, Inc. and its consolidated subsidiaries.
WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we may announce material business and financial information to our investors using our investor relations page on our website (www.compass.com), filings we make with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
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
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, rate of growth, operating expenses including changes in sales and marketing, research and development, and general and administrative expenses (including any components of the foregoing), and our ability to achieve or sustain profitability in the future;
•any changes in macroeconomic conditions in U.S. (including inflation), as well as worldwide, and in U.S. residential real estate, title insurance, escrow services and residential mortgage origination services market conditions (including changes in prevailing interest rates or monetary policies);
•any future impact of the ongoing COVID-19 pandemic;
•our business plan and our ability to effectively manage our expenses or grow our revenue;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to drive ongoing usage of our platform by agents;
•our market opportunity;
•our ability to expand into new domestic and international markets;

•our ability to successfully develop and market our adjacent services, including with respect to any joint ventures or acquisitions;
•our ability to grow revenue from adjacent services at our anticipated rate;
•our expectations regarding anticipated benefits from our mortgage business and our mortgage joint venture with Guaranteed Rate;
•our ability to attract and retain agents and expand their businesses;
•beliefs and objectives for future operations;
•the timing and market acceptance of our products and services for our agents and their clients;
•the effects of seasonal and cyclical trends on our results of operations;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the U.S. and, if and as applicable, internationally; and
•economic and industry trends, growth forecasts, or trend analysis.
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022, which we refer to as our 2021 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, our 2021 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$475.9	$618.3
Accounts receivable, net of allowance of $7.2 and $7.1, respectively	66.4	48.5
Compass Concierge receivables, net of allowance of $16.1 and $17.3, respectively	47.0	32.9
Other current assets	104.6	94.9
Total current assets	693.9	794.6
Property and equipment, net	173.0	157.4
Operating lease right-of-use assets	498.0	484.7
Intangible assets, net	119.5	127.2
Goodwill	189.4	188.3
Other non-current assets	52.7	48.4
Total assets	$1,726.5	$1,800.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$36.7	$34.6
Commissions payable	79.1	63.9
Accrued expenses and other current liabilities	171.3	240.9
Current lease liabilities	97.8	81.5
Concierge credit facility	18.3	16.2
Total current liabilities	403.2	437.1
Non-current lease liabilities	497.6	483.0
Other non-current liabilities	20.2	32.9
Total liabilities	921.0	953.0
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at March 31, 2022 and December 31, 2021; 426,965,766 shares issued and outstanding at March 31, 2022; 409,267,751 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	2,585.0	2,438.8
Accumulated deficit	(1,783.0)	(1,595.0)
Total Compass, Inc. stockholders’ equity	802.0	843.8
Non-controlling interest	3.5	3.8
Total stockholders' equity	805.5	847.6
Total liabilities and stockholders’ equity	$1,726.5	$1,800.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,397.0	$1,113.9
Operating expenses:
Commissions and other related expense	1,146.4	942.2
Sales and marketing	145.0	111.3
Operations and support	108.9	70.0
Research and development	108.2	96.6
General and administrative	55.3	92.9
Depreciation and amortization	18.7	13.5
Total operating expenses	1,582.5	1,326.5
Loss from operations	(185.5)	(212.6)
Investment income, net	0.1	—
Interest expense	(0.7)	(0.5)
Loss before income taxes and equity in loss of unconsolidated entity	(186.1)	(213.1)
Income tax (expense) benefit	(0.1)	0.7
Equity in loss of unconsolidated entity	(2.1)	—
Net loss	(188.3)	(212.4)
Net loss attributable to non-controlling interests	0.3	—
Net loss attributable to Compass, Inc.	$(188.0)	$(212.4)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.45)	$(1.67)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	415,384,878	126,917,284
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the three months ended March 31, 2022:
Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	—	—	(188.0)	(188.0)	(0.3)	(188.3)
Issuance of common stock upon exercise of stock options	—	—	2,594,589	—	5.5	—	5.5	—	5.5
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	1,494,530	—	(7.4)	—	(7.4)	—	(7.4)
Vesting of early exercised stock options	—	—	—	—	1.1	—	1.1	—	1.1
Issuance of common stock in connection with the 2021 Agent Equity Program	—	—	13,608,896	—	100.0	—	100.0	—	100.0
Stock-based compensation	—	—	—	—	47.0	—	47.0	—	47.0
Balances at March 31, 2022	—	$—	426,965,766	$—	$2,585.0	$(1,783.0)	$802.0	$3.5	$805.5
For the three months ended March 31, 2021:
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	(212.4)	(212.4)	—	(212.4)
Issuance of shares in connection with acquisitions	—	—	249,230	—	4.3	—	4.3	—	4.3
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	67.6	—	67.6
Issuance of common stock upon exercise of stock options	—	—	4,710,490	—	9.9	—	9.9	—	9.9
Vesting of early exercised stock options	—	—	—	—	1.2	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	165.0	—	165.0	—	165.0
Balances at March 31, 2021	221,127,100	$1,419.1	143,852,070	$—	$486.0	$(1,313.3)	$(827.3)	$—	$(827.3)
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(188.3)	$(212.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18.7	13.5
Stock-based compensation	63.8	167.5
Equity in loss of unconsolidated entity	2.1	—
Change in acquisition related contingent consideration	0.4	(3.2)
Bad debt expense	1.5	3.0
Amortization of debt issuance costs	0.3	0.3
Changes in operating assets and liabilities:
Accounts receivable	(18.6)	(2.0)
Compass Concierge receivables	(14.8)	(0.7)
Other current assets	(9.9)	(10.7)
Other non-current assets	(1.5)	(7.4)
Operating lease right-of-use assets and operating lease liabilities	11.6	1.1
Accounts payable	3.3	(3.9)
Commissions payable	15.2	(7.9)
Accrued expenses and other liabilities	5.2	15.5
Net cash used in operating activities	(111.0)	(47.3)
Investing Activities
Investment in unconsolidated entity	(5.0)	—
Capital expenditures	(20.8)	(10.0)
Payments for acquisitions, net of cash acquired	(3.8)	(59.2)
Net cash used in investing activities	(29.6)	(69.2)
Financing Activities
Proceeds from exercise and early exercise of stock options	5.5	14.4
Taxes paid related to net share settlement of equity awards	(7.4)	—
Proceeds from drawdowns on Concierge credit facility	9.2	6.3
Repayments of drawdowns on Concierge credit facility	(7.1)	(4.5)
Payments of contingent consideration related to acquisitions	(2.0)	(6.3)
Payments of debt issuance costs for credit facilities	—	(1.4)
Payments of deferred offering costs	—	(2.5)
Net cash (used in) provided by financing activities	(1.8)	6.0
Net decrease in cash and cash equivalents	(142.4)	(110.5)
Cash and cash equivalents at beginning of period	618.3	440.1
Cash and cash equivalents at end of period	$475.9	$329.6
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.4	$0.1
Supplemental non-cash information:
Issuance of common stock for acquisitions	$—	$4.3
Conversion of Series D convertible preferred stock	$—	$67.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Business and Basis of Presentation
Description of the Business
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.
The Company provides an end-to-end platform that empowers its residential real estate agents to deliver exceptional service to seller and buyer clients. The Company’s platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service and other critical functionality, all custom-built for the real estate industry, which enables the Company’s core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.
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
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all controlled subsidiaries. The condensed consolidated statements of operations include the results of entities acquired from the date of each respective acquisition. Interests held by third parties in consolidated subsidiaries are presented as non-controlling interests, which represents the non-controlling stockholders’ interests in the underlying net assets of the Company’s consolidated subsidiaries. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity method. The Company applies the equity method of accounting when it has the ability to exercise significant influence over the operating and financial policies of an investee. The Company measures all other investments at fair value with changes in fair value recognized in net income or in the case that an equity investment does not have readily determinable fair values, at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the interim periods presented.
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2021, included in the 2021 Form 10-K.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) fair value of contingent consideration arrangements in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
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
For stock options, which the Company issues to employees, affiliated agents and board members, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.
The Company also issues RSUs to employees, affiliated agents, service providers and board members. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company offers RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable.
The Company’s RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs granted since 2020 associated with the Agent Equity Program, which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will begin to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition has been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business and Basis of Presentation—Initial Public Offering.”
Beginning in December 2020, the Company began issuing RSUs that vest upon the satisfaction of only a service-based vesting condition that generally ranges from four to five years. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied. Any vested RSUs that require only a service-based vesting condition will convert to common stock following vesting and their prescribed delayed settlement periods.
For RSUs to be granted in connection with the Agent Equity Program, the Company determines the value of the stock-based compensation expense at the time the underlying commission is earned and begins to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs are issued.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company’s stock on a public exchange. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance became effective starting March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is currently being evaluated and is not expected to have a material impact on the Company’s consolidated financial statements.
3.    Acquisitions
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $9.0 million of the obligations as of March 31, 2022 are fixed in value. As of March 31, 2022, the undiscounted maximum payment under these arrangements was $23.8 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Opening balance	$24.4	$39.8
Acquisitions	—	2.0
Payments and issuances	(2.0)	(10.6)
Fair value losses (gains) included in net loss	0.4	(3.2)
Closing balance	$22.8	$28.0
Other Acquisition Related Compensation
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of March 31, 2022, the Company expects to pay up to an additional $46.5 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended March 31, 2022 and 2021, the Company recognized $7.7 million and $4.2 million, respectively, in compensation expense within Operations and support in the accompanying condensed consolidated statements of operations related to these arrangements.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $475.9 million and $618.3 million as of March 31, 2022 and December 31, 2021, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $22.8 million and $24.4 million as of March 31, 2022 and December 31, 2021, respectively, are the Company’s only Level 3 financial instruments.

See Note 3 – “Acquisitions” for changes in contingent consideration for the three months ended March 31, 2022 and 2021. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities	$17.4	$12.9
Other non-current liabilities	5.4	11.5
Total contingent consideration	$22.8	$24.4
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash to the sellers of certain acquired entities in the event that certain targets and milestones are met. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation, which is based on significant inputs, primarily forecasted future results of the acquired businesses, not observable in the market, discount rates and earnings volatility measures. The changes in the fair value of Level 3 financial liabilities are included within Operations and support in the accompanying condensed consolidated statements of operations (see Note 3 – “Acquisitions”).
The following table presents quantitative information regarding the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities, consisting of different contingent consideration agreements, measured at fair value on a recurring basis:

	March 31, 2022	December 31, 2021
Discount rate	0.0% - 2.0%	0.0% - 2.0%
Weighted average discount rate	0.6%	0.5%
Earnings volatility	0% - 15%	0% - 15%
Weighted average earnings volatility	3.5%	3.3%
5.    Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. Prior to July 29, 2021, borrowings under the Concierge Facility accrued interest at rates equal to the adjusted London interbank offered rate (“LIBOR”) plus a margin of 3.00% as adjusted, or an alternate rate of interest upon the occurrence of certain changes in LIBOR. Additionally, prior to July 29, 2021, the Company was required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility irrespective of the Company’s utilization rate. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), extending the revolving period for another twelve months, lowering the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lowering the annual commitment fee to 0.35% if the Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). Pursuant to the A&R Concierge Facility, the principal amount, if any, is payable in full in January 2023, unless earlier terminated or extended. The interest rate on the Concierge Facility was 2.99% as of March 31, 2022.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of March 31, 2022, the Company was in compliance with the covenants under the Concierge Facility.
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with several lenders and issuing banks and Barclays Bank PLC, as administrative agent and as collateral agent. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, which may be increased by the greater of $250.0 million and 18.5% of the Company’s consolidated total assets, plus such additional amount so long as the Company’s total net leverage ratio does not exceed 4.50:1.00 on a pro forma basis as of the most recent test period, subject to the terms of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit, which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the Company’s assets and the Company’s subsidiary guarantors.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $31.0 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of March 31, 2022, the Company was in compliance with the covenants under the Revolving Credit Facility.
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
6.    Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the Company’s business, taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal costs related to the defense of loss contingencies are expensed as incurred.

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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2022 and December 31, 2021, the Company was contingently liable for $54.3 million and $54.5 million, respectively, under these letters of credit. As of March 31, 2022, $31.0 million and $23.3 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.
Escrow and Trust Deposits
As a service to its home buyers and home sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $271.3 million and $172.1 million as of March 31, 2022 and December 31, 2021, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25,000,000 shares of undesignated preferred stock with a $0.00001 par value per share. As of March 31, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s Chief Executive Officer to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15,244,490 shares of Class A common stock held by the Company’s Chief Executive Officer were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s Chief Executive

Officer from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will convert into Class A common stock.
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500,000,000 shares of Class A common stock, 1,250,000,000 shares of Class B common stock and 100,000,000 shares of Class C common stock. As of March 31, 2022 and December 31, 2021, the Company has three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	409,294,907	409,294,907
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,670,859	17,670,859
Total	13,850,000,000	426,965,766	426,965,766

	December 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	391,912,514	391,912,514
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,355,237	17,355,237
Total	13,850,000,000	409,267,751	409,267,751
Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are not entitled to vote. Holders of Class C common stock are entitled to twenty votes per share.
Each share of Class C common stock is convertible at any time at the option of the holder into one share of Class A common stock. Each share of Class C common stock will automatically convert into a share of Class A common stock upon sale or transfer, except for certain permitted transfers.
On July 1, 2021, the board of directors of the Company approved the conversion of all outstanding shares of the Company’s Class B common stock into the same number of shares of the Company’s Class A common stock effective on that date.
8.    Stock-Based Compensation
2012 Stock Incentive Plan
In October 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan, employees and non-employees could be granted stock options, RSUs and other stock-based awards, including awards earned in connection with the Agent Equity Program. Generally, these awards were based on stock agreements with a maximum ten-year term for stock options and a maximum seven-year term for RSUs, subject to board approval.
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29,666,480 shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan.

In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2022, the shares available for future grants were increased by an additional 20,457,795 shares as a result of the annual increase provision described above. As of March 31, 2022, there were 24,183,825 shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”) which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150,000,000 shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The ESPP initially authorized the issuance of 7,416,620 shares of common stock and effective January 1, 2022, the authorized shares increased by 3,918,007 shares as a result of the annual provision described above.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. The Company’s first offering began in February 2022 and will continue for six months until the purchase date in August 2022. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. As of the date of this filing, no shares have been purchased under the ESPP.
The Company recognized $0.4 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2022. As of March 31, 2022, $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1,061,250 stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balances as of December 31, 2021	54,525,539	$5.30	7.1	$221.3
Granted	75,376	8.10
Exercised	(2,594,589)	2.10
Forfeited	(652,838)	7.05
Balances as of March 31, 2022	51,353,488	$5.45	6.9	$143.9
Exercisable and vested at March 31, 2022	33,974,772	$4.36	6.3	$123.8
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $7.86 and $9.09 as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the intrinsic value of options exercised was $15.9 million and $79.8 million, respectively.

As of March 31, 2022, included in the table above are 1,242,420 options with an exercise price of $6.44 that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions. The performance-based conditions provide that 25% of the options will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock (the "reference price"). An additional 25% of the options will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250% and 300% of the reference price.
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
As of March 31, 2022, 862,080 shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets was $2.2 million and $2.9 million, respectively, as of March 31, 2022. Amounts recorded are transferred into Common stock and Additional paid-in capital within the condensed consolidated balance sheets as the shares vest. During the three months ended March 31, 2022, no stock options were early exercised.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balances as of December 31, 2021	54,517,930	$10.29
Granted	25,945,789	7.57
Vested and converted to common stock (1)	(16,011,880)	8.07
Forfeited	(1,989,206)	13.00
Balances as of March 31, 2022	62,462,633	$9.64
(1)During the three months ended March 31, 2022, the Company net settled all RSUs through which it issued an aggregate of 15,103,426 shares of Class A common stock and withheld an aggregate of 908,454 shares of Class A common stock to satisfy $7.4 million million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above, 17,223,620 RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions remain outstanding as of March 31, 2022. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSU will vest subject to the achievement of a market price per share of $23.14 per share of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSU will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
Agent Equity Program
In connection with the 2021 Agent Equity Program, the Company recognized a total of $100.0 million in stock-based compensation expense of which $84.8 million was recognized during the year ended December 31, 2021 and $15.2 million was recognized during the three months ended March 31, 2022. In February 2022, the Company granted 13,608,896 RSUs which immediately vested and converted to Class A common stock in connection with the 2021 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $100.0 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted.

For the three months ended March 31, 2022, the Company recognized stock-based compensation expense and an associated liability of $1.3 million in connection with RSUs earned as a part of the 2022 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Commissions and other related expense	$17.0	$44.6
Sales and marketing	10.7	9.0
Operations and support	4.3	5.0
Research and development	16.9	49.5
General and administrative	14.9	59.4
Total stock-based compensation expense	$63.8	$167.5
As more fully described in Note 1 – “Business and Basis of Presentation”, the Company recognized $148.5 million in stock-based compensation expense in connection with the effectiveness of the Company’s IPO registration statement on March 31, 2021. Stock-based compensation expense for the three months ended March 31, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO (in millions):

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
As of March 31, 2022, unrecognized stock-based compensation expense totaled $598.4 million and is expected to be recognized over a weighted-average period of 3.0 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes

The Company recognized an expense from income taxes of $0.1 million for the three months ended March 31, 2022. This expense resulted from an increase in the valuation allowance related to an adjustment of the carryover tax basis in deferred tax liabilities from 2021 acquisitions. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized a benefit from income taxes of $0.7 million for the three months ended March 31, 2021.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company does not have any amount recorded related to uncertain tax positions as of the period ended March 31, 2022 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.

The U.S. is the Company’s only material tax jurisdiction. The Company is generally no longer subject to U.S. federal examination by the Internal Revenue Service (“IRS”) for years before 2015. The IRS and state taxing authorities can subject the Company to audit dating back to 2012 when the Company begins to utilize its net operating loss carryforwards.
10.    Net Loss Per Share Attributable to Compass, Inc.
The Company computes net loss per share under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock and Class C common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to Compass, Inc. will be the same for Class A common stock, Class B common stock and Class C common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Compass, Inc.	$(188.0)	$(212.4)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	415,384,878	126,917,284
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.45)	$(1.67)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	223,033,725
Outstanding stock options	51,353,488	59,603,390
Outstanding RSUs	62,462,633	50,272,925
Shares subject to the employee stock purchase plan	677,239	—
Unvested early exercised options	862,080	1,740,600
Unvested common stock	261,312	525,930
Total	115,616,752	335,176,570
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

Payment to the Company for these services under the Concierge Classic model or repayment of the loan funds under the Concierge Capital model is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
The Company manages its credit risk by establishing a comprehensive credit policy for the approval of new loans while monitoring and reviewing the performance of its existing Concierge Receivables. Factors considered include but not limited to:
•No negative liens or judgements on the property;
•Seller’s available equity on the property;
•Loan to listing price ratio;
•FICO score (only for Concierge Capital program); and
•Macroeconomic conditions.
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of March 31, 2022 and December 31, 2021, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 96%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for credit losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of COVID-19 and related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three months ended March 31, 2022 (in millions):

Three Months Ended March 31, 2022
Beginning of period	$17.3
Allowances	0.8
Net write-offs and other	(2.0)
End of period	$16.1
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of March 31, 2022 (in millions):

March 31, 2022
Current	$56.3
31-90 days past due	1.2
Over 90 days past due	5.6
Total	$63.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021 included in the 2021 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:
•Introduction. This section provides a general description of our company and its business, recent developments affecting our company and discussions of how seasonal factors may impact our results.
•Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.
•Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and Non-GAAP financial measures we use to evaluate our business and measure our performance, in addition to the measures presented in our condensed consolidated financial statements.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2022.
•Critical Accounting Estimates and Policies. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective and often complex judgments in making estimates and assumptions.
•Recent Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our company or may be adopted in the future.
INTRODUCTION
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.
Our Business and Business Model
We are a technology-enabled brokerage that provides an end-to-end platform of software, services, and support to empower our residential real estate agents to deliver exceptional service to seller and buyer clients. Real estate agents are themselves business owners, and Compass agents utilize the platform to grow their respective businesses, save time and manage their business more effectively. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionality, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.

Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors who affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid by clients at the time that a home is transacted, which agents use to assist home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, such as title, escrow and mortgage. While adjacent services comprise a small portion of our revenue to date, we are well-positioned to capture meaningful revenue from adjacent services as we continue to expand and diversify our offerings within the real estate ecosystem.
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
On March 31, 2021, in connection with the effectiveness of the IPO Registration Statement, we recognized $148.5 million in stock-based compensation expense for (i) certain restricted stock units ("RSUs") that contained both service-based and liquidity event-based vesting conditions as the liquidity event-based vesting condition was satisfied upon effectiveness of the IPO Registration Statement and (ii) certain stock options and RSU awards with service, performance and market-based vesting conditions that include stock price targets to be met after the listing of our stock on a public exchange.
Operational Highlights for the three months ended March 31, 2022
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We also continue to invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 27,000 agents on our platform as of March 31, 2022. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended March 31, 2022, the Average Number of Principal Agents1 was 12,574, an increase of 2,762, or 28.1%, from the three months ended March 31, 2021. The principal agent additions came in both new and existing markets.
During the three months ended March 31, 2022, our agents closed 47,367 Total Transactions1, an increase of 17.6% when compared to the three months ended March 31, 2021. Our growth in Total Transactions was due to a combination of new agents joining the platform, enhanced productivity for existing agents already on the platform and a robust housing market.
Our Gross Transaction Value1 for the three months ended March 31, 2022 was $53.7 billion, an increase of 22.6% when compared to the three months ended March 31, 2021. This growth reflects strong transaction volume, higher productivity per principal agent and higher Average Transaction Values. Average Transaction Value is calculated by dividing Gross Transaction Value by Total Transactions.
We believe there remains a meaningful opportunity to grow our business by continuing to expand our geographic coverage. During the three months ended March 31, 2022, we launched two new markets, bringing total markets served to 71 at the end of the quarter. We now operate real estate brokerage services in 29 states. For the three months ended March 31, 2022, our Gross Transaction Value represented 6.1% of residential real estate transacted in the U.S., compared to 5.2% for the three months ended March 31, 2021. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors. Faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions
1For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

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
Impact of the COVID-19 Pandemic on Our Business
In March 2020, the World Health Organization declared the outbreak of the COVID-19 a global pandemic, which remains ongoing as new variants of the virus continue to emerge. The ongoing COVID-19 pandemic has had, and continues to have, a significant impact around the world, including in the U.S. and had an adverse impact on the residential real estate during its early days. In 2020, in response to the COVID-19 pandemic, we took a number of measures, including, but not limited to, adoption of remote working for our employees and a virtual model for our agents, various platform enhancements and certain cost-saving measures such as a reduction of our workforce by 15%, temporary salary reductions, termination of certain lease obligations and reduction of certain discretionary expenses to mitigate potential impacts of the COVID-19 pandemic on our business and financial results. Some of these measures, such as remote work, remain in effect currently. While we did not see adverse impacts of the COVID-19 pandemic on our business and financial results in the three months ended March 31, 2022, the extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, including the emergence of new variants of the COVID-19 virus, the severity and transmission rates of the new variants, the duration and extent of the spread of the virus (including new variants), the timing, availability and effectiveness of vaccines (including booster shots) and vaccination rates, and the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic, all of which are highly uncertain and difficult to predicted. See the section entitled “Risk Factors—Risks Related to Our Business and Operations—The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict” included in the 2021 Form 10-K.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	(in millions, except percentages)
Revenue	$1,397.0	100.0%	$1,113.9	100.0%
Operating expenses:
Commissions and other related expense (1)	1,146.4	82.1	942.2	84.6
Sales and marketing (1)	145.0	10.4	111.3	10.0
Operations and support (1)	108.9	7.8	70.0	6.3
Research and development (1)	108.2	7.7	96.6	8.7
General and administrative (1)	55.3	4.0	92.9	8.3
Depreciation and amortization	18.7	1.3	13.5	1.2
Total operating expenses	1,582.5	113.3	1,326.5	119.1
Loss from operations	(185.5)	(13.3)	(212.6)	(19.1)
Investment income, net	0.1	—	—	—
Interest expense	(0.7)	(0.1)	(0.5)	—
Loss before income taxes and equity in loss of unconsolidated entity	(186.1)	(13.3)	(213.1)	(19.1)
Income tax (expense) benefit	(0.1)	—	0.7	0.1
Equity in loss of unconsolidated entity	(2.1)	(0.2)	—	—
Net loss	(188.3)	(13.5)	(212.4)	(19.1)
Net loss attributable to non-controlling interests	0.3	—	—	—
Net loss attributable to Compass, Inc.	$(188.0)	(13.5%)	$(212.4)	(19.1%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Commissions and other related expense	$17.0	$44.6
Sales and marketing	10.7	9.0
Operations and support	4.3	5.0
Research and development	16.9	49.5
General and administrative	14.9	59.4
Total stock-based compensation expense	$63.8	$167.5
Stock-based compensation for the three months ended March 31, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,397.0	$1,113.9	$283.1	25.4%
Revenue was $1,397.0 million during the three months ended March 31, 2022, an increase of $283.1 million, or 25.4% compared to the prior year period. The increase was primarily driven by an increase in the number of agents that joined our platform during 2021 and 2022, a higher volume of transactions from both new and existing agents, continued geographic expansion both within our existing and new markets, as well as from a modest increase in Average Transaction Value. The Average Number of Principal Agents for the three months ended March 31, 2022 grew to 12,574, an increase of 28.1% from the year ago period. Total Transactions for the three months ended March 31, 2022 grew to 47,367, an increase of 17.6% from the year ago period.
Operating Expenses
Commissions and other related expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,146.4	$942.2	$204.2	21.7%
Percentage of revenue	82.1%	84.6%
Commissions and other related expense was $1,146.4 million during the three months ended March 31, 2022, an increase of $204.2 million, or 21.7%, compared to the prior year period. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $17.0 million and $44.6 million for the three months ended March 31, 2022 and 2021, respectively. The decline in stock-based compensation expense was primarily related to a one-time acceleration of stock-based compensation expense of $41.7 million incurred on March 31, 2021 in connection with our IPO, partially offset by stock-based compensation expense recognized in the three months ended March 31, 2022 in connection with the final vesting of the 2021 Agent Equity Program. Commissions and other related expense excluding such non-cash stock-based compensation expense was $1,129.4 million and $897.6 million, or 80.8% and 80.6% of revenue, for the three months ended March 31, 2022 and 2021, respectively. The increase in absolute dollars of Commissions and other related expense, excluding the non-cash stock-based compensation, was primarily driven by our higher revenue. The unfavorable 20 basis points increase in Commissions and other related expense, excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$145.0	$111.3	$33.7	30.3%
Percentage of revenue	10.4%	10.0%
Sales and marketing expense was $145.0 million during the three months ended March 31, 2022, an increase of $33.7 million, or 30.3% compared to the prior year period. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $10.7 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in stock-based compensation expense was due to expense for awards related to the increased headcount, partially offset by a one-time acceleration of stock-based compensation expense of $1.8 million incurred on March 31, 2021 in connection with our IPO. Sales and marketing expense excluding such non-cash stock-based compensation expense was $134.3 million and $102.3 million, or 9.6% and 9.2% of revenue, for the three months ended March 31, 2022 and 2021, respectively. The increase in absolute dollars and as a percentage of revenue, excluding the non-cash stock-based compensation expense was partially due to an increase in compensation and other personnel-related costs due to increased headcount and increased agent marketing and advertising.
Operations and support

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Operations and support	$108.9	$70.0	$38.9	55.6%
Percentage of revenue	7.8%	6.3%
Operations and support expense was $108.9 million during the three months ended March 31, 2022, an increase of $38.9 million, or 55.6% compared to the prior year period. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.3 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to a one-time acceleration of stock-based compensation expense of $3.1 million incurred on March 31, 2021 in connection with our IPO, partially offset by increased expense for awards resulting from increased headcount. Operations and support expense excluding such non-cash stock-based compensation expense was $104.6 million and $65.0 million, or 7.5% and 5.8% of revenue, for the three months ended March 31, 2022 and 2021, respectively. The increase in both absolute dollars and as a percentage of revenue, excluding such non-cash stock based-compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and costs associated with the various acquisitions completed during the year ended December 31, 2021.
Research and development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Research and development	$108.2	$96.6	$11.6	12.0%
Percentage of revenue	7.7%	8.7%
Research and development expense was $108.2 million during the three months ended March 31, 2022, an increase of $11.6 million, or 12.0%, compared to the prior year period. Included in Research and development expense were non-cash expenses related to stock-based compensation of $16.9 million and $49.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to a one-time acceleration of stock-based compensation expense of $46.9 million incurred on March 31, 2021 in connection with our IPO partially offset by increased expense for awards resulting from increased headcount. Research and development expense excluding such non-cash stock-based compensation expense was $91.3 million and $47.1 million, or 6.5% and 4.2% of revenue, for the three months ended March 31, 2022 and 2021, respectively. The increase in absolute dollars and as a percentage of revenue, excluding such non-cash stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount.
General and administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
General and administrative	$55.3	$92.9	$(37.6)	(40.5%)
Percentage of revenue	4.0%	8.3%

General and administrative expense was $55.3 million for the three months ended March 31, 2022, a decrease of $37.6 million, or 40.5%, compared to the prior year period. Included in General and administrative expense were non-cash expenses related to stock-based compensation of $14.9 million and $59.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2022 as compared to the year ago period was primarily due to a one-time acceleration of stock-based compensation expense of $55.0 million incurred on March 31, 2021 in connection with our IPO partially offset by increased expense for awards resulting from increased headcount. General and administrative expense excluding such non-cash stock-based compensation expense was $40.4 million and $33.5 million, or 2.9% and 3.0% of revenue, for the three months ended March 31, 2022 and 2021, respectively. The increase in absolute dollars, excluding such non-cash stock based-compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount.
Depreciation and amortization

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$18.7	$13.5	$5.2	38.5%
Percentage of revenue	1.3%	1.2%
Depreciation and amortization expense increased by $5.2 million, or 38.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2021.
Investment income, net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$0.1	$—	$0.1	100.0%
Investment income, net was not meaningful during the three months ended March 31, 2022 and 2021 as a result of low average interest rates on our short-term interest-bearing investments.
Interest expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(0.7)	$(0.5)	$(0.2)	40.0%
Interest expense was $0.7 million for the three months ended March 31, 2022. This amount was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities.
Income tax (expense) benefit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Income tax (expense) benefit	$(0.1)	$0.7	$(0.8)	(114.3%)

Income tax (expense) benefit decreased by $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease resulted from a reduction in current year acquisition related activities and an increase in the valuation allowance related to an adjustment of the carryover tax basis in deferred tax liabilities from acquisitions completed during the year ended December 31, 2021.
Equity in loss of unconsolidated entity

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(2.1)	$—	$(2.1)	100.0%
During the three months ended March 31, 2022, equity in losses of unconsolidated entity was $2.1 million from our 49.9% ownership in OriginPoint, LLC, a joint venture we formed with Guaranteed Rate, Inc. in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
Total Transactions	47,367	40,268
Gross Transaction Value (in billions)	$53.7	$43.8
Average Number of Principal Agents	12,574	9,812
Net loss attributable to Compass, Inc. (in millions)	$(188.0)	$(212.4)
Net loss attributable to Compass, Inc. margin	(13.5%)	(19.1%)
Adjusted EBITDA(1) (in millions)	$(96.7)	$(30.6)
Adjusted EBITDA margin(1)	(6.9%)	(2.7%)
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” below.
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
Our Total Transactions for the three months ended March 31, 2022 were 47,367, representing an increase of 17.6% from the year ago period. This increase was due to a combination of agent additions, enhanced productivity from the platform, and a robust housing market. Robust housing demand was driven by a number of factors including: (i) favorable economic conditions supported by historically low mortgage rates, (ii) higher mobility rates as consumers reassess the requirements of their homes, have more flexibility on location, and accelerate the purchase of second homes and (iii) positive demographic trends as millennials are entering the housing market in larger numbers and household formations increase.

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
Our Gross Transaction Value for the three months ended March 31, 2022 was $53.7 billion, representing an increase of 22.6% from the year ago period. We have experienced consistent and significant growth in the number of agents on our platform and the markets we serve, resulting in strong period-over-period growth rates in both Total Transactions and associated Gross Transaction Value.
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
Our Average Number of Principal Agents for the three months ended March 31, 2022 was 12,574, representing an increase of 28.1% from the year ago period. For the three months ended March 31, 2022, our Average Number of Principal Agents was 46.1% of our average number of total agents. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items consisting of acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
We use Adjusted EBITDA and Adjusted EBITDA margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. We believe Adjusted EBITDA and Adjusted EBITDA margin are also helpful to investors, analysts and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, however, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including Net loss attributable to Compass, Inc. and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not presented in accordance with GAAP and the use of these terms varies from others in our industry.

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Compass, Inc.	$(188.0)	$(212.4)
Adjusted to exclude the following:
Depreciation and amortization	18.7	13.5
Investment income, net	(0.1)	—
Interest expense	0.7	0.5
Stock-based compensation	63.8	167.5
Income tax expense (benefit)	0.1	(0.7)
Acquisition-related expenses(1)	8.1	1.0
Adjusted EBITDA	$(96.7)	$(30.6)
Net loss attributable to Compass, Inc. margin	(13.5%)	(19.1%)
Adjusted EBITDA margin	(6.9%)	(2.7%)
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was a loss of $96.7 million compared to a loss of $30.6 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in Adjusted EBITDA during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the effect of first quarter seasonality on our revenue. Many of our operating expenses (excluding commissions), which are somewhat fixed in nature, have increased due investments in research and development and continued geographic expansion into new markets faster than the year over year growth in revenue.
The following tables provide supplemental information to the Reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA presented above. These tables identify how each of the Operating expenses related financial statement line items contained within the accompanying condensed consolidated statements of operations elsewhere in this Quarterly Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Three Months Ended March 31, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,146.4	$145.0	$108.9	$108.2	$55.3
Adjusted to exclude the following:
Stock-based compensation	(17.0)	(10.7)	(4.3)	(16.9)	(14.9)
Acquisition-related expenses	—	—	(8.1)	—	—
Non-GAAP Basis	$1,129.4	$134.3	$96.5	$91.3	$40.4

	Three Months Ended March 31, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$942.2	$111.3	$70.0	$96.6	$92.9
Adjusted to exclude the following:
Stock-based compensation	(44.6)	(9.0)	(5.0)	(49.5)	(59.4)
Acquisition-related expenses	—	—	(1.0)	—	—
Non-GAAP Basis	$897.6	$102.3	$64.0	$47.1	$33.5

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of March 31, 2022, we had cash and cash equivalents of $475.9 million and an accumulated deficit of $1.8 billion.

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
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of March 31, 2022.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(111.0)	$(47.3)
Net cash used in investing activities	(29.6)	(69.2)
Net cash (used in) provided by financing activities	(1.8)	6.0
Net decrease in cash and cash equivalents	$(142.4)	$(110.5)
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $111.0 million. The outflow was primarily due to a $188.3 million Net loss adjusted for $86.8 million of non-cash charges and cash outflows due to changes in assets and liabilities of $9.5 million.
For the three months ended March 31, 2021, net cash used in operating activities was $47.3 million. The outflow was primarily due to a $212.4 million Net loss adjusted for $181.1 million of non-cash charges and cash outflow due to changes in assets and liabilities of $16.0 million.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was 29.6 million consisting of $20.8 million in capital expenditures, $5.0 million for investment in an unconsolidated entity and $3.8 million in payments for acquisitions. The investment in an unconsolidated entity represents a capital contribution in OriginPoint, LLC, the joint venture we formed with Guaranteed Rate in July 2021.
During the three months ended March 31, 2021, net cash used in investing activities was $69.2 million consisting of $59.2 million in payments for acquisitions, net of cash acquired and $10.0 million in capital expenditures.
Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $1.8 million primarily consisting of $7.4 million in taxes paid related to net share settlement of equity awards and $2.0 million in payments of contingent consideration related to acquisitions, partially offset by $5.5 million in proceeds from the exercise of stock options and $2.1 million in net proceeds from drawdowns on the Concierge Facility.
During the three months ended March 31, 2021, net cash provided by financing activities was $6.0 million, primarily consisting of $14.4 million in proceeds from the exercise and early exercise of stock options and $1.8 million in net proceeds from drawdowns on the Concierge Facility partially offset by $6.3 million in payments of contingent consideration related to acquisitions, $2.5 million in deferred offering costs related to the IPO and $1.4 million in paid deferred debt issuance costs relating to the Revolving Credit Facility.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $271.3 million and $172.1 million as of March 31, 2022 and December 31, 2021, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Critical Accounting Estimates and Policies
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
There have been no material changes to our critical accounting policies and estimates disclosed in our 2021 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2021 Form 10-K, as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2022 consisted of $475.9 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subjected to interest rate exposure on LIBOR-based interest rates on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the adjusted LIBOR rate plus a margin of 1.85% or an alternate rate of interest upon the occurrence of certain changes in LIBOR. As of March 31, 2022, we had a total outstanding balance of $18.3 million under these debt facilities. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses
As disclosed in the section entitled “Risk Factors” in Part I, Item 1A, in our 2021 Form 10-K, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our failure to design, maintain, and document sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training in internal control over financial reporting commensurate with public company requirements; formal accounting policies procedures, and controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; and IT general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include adding personnel as well as improving the control environment around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through March 31, 2022:

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

The following are remedial actions that management is undertaking for the remainder of 2022:

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
Management's Report on Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information relating to legal proceedings contained in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report is incorporated herein by this reference.

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2021 Form 10-K. There have been no material changes to the risk factors set forth in our 2021 Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From January 1, 2022 through March 31, 2022, we offered, sold and issued the following unregistered securities:
(1) From January 1, 2022 through March 31, 2022, pursuant to the Equity Exchange Right Agreement, an aggregate of 315,622 shares of Class A common stock held by the Company's founder and Chief Executive Officer, Robert Reffkin, were exchanged for an equivalent number of shares of Class C common stock.
The offer, sale and issuance of the securities above was deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipient of the securities in each of these transactions represented his intentions to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Offer Letter between the Registrant and Neda Navab, dated May 10, 2022.					X

10.2	Amended and Restated Offer Letter between the Registrant and Priyanka Singh, dated May 10, 2022.					X

10.3	Second Amended and Restated Offer Letter between the Registrant and Kristen Ankerbrandt, dated May 10, 2022.					X

10.4	Second Amended and Restated Offer Letter between the Registrant and Greg Hart, dated May 10, 2022.					X

10.5	Executive Bonus Plan, effective as of March 1, 2022	8-K	001-40291	10.1	3/17/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
____________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS, INC.

Date: May 13, 2022	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Kristen Ankerbrandt
Kristen Ankerbrandt
Chief Financial Officer
(Principal Financial Officer)
i