Form 10-Q
period 2022-06-30
Compass, Inc.
filed 2022-08-15
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 10, 2022, there were 432,154,572 shares of the registrant’s common stock outstanding.

Compass, Inc.

		Page
Special Note Regarding Forward-Looking Statements		3
PART I.	FINANCIAL INFORMATION	5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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
•any changes in macroeconomic conditions in U.S. and globally (e.g., inflation), geopolitical events (e.g.,conflict in Ukraine) and any changes in U.S. residential real estate, title insurance, escrow services and residential mortgage origination services market conditions (e.g., changes in monetary policies, increases in mortgage interest rates, continued limited inventory, slowed consumer demand, reduced home affordability and declines in price appreciation and home prices);
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
We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2022, which we refer to as our 2021 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, our 2021 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$430.5	$618.3
Accounts receivable, net of allowance of $7.4 and $7.1, respectively	61.4	48.5
Compass Concierge receivables, net of allowance of $16.3 and $17.3, respectively	58.2	32.9
Other current assets	109.7	94.9
Total current assets	659.8	794.6
Property and equipment, net	188.6	157.4
Operating lease right-of-use assets	493.6	484.7
Intangible assets, net	115.9	127.2
Goodwill	198.3	188.3
Other non-current assets	59.2	48.4
Total assets	$1,715.4	$1,800.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$43.5	$34.6
Commissions payable	95.9	63.9
Accrued expenses and other current liabilities	191.3	240.9
Current lease liabilities	87.7	81.5
Concierge credit facility	30.4	16.2
Total current liabilities	448.8	437.1
Non-current lease liabilities	495.5	483.0
Other non-current liabilities	15.3	32.9
Total liabilities	959.6	953.0
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at June 30, 2022 and December 31, 2021; 429,957,017 shares issued and outstanding at June 30, 2022; 409,267,751 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	2,636.4	2,438.8
Accumulated deficit	(1,884.2)	(1,595.0)
Total Compass, Inc. stockholders’ equity	752.2	843.8
Non-controlling interest	3.6	3.8
Total stockholders' equity	755.8	847.6
Total liabilities and stockholders’ equity	$1,715.4	$1,800.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,020.1	$1,951.4	$3,417.1	$3,065.3
Operating expenses:
Commissions and other related expense	1,652.9	1,590.4	2,799.3	2,532.6
Sales and marketing	154.9	124.3	299.9	235.6
Operations and support	104.9	96.7	213.8	166.7
Research and development	107.2	73.5	215.4	170.1
General and administrative	55.2	59.4	110.5	152.3
Restructuring costs	18.9	—	18.9	—
Depreciation and amortization	25.4	14.9	44.1	28.4
Total operating expenses	2,119.4	1,959.2	3,701.9	3,285.7
Loss from operations	(99.3)	(7.8)	(284.8)	(220.4)
Investment income, net	0.3	—	0.4	—
Interest expense	(0.7)	(0.6)	(1.4)	(1.1)
Loss before income taxes and equity in loss of unconsolidated entity	(99.7)	(8.4)	(285.8)	(221.5)
Benefit from income taxes	1.5	1.3	1.4	2.0
Equity in loss of unconsolidated entity	(2.9)	—	(5.0)	—
Net loss	(101.1)	(7.1)	(289.4)	(219.5)
Net (income) loss attributable to non-controlling interests	(0.1)	—	0.2	—
Net loss attributable to Compass, Inc.	$(101.2)	$(7.1)	$(289.2)	$(219.5)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.24)	$(0.02)	$(0.69)	$(0.87)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	427,987,083	377,615,338	421,719,718	252,958,956
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the three months ended June 30, 2022:
Balances at March 31, 2022	—	$—	426,965,766	$—	$2,585.0	$(1,783.0)	$802.0	$3.5	$805.5
Net loss	—	—	—	—	—	(101.2)	(101.2)	0.1	(101.1)
Issuance of common stock in connection with acquisitions	—	—	123,852	—	0.8	—	0.8	—	0.8
Issuance of common stock upon exercise of stock options	—	—	937,599	—	2.2	—	2.2	—	2.2
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	1,929,800	—	(6.4)	—	(6.4)	—	(6.4)
Vesting of early exercised stock options	—	—	—	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	—	—	53.7	—	53.7	—	53.7
Balances at June 30, 2022	—	$—	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
For the three months ended June 30, 2021:
Balances at March 31, 2021	221,127,100	$1,419.1	143,852,070	$—	$486.0	$(1,313.3)	$(827.3)	$—	$(827.3)
Net loss	—	—	—	—	—	(7.1)	(7.1)	—	(7.1)
Issuance of common stock in connection with acquisitions	—	—	606,510	—	5.8	—	5.8	—	5.8
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of offering costs	—	—	26,296,438	—	438.7	—	438.7	—	438.7
Issuance of common stock upon exercise and early exercise of stock options	—	—	631,224	—	1.3	—	1.3	—	1.3
Vesting of early exercised stock options	—	—	—	—	1.3	—	1.3	—	1.3
Stock-based compensation	—	—	—	—	43.7	—	43.7	—	43.7
Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$(1,320.4)	$1,075.5	$—	$1,075.5
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
For the six months ended June 30, 2022:
Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	—	—	(289.2)	(289.2)	(0.2)	(289.4)
Issuance of common stock in connection with acquisitions	—	—	123,852	—	0.8	—	0.8	—	0.8
Issuance of common stock upon exercise of stock options	—	—	3,532,188	—	7.7	—	7.7	—	7.7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	3,424,330	—	(13.8)	—	(13.8)	—	(13.8)
Vesting of early exercised stock options	—	—	—	—	2.2	—	2.2	—	2.2
Issuance of common stock in connection with the 2021 Agent Equity Program	—	—	13,608,896	—	100.0	—	100.0	—	100.0
Stock-based compensation	—	—	—	—	100.7	—	100.7	—	100.7
Balances at June 30, 2022	—	$—	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
For the six months ended June 30, 2021:
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	(219.5)	(219.5)	—	(219.5)
Issuance of common stock in connection with acquisitions	—	—	855,740	—	10.1	—	10.1	—	10.1
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	67.6	—	67.6
Conversion of convertible preferred stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of offering costs	—	—	26,296,438	—	438.7	—	438.7	—	438.7
Issuance of common stock upon exercise and early exercise of stock options	—	—	5,341,714	—	11.2	—	11.2	—	11.2
Vesting of early exercised stock options	—	—	—	—	2.5	—	2.5	—	2.5
Stock-based compensation	—	—	—	—	208.7	—	208.7	—	208.7
Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$(1,320.4)	$1,075.5	$—	$1,075.5
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(289.4)	$(219.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44.1	28.4
Stock-based compensation	123.0	221.8
Equity in loss of unconsolidated entity	5.0	—
Change in acquisition related contingent consideration	(0.3)	(0.5)
Bad debt expense	3.4	6.2
Amortization of debt issuance costs	0.5	0.6
Changes in operating assets and liabilities:
Accounts receivable	(14.5)	(10.4)
Compass Concierge receivables	(26.9)	(3.3)
Other current assets	(15.0)	(18.2)
Other non-current assets	(3.3)	(10.8)
Operating lease right-of-use assets and operating lease liabilities	3.9	2.0
Accounts payable	10.6	(5.6)
Commissions payable	31.9	27.8
Accrued expenses and other liabilities	6.7	25.6
Net cash (used in) provided by operating activities	(120.3)	44.1
Investing Activities
Investment in unconsolidated entity	(12.5)	—
Capital expenditures	(41.4)	(20.1)
Payments for acquisitions, net of cash acquired	(15.0)	(103.8)
Net cash used in investing activities	(68.9)	(123.9)
Financing Activities
Proceeds from exercise and early exercise of stock options	7.7	16.2
Taxes paid related to net share settlement of equity awards	(13.8)	—
Proceeds from drawdowns on Concierge credit facility	26.7	15.5
Repayments of drawdowns on Concierge credit facility	(12.5)	(12.8)
Payments related to acquisitions, including contingent consideration	(6.7)	(6.7)
Payments of debt issuance costs for credit facilities	—	(1.4)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	439.6
Net cash provided by financing activities	1.4	450.4
Net (decrease) increase in cash and cash equivalents	(187.8)	370.6
Cash and cash equivalents at beginning of period	618.3	440.1
Cash and cash equivalents at end of period	$430.5	$810.7
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.9	$0.5
Supplemental non-cash information:
Issuance of common stock for acquisitions	$0.8	$10.1
Conversion of convertible preferred stock in connection with initial public offering	$—	$1,419.1
Conversion of Series D convertible preferred stock	$—	$67.6
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
Initial Public Offering
On April 6, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, the Company issued and sold 26.3 million shares of its common stock at a public offering price of $18.00 per share. The Company received aggregate proceeds of $438.7 million from the IPO, net of the underwriting discount and offering costs of approximately $11.0 million (of which $0.9 million were paid in 2020). Offering costs, including the legal, accounting, printing and other IPO-related costs have been recorded in Additional paid-in capital against the proceeds from the offering. During April 2021, also in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223.0 million shares of common stock and the Company reclassified $1.4 billion of Convertible preferred stock to Additional paid-in-capital.
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
Stock-Based Compensation
The Company issues stock-based awards to employees, affiliated agents, service providers and board members. The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. The Company recognizes forfeitures as they occur.
For stock options, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.
In addition to the issuance of RSUs to affiliated agents as compensation for the provision of services, the Company offers RSUs to agents through its Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable.
RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs granted since 2020 associated with the Agent Equity Program, which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. The fair value of these RSUs was measured based on the fair value of the Company’s common stock on the grant date and began to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition had been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business and Basis of Presentation—Initial Public Offering.”
Beginning in December 2020, the Company began issuing RSUs that vest upon the satisfaction of only a service-based vesting condition that generally ranges from one to five years. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied.
For RSUs to be granted in connection with the Agent Equity Program, the Company determines the value of the stock-based compensation expense at the time the underlying commission is earned and begins to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs are issued. RSUs granted in connection with the Agent Equity Program are issued in the first quarter of the calendar year following when the underlying commission was earned.
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
3.    Acquisitions
During the three and six months ended June 30, 2022, the Company completed the acquisition of 100% of the ownership interests in a title insurance and escrow settlement services company and acquired the assets of a a small real estate brokerage. The purpose of these acquisitions was to expand the Company’s title and escrow offerings and to expand its existing brokerage business in key domestic markets. The Company has accounted for these acquisitions as business combinations.

Total Consideration

The total consideration for acquisitions completed during the three and six months ended June 30, 2022 comprised $12.1 million of cash, net of cash acquired, $0.8 million in Class A common stock of the Company and up to $3.6 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2029. Future cash payments were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets.

The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: customer relationships of $8.1 million; trademark intangible assets of $1.1 million; $1.0 million of other current and non-current assets; and $2.5 million of other current and non-current liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $8.8 million. Acquired intangible assets are being amortized over their estimated useful lives of approximately 3 to 5 years.

None of the goodwill recorded during the six months ended June 30, 2022 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $2.6 million dependent on the payment of certain holdbacks and acquisition related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.

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

Pro forma revenue and earnings for 2022 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $8.7 million of the obligations as of June 30, 2022 are fixed in value. As of June 30, 2022, the undiscounted maximum payment under these arrangements was $21.7 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Opening balance	$22.8	$28.0	$24.4	$39.8
Acquisitions	3.6	2.7	3.6	4.7
Payments and issuances	(4.0)	(0.4)	(6.0)	(11.0)
Fair value (gains) losses included in net loss	(0.7)	2.7	(0.3)	(0.5)
Closing balance	$21.7	$33.0	$21.7	$33.0

Other Acquisition Related Compensation
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of June 30, 2022, the Company expects to pay up to an additional $43.1 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended June 30, 2022 and 2021, the Company recognized $3.7 million and $7.2 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized $11.4 million and $11.4 million, respectively, in compensation expense within Operations and support in the condensed consolidated statements of operations related to these arrangements.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $430.5 million and $618.3 million as of June 30, 2022 and December 31, 2021, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $21.7 million and $24.4 million as of June 30, 2022 and December 31, 2021, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and six months ended June 30, 2022 and 2021. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities	$15.8	$12.9
Other non-current liabilities	5.9	11.5
Total contingent consideration	$21.7	$24.4
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash to the sellers of certain acquired entities in the event that certain targets and milestones are met. The Company estimated the fair value of the contingent consideration using a variety of inputs, the most significant of which were the forecasted future results of the acquired businesses, not observable in the market. The impact of changes in these assumptions are not expected to result in material changes to the fair value of the Level 3 financial liabilities. Changes in the fair value of Level 3 financial liabilities are included within Operations and support in the condensed consolidated statements of operations (see Note 3 – “Acquisitions”).

5.    Debt
Concierge Credit Facility

In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”) to among other things, extend the revolving period to July 28, 2022, lower the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lower the annual commitment fee to 0.35% if the A&R Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). On August 5, 2022, the Company further amended and restated the Concierge Facility (the “Second A&R Concierge Facility”) to among other things extend the revolving period to August 4, 2023, replace the LIBOR benchmark with Term SOFR plus a credit adjustment spread of 0.11448% and make certain other technical adjustments. The applicable margin on the

Second A&R Concierge Facility increased from 1.85% to 2.35%. The annual commitment fee as described in the preceding sentences remained the same. The interest rate on the Concierge Facility was 3.96% as of June 30, 2022. Pursuant to the Second A&R Concierge Facility, the principal amount, if any, is payable in full in February 2024, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Second A&R Concierge Facility without premium or penalty prior to maturity. The Second A&R Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Second A&R Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Second A&R Concierge Facility. As of June 30, 2022, the Company was in compliance with the covenants under the A&R Concierge Facility.
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent, and certain other lenders. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, which may be increased by the greater of $250.0 million and 18.5% of the Company’s consolidated total assets, plus such additional amount so long as the Company’s total net leverage ratio does not exceed 4.50:1.00 on a pro forma basis, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit, which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00% and (d) 1.00%. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum.
The Company is also obligated to pay other customary fees for a credit facility of this type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum, fees associated with letters of credit and administrative and arrangement fees. The principal amount, if any, is payable in full on March 4, 2026, unless earlier terminated or extended.
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of June 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $31.5 million.

The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that the Company maintain certain liquidity-based measures and total revenue requirements. As of June 30, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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

On July 3, 2020, Plaintiffs filed their second amended complaint. On December 18, 2020, the Court denied the Company’s motion to compel arbitration on Plaintiffs’ second amended complaint without prejudice. Defendants’ answer to the second amended complaint and counterclaims were filed on January 28, 2021. Additionally, the Company filed its appeal of the lower Court’s denial of the Company’s motion to dismiss and motion to compel arbitration on February 1, 2021. On June 1, 2021, the First Department affirmed the lower Court’s denial of the Company’s motion to compel arbitration. Discovery is proceeding, with an end date set for October 3, 2022. The Company is currently engaged in settlement discussions with Plaintiffs, but there has been no definitive agreement to resolve the matter as of the time of this filing. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claims asserted therein.

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of June 30, 2022 and December 31, 2021, the Company was contingently liable for $50.5 million and $54.5 million, respectively, under these letters of credit. As of June 30, 2022, $31.5 million and $19.0 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $259.0 million and $172.1 million as of June 30, 2022 and December 31, 2021, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of June 30, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s Chief Executive Officer to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15.2 million shares of Class A common stock held by the Company’s Chief Executive Officer were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s Chief Executive Officer from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will automatically convert into Class A common stock.
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500 million shares of Class A common stock, 1,250 million shares of Class B common stock and 100 million shares of Class C common stock. As of June 30, 2022 and December 31, 2021, the Company has three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	412,247,156	412,247,156
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,709,861	17,709,861
Total	13,850,000,000	429,957,017	429,957,017

	December 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	391,912,514	391,912,514
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,355,237	17,355,237
Total	13,850,000,000	409,267,751	409,267,751
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2022, the shares available for future grants were increased by an additional 20.5 million shares as a result of the annual increase provision described above. As of June 30, 2022, there were 25.5 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”) which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The ESPP initially authorized the issuance of 7.4 million shares of common stock and effective January 1, 2022, the authorized shares increased by 3.9 million shares as a result of the annual increase provision described above.
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
The Company recognized $0.6 million and $1.0 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, $3.3 million has been withheld on behalf of employees for a future purchase under the ESPP.

Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balances as of December 31, 2021	54,525,539	$5.30	7.1	$221.3
Granted	215,027	5.89
Exercised	(3,532,188)	2.14
Forfeited	(1,315,060)	6.96
Balances as of June 30, 2022	49,893,318	$5.49	6.6	$25.7
Exercisable and vested at June 30, 2022	34,382,199	$4.49	5.9	$25.7
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $3.61 and $9.09 as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, the intrinsic value of options exercised was $19.5 million and $88.5 million, respectively.
As of June 30, 2022, included in the table above are 1.2 million options with an exercise price of $6.44 that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions. The performance-based conditions provide that 25% of the options will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock (the "reference price"). An additional 25% of the options will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250% and 300% of the reference price.
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
As of June 30, 2022, 0.7 million shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets was $1.3 million and $2.7 million, respectively, as of June 30, 2022. Amounts recorded are transferred into Common stock and Additional paid-in capital within the condensed consolidated balance sheets as the shares vest. During the six months ended June 30, 2022, no stock options were early exercised.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balances as of December 31, 2021	54,517,930	$10.29
Granted	31,015,818	7.21
Vested and converted to common stock (1)	(18,926,274)	8.64
Forfeited	(6,869,161)	12.49
Balances as of June 30, 2022	59,738,313	$8.96

(1)During the six months ended June 30, 2022, the Company net settled all RSUs through which it issued an aggregate of 18.9 million shares of Class A common stock and withheld an aggregate of 1.9 million shares of Class A common stock to satisfy $13.8 million million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above, 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions remain outstanding as of June 30, 2022. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSU will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSU will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
Agent Equity Program
In connection with the 2021 Agent Equity Program, the Company recognized a total of $100.0 million in stock-based compensation expense of which $84.8 million was recognized during the year ended December 31, 2021 and $15.2 million was recognized during the six months ended June 30, 2022. In February 2022, the Company granted 13.6 million RSUs which immediately vested and converted to Class A common stock in connection with the 2021 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $100.0 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted.
For the six months ended June 30, 2022, the Company recognized stock-based compensation expense and an associated liability of $7.2 million in connection with RSUs earned as a part of the 2022 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commissions and other related expense	$6.4	$11.7	$23.4	$56.3
Sales and marketing	11.2	8.6	21.9	17.6
Operations and support	4.1	2.8	8.4	7.8
Research and development	18.9	13.5	35.8	63.0
General and administrative	18.6	17.7	33.5	77.1
Total stock-based compensation expense	$59.2	$54.3	$123.0	$221.8
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
As of June 30, 2022, unrecognized stock-based compensation expense totaled $518.8 million and is expected to be recognized over a weighted-average period of 2.8 years.

The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes

The Company recognized a benefit from income taxes of $1.5 million and $1.4 million for the three and six months ended June 30, 2022, respectively. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized a benefit from income taxes of $1.3 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company does not have any amount recorded related to uncertain tax positions as of the period ended June 30, 2022 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Compass, Inc.	$(101.2)	$(7.1)	$(289.2)	$(219.5)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	427,987,083	377,615,338	421,719,718	252,958,956
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.24)	$(0.02)	$(0.69)	$(0.87)

The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	49,893,318	59,767,636	49,893,318	59,767,636
Outstanding RSUs	59,738,313	55,268,499	59,738,313	55,268,499
Shares subject to the employee stock purchase plan	1,521,265	—	1,521,265	—
Unvested early exercised options	657,100	1,431,410	657,100	1,431,410
Unvested common stock	173,612	689,316	173,612	689,316
Total	111,983,608	117,156,861	111,983,608	117,156,861
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
Payment to the Company for these services under the Concierge Classic model or repayment of the loan funds under the Concierge Capital model is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of June 30, 2022 and December 31, 2021, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 96%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for credit losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of COVID-19 and related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and six months ended June 30, 2022 (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of period	$16.1	$17.3
Allowances	0.8	1.6
Net write-offs and other	(0.6)	(2.6)
End of period	$16.3	$16.3
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of June 30, 2022 (in millions):

June 30, 2022
Current	$67.8
31-90 days past due	1.0
Over 90 days past due	5.7
Total	$74.5
12.    Restructuring Activities
On June 14, 2022, the Company committed to and communicated a workforce reduction plan and a wind-down of Modus Technologies, Inc. (“Modus”), a wholly-owned title and escrow software company (collectively, the “Q2 2022 Strategic Actions”). The Q2 2022 Strategic Actions included the elimination of approximately 10% of the Company’s current workforce consisting of approximately 450 positions across the Company. The Q2 2022 Strategic Actions are part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow (“Transformation Plan”). In addition to the Q2 2022 Strategic Actions, the Transformation Plan is expected to include, but not be limited to, a series of actions such as a reduction in U.S. hiring and backfills resulting from attrition occurring both in the first half of 2022 and anticipated for the remainder of the year; a review of occupancy costs with a view to consolidating offices and reducing related costs; and a planned pause in M&A activity and new market expansion for the remainder of 2022. In August 2022, the Company announced an additional cost reduction program with a goal of reducing operating expenses during the second half of 2022 with the majority concentrated in the areas of technology spend and incentives to acquire agents.
As a result of restructuring actions taken in connection with the Q2 2022 Strategic Actions during the three months ended June 30, 2022, the Company incurred $18.9 million of restructuring costs. These costs were primarily comprised of $14.8 million of severance and other termination benefits for employees whose roles are being eliminated, $1.6 million of lease terminations costs as result of the accelerated amortization of Modus' right-of-use assets and $0.2 million of other restructuring costs. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. In addition, the Company incurred additional non-cash charges of approximately $4.6 million associated with the discontinued use of certain intangible assets associated with Modus and $0.4 million related to the write-down of Modus' fixed assets for certain real estate leases that have been exited, or partially exited during the three months ended June 30, 2022. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
In connection with actions taken by the Company related to the broader Transformation Plan, the Company incurred $2.3 million of lease terminations costs and $1.2 million in depreciation expense as a result of the accelerated amortization of right-of-use assets and the write-down of fixed assets, respectively, for certain additional real estate leases that have been exited or partially exited during the three months ended June 30, 2022. These expenses were included within Restructuring costs and Depreciation and amortization, respectively, in the condensed consolidated statements of operations.
As of June 30, 2022, the Company's remaining liability related to restructuring activities was $10.4 million, primarily related to unpaid severance costs, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2022.
The following table summarizes the total costs incurred and expected to be incurred in connection with the Q2 2022 Strategic Actions and other restructuring actions taken during the three and six months ended June 30, 2022 (in millions):

	Total amount expected to be incurred	Amount incurred as of June 30, 2022	Total amount remaining to be incurred
Q2 2022 Strategic Actions:
Severance related personnel costs	$14.8	$14.8	$—
Modus lease termination costs	4.3	1.6	2.7
Accelerated amortization of Modus intangible assets	4.6	4.6	—
Other Modus restructuring costs	0.2	0.2	—
Write-down of Modus fixed assets	0.6	0.4	0.2
Total expense - Q2 2022 Strategic Actions	$24.5	$21.6	$2.9
Other restructuring activities:
Other lease termination costs	2.4	2.3	0.1
Write-down of fixed assets	1.2	1.2	—
Total expense - other restructuring activities	$3.6	$3.5	$0.1
Total expense	$28.1	$25.1	$3.0
The total costs incurred and expected to be incurred in connection with the Q2 2022 Strategic Actions and other restructuring actions taken during the three and six months ended June 30, 2022 were included in the consolidated statements of operations for the three and six months ended June 30, 2022, as follows (in millions):

	Total expected costs	Amount expensed as of June 30, 2022	Remaining expected expense
Restructuring costs	$21.7	$18.9	$2.8
Depreciation and amortization	6.4	6.2	0.2
Total expense	$28.1	$25.1	$3.0

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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2022.
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
Update Related to the Q2 2022 Strategic Actions
On June 14, 2022, we committed to and communicated a workforce reduction plan and a wind-down of Modus Technologies, Inc. (“Modus”), a wholly-owned title and escrow software company (collectively, the “Q2 2022 Strategic Actions”). The Q2 2022 Strategic Actions included the elimination of approximately 10% of our current workforce consisting of approximately 450 positions across our organization. The Strategic Actions are part of a broader plan to take meaningful actions to improve the alignment between our organizational structure and long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow (“Transformation Plan”). In addition to the Q2 2022 Strategic Actions, the Transformation Plan is expected to include, but not be limited to, a series of actions such as a reduction in U.S. hiring and backfills resulting from attrition occurring both in the first half of 2022 and anticipated for the remainder of the year; a review of occupancy costs with a view to consolidating offices and reducing related costs; and a planned pause in M&A activity and new market expansion for the remainder of 2022. In August 2022, we announced an additional cost reduction program with a goal of reducing operating expenses during the second half of 2022 with the majority concentrated in the areas of technology spend and incentives to acquire agents.
As a result of restructuring actions taken in connection with the Q2 2022 Strategic Actions during the three months ended June 30, 2022, we incurred $18.9 million of restructuring costs. These costs were primarily comprised of $14.8 million of severance and other termination benefits for employees whose roles are being eliminated, $1.6 million of lease terminations costs as result of the accelerated amortization of Modus' right-of-use assets and $0.2 million of other restructuring costs. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. In addition, we incurred additional non-cash charges of approximately $4.6 million associated with the discontinued use of certain intangible assets associated with Modus and $0.4 million related to the write-down of Modus' fixed assets for certain real estate leases that have been exited, or partially exited during the three months ended June 30, 2022. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
In connection with actions related to our broader Transformation Plan, we incurred $2.3 million of lease terminations costs and $1.2 million in depreciation expense as result of the accelerated amortization of right-of-use assets and the write-down of fixed assets, respectively, for certain additional real estate leases that have been exited or partially exited during the three months ended June 30, 2022. These expenses were included within Restructuring costs and Depreciation and amortization, respectively, in the accompanying condensed consolidated statements of operations.
As of June 30, 2022, our remaining liability related to restructuring activities was $10.4 million, primarily related to unpaid severance costs, which are included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2022.
Initial Public Offering
On April 6, 2021, we completed our IPO and our Class A common stock began trading on the New York Stock Exchange on April 1, 2021 under the symbol “COMP”. In connection with the IPO, we issued and sold 26.3 million shares of our Class A common stock at a public offering price of $18.00 per share. We received aggregate proceeds of $438.7 million from the IPO, net of the underwriting discount and offering costs of approximately $11.0 million.
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

Operational Highlights for the three months ended June 30, 2022
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We also continue to invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 28,000 agents on our platform as of June 30, 2022. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended June 30, 2022, the Average Number of Principal Agents1 was 12,979, an increase of 2,350, or 22.1%, from the three months ended June 30, 2021. The principal agent additions came in both new and existing markets.
During the three months ended June 30, 2022, our agents closed 66,846 Total Transactions1, an increase of 1.7% when compared to the three months ended June 30, 2021. Our growth in Total Transactions was due to a combination of new agents joining the platform and enhanced productivity for existing agents already on the platform.
Our Gross Transaction Value1 for the three months ended June 30, 2022 remained relatively flat at $76.8 billion when compared to the three months ended June 30, 2021.
For both the three months ended June 30, 2022 and 2021, our Gross Transaction Value represented 4.9%2 of residential real estate transacted in the U.S. We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Should we elect to resume expansion into new markets in the future, faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. The priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network.

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
2 On July 21, 2022, NAR restated monthly average (mean) sales prices of existing homes ("ASP") from January 2020 through June 2022 to reflect their change in methodology to better account for outliers of high priced homes noting that the monthly average (mean) sales prices are NAR's best estimates and given the outliers, they are less reliable. This resulted in higher monthly ASP of existing homes than what was reported prior and increases in total market Gross Transaction Value than what was reported prior. As a result of the changes in the NAR methodology, our previously reported national market share for the three months ended June 30, 2021 changed from 6.2% to 4.9%. Our national market share for the three months ended June 30, 2022 and 2021 reported in this Form 10-Q was calculated using ASP data based on the updated NAR methodology.

rate tends to increase as the real estate industry performs well and to decrease when the real estate industry performs poorly.
Impact of the COVID-19 Pandemic on Our Business
The ongoing COVID-19 pandemic has had, and continues to have, an impact around the world, including in the U.S. and has had an adverse impact on the residential real estate market during its early days. While we did not see adverse impacts of the COVID-19 pandemic on our business and financial results in the three and six months ended June 30, 2022, the extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict. See the section entitled “Risk Factors—Risks Related to Our Business and Operations—The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict” included in the 2021 Form 10-K.
Impact of the Macroeconomic Conditions on U.S. Residential Real Estate Market and Our Business
During the first half of 2022 and more so during the second quarter of 2022, a number of macroeconomic conditions contributed to the current slowdown in the U.S. residential real estate market, impacting our business and financial results during the three and six months ended June 30, 2022 as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These conditions include but are not limited to, conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 2.25% through July 2022. These factors have contributed towards slowed consumer demand, declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the third and fourth quarters of 2022 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in millions, except percentages)
Revenue	$2,020.1	100.0%	$1,951.4	100.0%	$3,417.1	100.0%	$3,065.3	100.0%
Operating expenses:
Commissions and other related expense (1)	1,652.9	81.8	1,590.4	81.5	2,799.3	81.9	2,532.6	82.6
Sales and marketing (1)	154.9	7.7	124.3	6.4	299.9	8.8	235.6	7.7
Operations and support (1)	104.9	5.2	96.7	5.0	213.8	6.3	166.7	5.4
Research and development (1)	107.2	5.3	73.5	3.8	215.4	6.3	170.1	5.5
General and administrative (1)	55.2	2.7	59.4	3.0	110.5	3.2	152.3	5.0
Restructuring costs	18.9	0.9	—	—	18.9	0.6	—	—
Depreciation and amortization	25.4	1.3	14.9	0.8	44.1	1.3	28.4	0.9
Total operating expenses	2,119.4	104.9	1,959.2	100.4	3,701.9	108.3	3,285.7	107.2
Loss from operations	(99.3)	(4.9)	(7.8)	(0.4)	(284.8)	(8.3)	(220.4)	(7.2)
Investment income, net	0.3	—	—	—	0.4	—	—	—
Interest expense	(0.7)	—	(0.6)	—	(1.4)	—	(1.1)	—
Loss before income taxes and equity in loss of unconsolidated entity	(99.7)	(4.9)	(8.4)	(0.4)	(285.8)	(8.4)	(221.5)	(7.2)
Benefit from income taxes	1.5	0.1	1.3	0.1	1.4	—	2.0	0.1
Equity in loss of unconsolidated entity	(2.9)	(0.1)	—	—	(5.0)	(0.1)	—	—
Net loss	(101.1)	(5.0)	(7.1)	(0.4)	(289.4)	(8.5)	(219.5)	(7.2)
Net (income) loss attributable to non-controlling interests	(0.1)	—	—	—	0.2	—	—	—
Net loss attributable to Compass, Inc.	$(101.2)	(5.0%)	$(7.1)	(0.4%)	$(289.2)	(8.5%)	$(219.5)	(7.2%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commissions and other related expense	$6.4	$11.7	$23.4	$56.3
Sales and marketing	11.2	8.6	21.9	17.6
Operations and support	4.1	2.8	8.4	7.8
Research and development	18.9	13.5	35.8	63.0
General and administrative	18.6	17.7	33.5	77.1
Total stock-based compensation expense	$59.2	$54.3	$123.0	$221.8

Stock-based compensation for the six months ended June 30, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Revenue	$2,020.1	$1,951.4	$68.7	3.5%	$3,417.1	$3,065.3	$351.8	11.5%
Revenue was $2,020.1 million and $3,417.1 million during the three and six months ended June 30, 2022, an increase of $68.7 million, or 3.5%, and $351.8 million, or 11.5%, compared to the prior year periods, respectively. These increases were primarily driven by an increase in the number of agents that joined our platform during 2021 and 2022, a higher volume of transactions from both new and existing agents and geographic expansion both within our existing and new markets. The Average Number of Principal Agents for the three and six months ended June 30, 2022 grew to 12,979 and 12,777, increases of 22.1% and 25.0% from the year ago periods, respectively. Total Transactions for the three and six months ended June 30, 2022 grew to 66,846 and 114,213, increases of 1.7% and 7.7% from the year ago periods, respectively.
Operating Expenses
Commissions and other related expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,652.9	$1,590.4	$62.5	3.9%	$2,799.3	$2,532.6	$266.7	10.5%
Percentage of revenue	81.8%	81.5%			81.9%	82.6%
Commissions and other related expense was $1,652.9 million and $2,799.3 million during the three and six months ended June 30, 2022, increases of $62.5 million, or 3.9%, and $266.7 million, or 10.5%, compared to the prior year periods, respectively. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $6.4 million and $23.4 million for the three and six months ended June 30, 2022 and $11.7 million and $56.3 million for the three and six months ended June 30, 2021, respectively. The decline in stock-based compensation expense for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 was primarily related to a one-time acceleration of stock-based compensation expense of $41.7 million incurred on March 31, 2021 in connection with our IPO, partially offset by stock-based compensation expense recognized in the six months ended June 30, 2022 in connection with the final vesting of the 2021 Agent Equity Program. Commissions and other related expense excluding such non-cash stock-based compensation expense was $1,646.5 million and $2,775.9 million, or 81.5% and 81.2% of revenue, for the three and six months ended June 30, 2022 and $1,578.7 million and $2,476.3 million, or 80.9% and 80.8% of revenue, for the three and six months ended June 30, 2021, respectively. The increase in absolute dollars of Commissions and other related expense, excluding the non-cash stock-based compensation, was primarily driven by our higher revenue. The unfavorable 60 and 40 basis points increase in Commissions and other related expense, excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, respectively, was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$154.9	$124.3	$30.6	24.6%	$299.9	$235.6	$64.3	27.3%
Percentage of revenue	7.7%	6.4%			8.8%	7.7%
Sales and marketing expense was $154.9 million and $299.9 million during the three and six months ended June 30, 2022, an increase of $30.6 million, or 24.6%, and $64.3 million, or 27.3%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $11.2 million and $21.9 million for the three and six months ended June 30, 2022 and $8.6 million and $17.6 million for the three and six months ended June 30, 2021, respectively. The increase in stock-based compensation expense during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was due to expense for awards related to the increased headcount, partially offset by a one-time acceleration of stock-based compensation expense of $1.8 million incurred on March 31, 2021 in connection with our IPO. Sales and marketing expense excluding such non-cash stock-based compensation expense was $143.7 million and $278.0 million, or 7.1% and 8.1% of revenue, for the three and six months ended June 30, 2022 and $115.7 million and $218.0 million, or 5.9% and 7.1% of revenue, for the three and six months ended June 30, 2021, respectively. The increase in absolute dollars and as a percentage of revenue, excluding the non-cash stock-based compensation expense during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was partially due to an increase in compensation and other personnel-related costs due to increased headcount and increased agent marketing and advertising.
Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Operations and support	$104.9	$96.7	$8.2	8.5%	$213.8	$166.7	$47.1	28.3%
Percentage of revenue	5.2%	5.0%			6.3%	5.4%
Operations and support expense was $104.9 million and $213.8 million during the three and six months ended June 30, 2022, an increase of $8.2 million, or 8.5%, and $47.1 million, or 28.3%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.1 million and $8.4 million for the three and six months ended June 30, 2022 and $2.8 million and $7.8 million for the three and six months ended June 30, 2021, respectively. The increase in stock-based compensation expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to increased expense for awards resulting from increased headcount, partially offset by a one-time acceleration of stock-based compensation expense of $3.1 million incurred on March 31, 2021 in connection with our IPO. Operations and support expense excluding such non-cash stock-based compensation expense was $100.8 million and $205.4 million, or 5.0% and 6.0% of revenue, for the three and six months ended June 30, 2022 and $93.9 million and $158.9 million, or 4.8% and 5.2% of revenue, for the three and six months ended June 30, 2021, respectively. The increase in both absolute dollars and as a percentage of revenue, excluding such non-cash stock based compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount and costs associated with the various acquisitions completed during the year ended December 31, 2021.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Research and development	$107.2	$73.5	$33.7	45.9%	$215.4	$170.1	$45.3	26.6%
Percentage of revenue	5.3%	3.8%			6.3%	5.5%
Research and development expense was $107.2 million and $215.4 million during the three and six months ended June 30, 2022, an increase of $33.7 million, or 45.9%, and $45.3 million, or 26.6%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $18.9 million and $35.8 million for the three and six months ended June 30, 2022 and $13.5 million and $63.0 million for the three and six months ended June 30, 2021, respectively. The increase in stock-based compensation expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by increased expense for awards resulting from increased headcount. The decrease in stock-based compensation expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to a one-time acceleration of stock-based compensation expense of $46.9 million incurred on March 31, 2021 in connection with our IPO partially offset by increased expense for awards resulting from increased headcount. Research and development expense excluding such non-cash stock-based compensation expense was $88.3 million and $179.6 million, or 4.4% and 5.3% of revenue, for the three and six months ended June 30, 2022 and $60.0 million and $107.1 million, or 3.1% and 3.5% of revenue, for the three and six months ended June 30, 2021, respectively. The increase in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
General and administrative	$55.2	$59.4	$(4.2)	(7.1%)	$110.5	$152.3	$(41.8)	(27.4%)
Percentage of revenue	2.7%	3.0%			3.2%	5.0%
General and administrative expense was $55.2 million and $110.5 million during the three and six months ended June 30, 2022, a decrease of $4.2 million, or 7.1%, and $41.8 million, or 27.4%, compared to the prior year periods, respectively. Included in General and administrative expense were non-cash expenses related to stock-based compensation of $18.6 million and $33.5 million for the three and six months ended June 30, 2022 and $17.7 million and $77.1 million for the three and six months ended June 30, 2021, respectively. While stock-based compensation expense for the three months ended June 30, 2022 compared to the same period in 2021 remained relatively flat, the decrease in stock-based compensation expense for the six months ended June 30, 2022 as compared to the year ago period was primarily due to a one-time acceleration of stock-based compensation expense of $55.0 million incurred on March 31, 2021 in connection with our IPO, partially offset by increased expense for awards resulting from increased headcount. General and administrative expense excluding such non-cash stock-based compensation expense was $36.6 million and $77.0 million, or 1.8% and 2.3% of revenue, for the three and six months ended June 30, 2022 and $41.7 million and $75.2 million, or 2.1% and 2.5% of revenue, for the three and six months ended June 30, 2021, respectively. General and administrative expense excluding such non-cash stock based-compensation expense was relatively flat when compared to the prior year periods.

Restructuring costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$18.9	$—	$18.9	100.0%	$18.9	$—	$18.9	100.0%
Percentage of revenue	0.9%	—%			0.6%	—%
Restructuring costs in the three and six months ended June 30, 2022 primarily consist of costs associated with a workforce reduction plan and a wind-down of Modus Technologies, Inc., a wholly-owned title and escrow software company.

Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$25.4	$14.9	$10.5	70.5%	$44.1	$28.4	$15.7	55.3%
Percentage of revenue	1.3%	0.8%			1.3%	0.9%
Depreciation and amortization expense increased by $10.5 million, or 70.5%, and $15.7 million, or 55.3%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The increase was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2021.
Investment income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$0.3	$—	$0.3	100.0%	$0.4	$—	$0.4	100.0%
Investment income, net was not meaningful during the three and six months ended June 30, 2022 and 2021 as a result of low average interest rates on our short-term interest-bearing investments.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(0.7)	$(0.6)	$(0.1)	16.7%	$(1.4)	$(1.1)	$(0.3)	27.3%
Interest expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. This amount was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities.

Benefit from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$1.5	$1.3	$0.2	15.4%	$1.4	$2.0	$(0.6)	(30.0%)
Benefit from income taxes increased by $0.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. For the six months ended June 30, 2022 benefit from income taxes decreased by $0.6 million when compared to the six months ended June 30, 2021. The decrease resulted from a reduction in current year acquisition related activities.
Equity in loss of unconsolidated entity

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(2.9)	$—	$(2.9)	100.0%	$(5.0)	$—	$(5.0)	100.0%
During the three and six months ended June 30, 2022, equity in losses of unconsolidated entity was $2.9 million and $5.0 million, respectively, from our 49.9% ownership in OriginPoint, LLC, a joint venture we formed with Guaranteed Rate, Inc. in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Transactions	66,846	65,743	114,213	106,011
Gross Transaction Value (in billions)	$76.8	$77.0	$130.5	$120.8
Average Number of Principal Agents	12,979	10,629	12,777	10,221
Net loss attributable to Compass, Inc. (in millions)	$(101.2)	$(7.1)	$(289.2)	$(219.5)
Net loss attributable to Compass, Inc. margin	(5.0%)	(0.4%)	(8.5%)	(7.2%)
Adjusted EBITDA(1) (in millions)	$4.2	$71.3	$(92.5)	$40.7
Adjusted EBITDA margin(1)	0.2%	3.7%	(2.7%)	1.3%
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

Our Total Transactions for the three and six months ended June 30, 2022 were 66,846 and 114,213, representing an increase of 1.7% and 7.7% from the year ago periods, respectively. These increases were due to a combination of agent additions and enhanced productivity from the platform.
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
Our Gross Transaction Value for the three months ended June 30, 2022 remained relatively flat at $76.8 billion and increased 8.0% from the year ago period in the six months ended June 30, 2022 to $130.5 billion.
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
Our Average Number of Principal Agents for the three and six months ended June 30, 2022 was 12,979 and 12,777, representing increases of 22.1% and 25.0% from the year ago periods, respectively. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs and (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Compass, Inc.	$(101.2)	$(7.1)	$(289.2)	$(219.5)
Adjusted to exclude the following:
Depreciation and amortization	25.4	14.9	44.1	28.4
Investment income, net	(0.3)	—	(0.4)	—
Interest expense	0.7	0.6	1.4	1.1
Stock-based compensation	59.2	54.3	123.0	221.8
Benefit from income taxes	(1.5)	(1.3)	(1.4)	(2.0)
Restructuring costs	18.9	—	18.9	—
Acquisition-related expenses(1)	3.0	9.9	11.1	10.9
Adjusted EBITDA	$4.2	$71.3	$(92.5)	$40.7
Net loss attributable to Compass, Inc. margin	(5.0%)	(0.4%)	(8.5%)	(7.2%)
Adjusted EBITDA margin	0.2%	3.7%	(2.7%)	1.3%
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was income of $4.2 million and a loss of $92.5 million during the three and six months ended June 30, 2022 compared to income of $71.3 million and $40.7 million during the three and six months ended June 30, 2021, respectively. The decrease in Adjusted EBITDA during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the growth in operating expenses as a percentage of revenue resulting from investments in research and development, continued geographic expansion into new markets and a slow down in revenue resulting from the current slowdown in the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on U.S. Residential Real Estate Market and Our Business - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The following tables provide supplemental information to the Reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA presented above. These tables identify how certain Operating expenses related financial statement line items contained within the accompanying condensed consolidated statements of operations elsewhere in this Quarterly Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Three Months Ended June 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,652.9	$154.9	$104.9	$107.2	$55.2
Adjusted to exclude the following:
Stock-based compensation	(6.4)	(11.2)	(4.1)	(18.9)	(18.6)
Acquisition-related expenses	—	—	(3.0)	—	—
Non-GAAP Basis	$1,646.5	$143.7	$97.8	$88.3	$36.6

	Three Months Ended June 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,590.4	$124.3	$96.7	$73.5	$59.4
Adjusted to exclude the following:
Stock-based compensation	(11.7)	(8.6)	(2.8)	(13.5)	(17.7)
Acquisition-related expenses	—	—	(9.9)	—	—
Non-GAAP Basis	$1,578.7	$115.7	$84.0	$60.0	$41.7

	Six Months Ended June 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,799.3	$299.9	$213.8	$215.4	$110.5
Adjusted to exclude the following:
Stock-based compensation	(23.4)	(21.9)	(8.4)	(35.8)	(33.5)
Acquisition-related expenses	—	—	(11.1)	—	—
Non-GAAP Basis	$2,775.9	$278.0	$194.3	$179.6	$77.0

	Six Months Ended June 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,532.6	$235.6	$166.7	$170.1	$152.3
Adjusted to exclude the following:
Stock-based compensation	(56.3)	(17.6)	(7.8)	(63.0)	(77.1)
Acquisition-related expenses	—	—	(10.9)	—	—
Non-GAAP Basis	$2,476.3	$218.0	$148.0	$107.1	$75.2

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of June 30, 2022, we had cash and cash equivalents of $430.5 million and an accumulated deficit of $1.9 billion.

We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as we continue to invest in the expansion of our business, including adjacent services and other new revenue streams, research and development and sales and marketing activities, as well as the result of the current or future slowdown in the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on U.S. Residential Real Estate Market and Our Business - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We believe our existing cash and cash equivalents, the Concierge Facility (which, as disclosed in the footnotes to the condensed consolidated financial statements, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our expansion into new geographic markets, continued investment in adjacent services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition” included in the 2021 Form 10-K.
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of June 30, 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(120.3)	$44.1
Net cash used in investing activities	(68.9)	(123.9)
Net cash provided by financing activities	1.4	450.4
Net (decrease) increase in cash and cash equivalents	$(187.8)	$370.6
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $120.3 million. The outflow was primarily due to a $289.4 million Net loss adjusted for $175.7 million of non-cash charges and cash outflows due to changes in assets and liabilities of $6.6 million.

For the six months ended June 30, 2021, net cash provided by operating activities was $44.1 million. The inflow was primarily due to a $219.5 million Net loss adjusted for $256.5 million of non-cash charges and cash inflows due to changes in assets and liabilities of $7.1 million.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $68.9 million consisting of $41.4 million in capital expenditures, $15.0 million in payments for acquisitions, net of cash acquired, and $12.5 million for investments in an unconsolidated entity. The investments in an unconsolidated entity represents capital contributions in OriginPoint, LLC, the joint venture we formed with Guaranteed Rate in July 2021.
During the six months ended June 30, 2021, net cash used in investing activities was $123.9 million consisting of $103.8 million in payments for acquisitions, net of cash acquired, and $20.1 million in capital expenditures.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $1.4 million primarily consisting of $14.2 million in net proceeds from drawdowns and repayments on the Concierge Facility and $7.7 million in proceeds from the exercise of stock options, partially offset by $13.8 million in taxes paid related to net share settlement of equity awards and $6.7 million in payments related to acquisitions, including contingent consideration.
During the six months ended June 30, 2021, net cash provided by financing activities was $450.4 million, primarily consisting of $439.6 million in net proceeds from the issuance of common stock upon our initial public offering, $16.2 million in proceeds from the exercise and early exercise of stock options and $2.7 million in net proceeds from drawdowns and repayments on the Concierge Facility, partially offset by $6.7 million in payments of contingent consideration related to acquisitions and $1.4 million in paid deferred debt issuance costs relating to the Revolving Credit Facility.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $259.0 million and $172.1 million as of June 30, 2022 and December 31, 2021, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2022 consisted of $430.5 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subjected to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the Term SOFR plus a credit adjustment spread of 0.11448%, plus a margin of 2.35%. As of June 30, 2022, we had a total outstanding balance of $30.4 million under these debt facilities. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include adding experienced personnel as well as improving the control environment around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through June 30, 2022:

• hired a Vice President of Internal Audit to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;

•hired a Senior Manager of IT Internal Audit to work directly with IT leadership in its design and implementation of IT related internal controls over financial reporting;

• walked through our key financial business processes and financial systems, tested the design of key controls, and developed detailed action plans to address deficiencies; and

• engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting.

The following are remedial actions that management is undertaking for the remainder of 2022:

• complete the evaluation of our internal controls over financial reporting with respect to operating effectiveness;

• formalize our accounting policies, including training relevant personnel, related to, but not limited to, account reconciliations and manual journal entries; and

• continue to roll out formalized IT procedures and controls for key financial systems, including training relevant personnel, related to segregation of duties, user access, data interfaces, change management, and program development.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require testing of the operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their operating effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From April 1, 2022 through June 30, 2022, we offered, sold and issued the following unregistered securities:
(1) an aggregate of 302,178 shares of Class A common stock held by the Company's founder and Chief Executive Officer, Robert Reffkin, were exchanged for an equivalent number of shares of Class C common stock pursuant to the Equity Exchange Right Agreement;
(2) an aggregate of 263,176 shares of Class C common stock (the "Class C shares") automatically converted into 263,176 shares of Class A common stock upon transfer of the Class C shares from the Company's founder and Chief Executive Officer, Robert Reffkin, to certain other shareholders pursuant to our Restated Certificate of Incorporation; and
(3) an aggregate of 123,852 shares of Class A common stock was issued in connection with our acquisition of a certain company and as consideration to individuals who were former service providers and stockholders of such company.
The offer, sale and issuance of the securities above were deemed to be exempt from registration under the Securities Act in reliance upon Section 3(a)(9) and Section 4 (a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipient of the securities in each of these transactions represented his intentions to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Description of Greg Hart’s (Chief Operating Officer) Promotion Award

On August 10, 2022, in recognition of Mr. Hart’s promotion as the Company’s Chief Operating Officer announced on May 10, 2022 and his service in this role, the Compensation Committee of the Board of Directors approved an incentive award valued at approximately $3 million to be granted in the form of four time-based restricted stock unit awards (the “RSU Grants”), subject to Mr. Hart’s continuous employment with the Company on each applicable grant date. The first of the four RSU Grants was awarded on August 10, 2022, represents the right to receive 145,385 shares of the Company’s Class A common stock and will vest as to 25% of the grant on August 15, 2022 and quarterly thereafter, with 100% of the grant vesting on May 15, 2023. The Company has also committed to either (i) granting each of the other three RSU Grants in each of June 2023, June 2024 and June 2025, which will represent the right to receive a certain number of shares of the Company’s Class A common stock, calculated by dividing $750,000 by the trailing 30-day average closing trading price of the Company’s Class A common stock on the New York Stock Exchange for the period ending on, and including, the respective grant date of each RSU Grant, in each case vesting over one year with 25% of each RSU Grant vesting quarterly, or (ii) making a $750,000 cash payment in lieu of each of the RSU Grants to be paid in each of 2023, 2024 and 2025, as determined solely in the Company’s discretion and so long as Mr. Hart is continuously employed by the Company.

Appointment of Robert Reffkin, current Chief Executive Officer, as an Interim Principal Financial Officer

On August 15, 2022, the Board of Directors appointed Robert Reffkin, current Chief Executive Officer, to serve in the additional role of interim principal financial officer of the Company, effective as of September 3, 2022, until a permanent Chief Financial Officer is appointed. The Company previously announced that Kristen Ankerbrandt, the Company’s current Chief Financial Officer, will resign effective September 2, 2022, and the Company is conducting a search for a permanent Chief Financial Officer.

Mr. Reffkin’s biographical and other information as required by Item 5.02(c)(2) of Form 8-K has been disclosed by the Company in its Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022, which information is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022.					X

10.2	Separation Agreement between the Registrant and Kristen Ankerbrandt, dated as of August 2, 2022.					X

10.3	Promotion Award Letter Agreement between the Registrant and Greg Hart, dated as of August 10, 2022.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: August 15, 2022	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Kristen Ankerbrandt
Kristen Ankerbrandt
Chief Financial Officer
(Principal Financial Officer)
i