Form 10-Q
period 2022-09-30
Compass, Inc.
filed 2022-11-14
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 2, 2022, there were 435,473,094 shares of the registrant’s common stock outstanding.

Compass, Inc.

		Page
Special Note Regarding Forward-Looking Statements		3
PART I.	FINANCIAL INFORMATION	5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
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
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations page on our website under the heading “Governance.”
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
•any changes in macroeconomic conditions in U.S. and globally (e.g., inflation), geopolitical events (e.g., conflict in Ukraine) and any changes in U.S. residential real estate, title insurance, escrow services and residential mortgage origination services market conditions (e.g., changes in monetary policies, increases in mortgage interest rates, continued limited inventory, slowed consumer demand, reduced home affordability and declines in price appreciation and home prices);
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
•our ability, and ability of our joint ventures, to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the U.S. and, if and as applicable, internationally; and
•economic and industry trends, growth forecasts, or trend analysis.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$354.9	$618.3
Accounts receivable, net of allowance of $8.0 and $7.1, respectively	34.2	48.5
Compass Concierge receivables, net of allowance of $15.6 and $17.3, respectively	60.2	32.9
Other current assets	92.5	94.9
Total current assets	541.8	794.6
Property and equipment, net	196.7	157.4
Operating lease right-of-use assets	490.1	484.7
Intangible assets, net	107.7	127.2
Goodwill	198.5	188.3
Other non-current assets	54.3	48.4
Total assets	$1,589.1	$1,800.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$44.7	$34.6
Commissions payable	66.1	63.9
Accrued expenses and other current liabilities	204.9	240.9
Current lease liabilities	91.7	81.5
Concierge credit facility	36.5	16.2
Total current liabilities	443.9	437.1
Non-current lease liabilities	494.3	483.0
Other non-current liabilities	9.3	32.9
Total liabilities	947.5	953.0
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at September 30, 2022 and December 31, 2021; 434,068,619 shares issued and outstanding at September 30, 2022; 409,267,751 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	2,676.3	2,438.8
Accumulated deficit	(2,038.4)	(1,595.0)
Total Compass, Inc. stockholders’ equity	637.9	843.8
Non-controlling interest	3.7	3.8
Total stockholders' equity	641.6	847.6
Total liabilities and stockholders’ equity	$1,589.1	$1,800.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,493.7	$1,743.6	$4,910.8	$4,808.9
Operating expenses:
Commissions and other related expense	1,218.0	1,430.6	4,017.3	3,963.2
Sales and marketing	144.4	130.6	444.3	366.2
Operations and support	95.1	97.0	308.9	263.7
Research and development	81.5	89.7	296.9	259.8
General and administrative	56.5	79.5	167.0	231.8
Restructuring costs	29.0	—	47.9	—
Depreciation and amortization	21.0	16.7	65.1	45.1
Total operating expenses	1,645.5	1,844.1	5,347.4	5,129.8
Loss from operations	(151.8)	(100.5)	(436.6)	(320.9)
Investment income, net	1.1	0.1	1.5	0.1
Interest expense	(0.9)	(0.7)	(2.3)	(1.8)
Loss before income taxes and equity in loss of unconsolidated entity	(151.6)	(101.1)	(437.4)	(322.6)
Benefit from income taxes	—	1.3	1.4	3.3
Equity in loss of unconsolidated entity	(2.5)	—	(7.5)	—
Net loss	(154.1)	(99.8)	(443.5)	(319.3)
Net (income) loss attributable to non-controlling interests	(0.1)	—	0.1	—
Net loss attributable to Compass, Inc.	$(154.2)	$(99.8)	$(443.4)	$(319.3)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.36)	$(0.25)	$(1.04)	$(1.06)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	432,459,739	392,979,596	425,338,530	300,303,624
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
For the three months ended September 30, 2022:
Balances at June 30, 2022	—	$—	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
Net loss	—	—	—	—	—	(154.2)	(154.2)	0.1	(154.1)
Issuance of common stock in connection with acquisitions	—	—	211,400	—	1.2	—	1.2	—	1.2
Issuance of common stock upon exercise of stock options	—	—	417,056	—	0.9	—	0.9	—	0.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	2,904,225	—	(5.7)	—	(5.7)	—	(5.7)
Vesting of early exercised stock options	—	—	—	—	3.1	—	3.1	—	3.1
Issuance of common stock under the Employee Stock Purchase Plan	—	—	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	38.1	—	38.1	—	38.1
Balances at September 30, 2022	—	$—	434,068,619	$—	$2,676.3	$(2,038.4)	$637.9	$3.7	$641.6
For the three months ended September 30, 2021:
Balances at June 30, 2021	—	$—	394,419,967	$—	$2,395.9	$(1,320.4)	$1,075.5	$—	$1,075.5
Net loss	—	—	—	—	—	(99.8)	(99.8)	(0.3)	(100.1)
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	5.0	5.0
Issuance of common stock upon exercise and early exercise of stock options	—	—	4,662,596	—	2.9	—	2.9	—	2.9
Vesting of early exercised stock options	—	—	—	—	1.3	—	1.3	—	1.3
Stock-based compensation	—	—	—	—	45.3	—	45.3	—	45.3
Balances at September 30, 2021	—	$—	399,082,563	$—	$2,445.4	$(1,420.2)	$1,025.2	$4.7	$1,029.9
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
For the nine months ended September 30, 2022:
Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	—	—	(443.4)	(443.4)	(0.1)	(443.5)
Issuance of common stock in connection with acquisitions	—	—	335,252	—	2.0	—	2.0	—	2.0
Issuance of common stock upon exercise of stock options	—	—	3,949,244	—	8.6	—	8.6	—	8.6
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	6,328,555	—	(19.5)	—	(19.5)	—	(19.5)
Vesting of early exercised stock options	—	—	—	—	5.3	—	5.3	—	5.3
Issuance of common stock in connection with the 2021 Agent Equity Program	—	—	13,608,896	—	100.0	—	100.0	—	100.0
Issuance of common stock under the Employee Stock Purchase Plan	—	—	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	138.8	—	138.8	—	138.8
Balances at September 30, 2022	—	$—	434,068,619	$—	$2,676.3	$(2,038.4)	$637.9	$3.7	$641.6
For the nine months ended September 30, 2021:
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	(319.3)	(319.3)	(0.3)	(319.6)
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	5.0	5.0
Issuance of common stock in connection with acquisitions	—	—	855,740	—	10.1	—	10.1	—	10.1
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	67.6	—	67.6
Conversion of convertible preferred stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of offering costs	—	—	26,296,438	—	438.7	—	438.7	—	438.7
Issuance of common stock upon exercise and early exercise of stock options	—	—	10,004,310	—	14.1	—	14.1	—	14.1
Vesting of early exercised stock options	—	—	—	—	3.8	—	3.8	—	3.8
Stock-based compensation	—	—	—	—	254.0	—	254.0	—	254.0
Balances at September 30, 2021	—	$—	399,082,563	$—	$2,445.4	$(1,420.2)	$1,025.2	$4.7	$1,029.9
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(443.5)	$(319.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	65.1	45.1
Stock-based compensation	173.1	292.9
Equity in loss of unconsolidated entity	7.5	—
Change in acquisition related contingent consideration	(1.9)	(4.4)
Bad debt expense	5.2	8.9
Amortization of debt issuance costs	0.7	0.9
Changes in operating assets and liabilities:
Accounts receivable	11.1	1.6
Compass Concierge receivables	(29.1)	(7.1)
Other current assets	1.8	(29.6)
Other non-current assets	1.9	(13.4)
Operating lease right-of-use assets and operating lease liabilities	5.8	1.6
Accounts payable	5.9	(2.4)
Commissions payable	2.2	8.8
Accrued expenses and other liabilities	20.3	64.7
Net cash (used in) provided by operating activities	(173.9)	48.3
Investing Activities
Investment in unconsolidated entity	(15.0)	—
Capital expenditures	(56.9)	(33.6)
Payments for acquisitions, net of cash acquired	(15.0)	(127.3)
Net cash used in investing activities	(86.9)	(160.9)
Financing Activities
Proceeds from exercise and early exercise of stock options	8.6	19.1
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2.3	—
Taxes paid related to net share settlement of equity awards	(19.5)	—
Proceeds from drawdowns on Concierge credit facility	47.0	29.6
Repayments of drawdowns on Concierge credit facility	(26.7)	(19.3)
Payments related to acquisitions, including contingent consideration	(13.9)	(8.2)
Payments of debt issuance costs for credit facilities	(0.4)	(1.9)
Proceeds from capital contribution of non-controlling interest	—	5.0
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	439.6
Net cash (used in) provided by financing activities	(2.6)	463.9
Net (decrease) increase in cash and cash equivalents	(263.4)	351.3
Cash and cash equivalents at beginning of period	618.3	440.1
Cash and cash equivalents at end of period	$354.9	$791.4
Supplemental disclosures of cash flow information:
Cash paid for interest	$1.5	$0.7
Supplemental non-cash information:
Issuance of common stock for acquisitions	$2.0	$10.1
Conversion of convertible preferred stock in connection with initial public offering	$—	$1,419.1
Conversion of Series D convertible preferred stock	$—	$67.6
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

Liquidity

Since inception, the Company has primarily generated negative cash flows from operations and has primarily financed operations from net proceeds from the issuance of convertible preferred stock and common stock. In addition, a number of macroeconomic conditions, including rising inflation and rapidly rising mortgage interest rates, have contributed to a slowdown in the U.S. residential real estate market, which has had an adverse impact on the Company’s business and may continue to adversely impact the Company’s business in the future.
The Company has a Revolving Credit Facility, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of September 30, 2022, the Company had $318.2 million available to be drawn under the Revolving Credit Facility and was in compliance with each of the financial and non-financial covenants. See Note 5 — "Debt" for further details.
During the nine months ended September 30, 2022, the Company announced various restructuring actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The actions are expected to reduce the Company's annual cash operating expense levels to between $1.05 billion to $1.15 billion for the year ended December 31, 2023. This target expense level excludes Commission and other related expense, Depreciation and amortization and stock-based compensation expense. See Note 12 — "Restructuring Activities" for further details.
As of September 30, 2022 and December 31, 2021, the Company held cash and cash equivalents of approximately $354.9 million and $618.3 million, respectively. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility, and future operations to sustain its business operations for the next twelve months and beyond.
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
Stock-Based Compensation
The Company issues stock-based awards to employees, affiliated agents, service providers and board members. The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized on a straight-line basis over the service period based on the vesting requirements. The Company recognizes forfeitures as they occur.
For stock options, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the fair value of common stock, (ii) the expected stock price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends.
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
RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs granted since 2020 associated with the Agent Equity Program, which vested immediately on the date of grant. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. The fair value of these RSUs was measured based on the fair value of the Company’s common stock on the grant date and began to be recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition had been achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business and Basis of Presentation—Initial Public Offering.”
Beginning in December 2020, the Company began granting RSUs that vest upon the satisfaction of only a service-based vesting condition that generally ranges from one to five years. The fair value of these RSUs is measured based on the fair value of the Company’s common stock on the grant date and will be recognized as expense on a straight-line basis as the required service-based vesting condition is satisfied.
For RSUs to be granted in connection with the Agent Equity Program, the Company determines the value of the stock-based compensation expense at the time the underlying commission is earned and begins to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense is recorded as a liability and will be reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs are granted. RSUs granted in connection with the Agent Equity Program are granted in the first quarter of the calendar year following the year in which the underlying commissions were earned.
On a limited basis, the Company has issued stock options and RSUs that contain service-based, performance-based and market-based vesting conditions that include stock price targets to be met. Such awards are valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.

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
3.    Acquisitions
During the nine months ended September 30, 2022, the Company completed the acquisition of 100% of the ownership interests in a title insurance and escrow settlement services company and acquired the assets of a small real estate brokerage. The purpose of these acquisitions was to expand the Company’s title and escrow offerings and to expand its existing brokerage business in key domestic markets. The Company has accounted for these acquisitions as business combinations.

Total Consideration

The total consideration for acquisitions completed during the nine months ended September 30, 2022 comprised $12.1 million of cash, net of cash acquired, $0.8 million in Class A common stock of the Company and up to $3.6 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2029. Future cash payments were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets.

The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: customer relationships of $8.1 million; trademark intangible assets of $1.1 million; $1.0 million of other current and non-current assets; and $2.5 million of current and non-current liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $8.8 million. Acquired intangible assets are being amortized over their estimated useful lives of approximately 3 to 5 years.

None of the goodwill recorded during the nine months ended September 30, 2022 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $2.6 million dependent on the payment of certain holdbacks and acquisition-related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.

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
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $4.7 million of the obligations as of September 30, 2022 are fixed in value. As of September 30, 2022, the undiscounted maximum payment under these arrangements was $15.5 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Opening balance	$21.7	$33.0	$24.4	$39.8
Acquisitions	—	0.7	3.6	5.4
Payments and issuances	(4.6)	(2.7)	(10.6)	(13.7)
Fair value gains included in net loss	(1.6)	(3.9)	(1.9)	(4.4)
Closing balance	$15.5	$27.1	$15.5	$27.1
Other Acquisition Related Compensation
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of September 30, 2022, the Company expects to pay up to an additional $37.2 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended September 30, 2022 and 2021, the Company recognized $3.2 million and $7.5 million, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized $14.6 million and $18.9 million, respectively, in compensation expense within Operations and support in the condensed consolidated statements of operations related to these arrangements.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $354.9 million and $618.3 million as of September 30, 2022 and December 31, 2021, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $15.5 million and $24.4 million as of September 30, 2022 and December 31, 2021, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and nine months ended September 30, 2022 and 2021. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities	$9.5	$12.9
Other non-current liabilities	6.0	11.5
Total contingent consideration	$15.5	$24.4
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
5.    Debt
Concierge Credit Facility

In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”) to among other things, extend the revolving period to July 28, 2022, lower the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lower the annual commitment fee to 0.35% if the A&R Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). On August 5, 2022, the Company further amended and restated the Concierge Facility (the “Second A&R Concierge Facility”) to among other things extend the revolving period to August 4, 2023, replace the LIBOR benchmark with Term SOFR plus a credit adjustment spread of 0.11448% and make certain other technical adjustments. The applicable margin on the Second A&R Concierge Facility increased from 1.85% to 2.35%. The annual commitment fee as described in the preceding sentences remained the same. The interest rate on the Concierge Facility was 5.95% as of September 30, 2022. Pursuant to the Second A&R Concierge Facility, the principal amount, if any, is payable in full in February 2024, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Second A&R Concierge Facility without premium or penalty prior to maturity. The Second A&R Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Second A&R Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Second A&R Concierge Facility. As of September 30, 2022, the Company was in compliance with the covenants under the Second A&R Concierge Facility.
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent, and certain other lenders. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit, which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $31.8 million.

The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $2,418.0 million during 2022, $3,799.0 million during 2023 and $4,668.0 million thereafter. As of September 30, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Realogy Holdings Corp., et al v. Urban Compass, Inc. and Compass Inc.
In July 2019, Realogy Holdings Corp., NRT New York LLC (“Corcoran”) and many of its related entities (collectively, “Plaintiffs”) filed a complaint against the Company in the New York Supreme Court (the "Court"). The complaint alleges various violations of New York and California state law related to claims of unfair competition and seeks unspecified damages. The Company filed a Motion to Dismiss in September 2019. In September 2019, Plaintiffs filed an amended complaint, removing one claim and adding a claim for defamation. In November 2019, the Company moved to compel arbitration related to claims asserted by Corcoran and moved to dismiss all of the counts. In June 2020, the Court denied the motion to dismiss and denied the motion to compel arbitration as moot, granting Plaintiffs leave to amend the complaint as to claims asserted by Corcoran without prejudice to the Defendants' ability to move to compel or dismiss the second amended complaint.

On July 3, 2020, Plaintiffs filed their second amended complaint. On December 18, 2020, the Court denied the Company’s motion to compel arbitration on Plaintiffs’ second amended complaint without prejudice. Defendants’ answer to the second amended complaint and counterclaims were filed on January 28, 2021. Additionally, the Company filed its appeal of the lower Court’s denial of the Company’s motion to dismiss and motion to compel arbitration on February 1, 2021. On June 1, 2021, the First Department affirmed the lower Court’s denial of the Company’s motion to compel arbitration. On September 28, 2022, the Company and Plaintiffs executed an agreement to resolve the matter. During the three months ended September 30, 2022, the Company recognized an expense of $10.5 million within General and administrative expense in the accompanying consolidated statements of operations in connection with this matter.

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2022 and December 31, 2021, the Company was contingently liable for $49.2 million and $54.5 million, respectively, under these letters of credit. As of September 30, 2022, $31.8 million and $17.4 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $186.1 million and $172.1 million as of September 30, 2022 and December 31, 2021, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of September 30, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
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
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500.0 million shares of Class A common stock, 1,250.0 million shares of Class B common stock and 100.0 million shares of Class C common stock. As of September 30, 2022 and December 31, 2021, the Company has three classes of common stock: Class A common stock, Class B common stock and Class C common stock. Each class has par value of $0.00001.
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	416,054,008	416,054,008
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,014,611	18,014,611
Total	13,850,000,000	434,068,619	434,068,619

	December 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	391,912,514	391,912,514
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,355,237	17,355,237
Total	13,850,000,000	409,267,751	409,267,751
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2022, the shares available for future grants were increased by an additional 20.5 million shares as a result of the annual increase provision described above. As of September 30, 2022, there were 37.9 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The ESPP initially authorized the issuance of 7.4 million shares of common stock and effective January 1, 2022, the authorized shares increased by 3.9 million shares as a result of the annual increase provision described above. As of September 30, 2022, 10.7 million shares of Class A common stock remain available for grant under the ESPP.

The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the three and nine months ended September 30, 2022, the Company issued 0.6 million shares of Class A common stock under the ESPP.
The Company recognized $0.7 million and $1.7 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $0.7 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2021	54,525,539	$5.30	7.1	$221.3
Granted	324,128	5.00
Exercised	(3,949,244)	2.15
Forfeited	(3,347,152)	6.89
Balance as of September 30, 2022	47,553,271	$5.45	6.2	$8.5
Exercisable and vested at September 30, 2022	35,623,436	$4.59	5.6	$8.5
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $2.32 and $9.09 as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, the intrinsic value of options exercised was $20.1 million and $97.6 million, respectively.
Early Exercise of Stock Options
A majority of the stock options granted under the 2012 Plan originally provided option holders the right to elect to exercise unvested options in exchange for restricted common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service until the stock options are fully vested at the lesser of the original issuance price or the fair value of the Company’s common stock.
As of September 30, 2022, 0.1 million shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheets was $0.6 million and $0.2 million, respectively, as of September 30, 2022. Amounts recorded are transferred into Common stock and Additional paid-in capital within the condensed consolidated balance sheets as the shares vest. During the nine months ended September 30, 2022, no stock options were early exercised.

Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	54,517,930	$10.29
Granted	32,008,264	7.09
Vested and converted to common stock (1)	(23,234,043)	9.05
Forfeited	(16,935,124)	11.26
Balance as of September 30, 2022	46,357,027	$8.35
(1)During the nine months ended September 30, 2022, the Company net settled all RSUs through which it issued an aggregate of 23.2 million shares of Class A common stock and withheld an aggregate of 3.3 million shares of Class A common stock to satisfy $19.5 million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above are 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions that remain outstanding as of September 30, 2022. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSUs will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSUs will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
Agent Equity Program
In connection with the 2021 Agent Equity Program, the Company recognized a total of $100.0 million in stock-based compensation expense of which $84.8 million was recognized during the year ended December 31, 2021 and $15.2 million was recognized during the nine months ended September 30, 2022. In February 2022, the Company granted 13.6 million RSUs, which immediately vested and converted to Class A common stock in connection with the 2021 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $100.0 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted.
For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense and an associated liability of $19.4 million in connection with RSUs to be granted as a part of the 2022 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commissions and other related expense	$12.7	$26.3	$36.1	$82.6
Sales and marketing	10.8	10.3	32.7	27.9
Operations and support	3.9	4.5	12.3	12.3
Research and development	9.4	13.2	45.2	76.2
General and administrative	13.3	16.8	46.8	93.9
Total stock-based compensation expense	$50.1	$71.1	$173.1	$292.9
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
As of September 30, 2022, unrecognized stock-based compensation expense totaled $367.2 million and is expected to be recognized over a weighted-average period of 2.6 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes

The Company recognized no benefit from income taxes for the three months ended September 30, 2022 and a benefit of $1.4 million for the nine months ended September 30, 2022. Additionally, the Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized a benefit from income taxes of $1.3 million and $3.3 million, respectively, for the three and nine months ended September 30, 2021.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company does not have any amount recorded related to uncertain tax positions as of the period ended September 30, 2022 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Compass, Inc.	$(154.2)	$(99.8)	$(443.4)	$(319.3)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	432,459,739	392,979,596	425,338,530	300,303,624
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.36)	$(0.25)	$(1.04)	$(1.06)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	47,553,271	58,488,132	47,553,271	58,488,132
Outstanding RSUs	46,357,027	59,482,502	46,357,027	59,482,502
Shares subject to the Employee Stock Purchase Plan	733,515	—	733,515	—
Unvested early exercised stock options	135,360	1,181,720	135,360	1,181,720
Unvested common stock	156,252	574,926	156,252	574,926
Total	94,935,425	119,727,280	94,935,425	119,727,280
11.    Compass Concierge Receivables and Allowance for Credit Losses
In 2018, the Company launched the Compass Concierge Program for home sellers who have engaged Compass as their exclusive listing agent. The initial program was based on a services model (“Concierge Classic”) provided by Compass Concierge, LLC (“Compass Concierge”), which included items such as consultation on suggested cosmetic updates or modifications to a specific property or guidance on securing licensed contractors or vendors to perform non-structural property improvements. The Concierge Classic program provided for the payment of the up-front costs of specified home improvement services provided by unrelated vendors. During the three months ended September 30, 2022, the Company substantially ceased providing new payments under the Concierge Classic program.
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any revenue or earn any fees from the Compass Concierge program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge program.

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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of September 30, 2022 and December 31, 2021, the amount of outstanding Concierge Receivables related to unsold properties was approximately 98% and 96%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) the termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for credit losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions, such as the impact of COVID-19 and related economic uncertainty surrounding the pandemic, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and nine months ended September 30, 2022 (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning of period	$16.3	$17.3
Allowances	0.2	1.8
Net write-offs and other	(0.9)	(3.5)
End of period	$15.6	$15.6
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of September 30, 2022 (in millions):

September 30, 2022
Current	$69.4
31-90 days past due	1.7
Over 90 days past due	4.7
Total	$75.8

12.    Restructuring Activities
During the three months ended June 30, 2022, the Company enacted certain workforce reductions previously disclosed and began winding down Modus Technologies, Inc. (“Modus”), a wholly-owned title and escrow software company, and during the three months ended September 30, 2022, the Company took additional smaller non-material workforce reduction actions and committed to and communicated an additional separate workforce reduction (collectively, the "Workforce Reductions"). The Workforce Reductions are part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned Workforce Reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned pause in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
As a result of restructuring actions taken during the three and nine months ended September 30, 2022, the Company incurred restructuring costs of $29.0 million and $47.9 million, respectively, resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges of approximately $0.9 million and $7.1 million, respectively, for the three and nine months ended September 30, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2022 (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Severance related personnel costs	$25.2	$40.0
Lease termination costs	3.5	7.4
Accelerated amortization of intangible assets	—	4.6
Write-down of fixed assets	0.9	2.5
Other restructuring activities	0.3	0.5
Total expense	$29.9	$55.0
The total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2022 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Restructuring costs	$29.0	$47.9
Depreciation and amortization	0.9	7.1
Total expense	$29.9	$55.0

As of September 30, 2022, the Company's remaining liability related to restructuring activities was $18.3 million, primarily related to unpaid severance costs, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. The majority of the remaining liability as of September 30, 2022 is expected to be paid by December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021 included in the 2021 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:
•Introduction. This section provides a general description of our company and its business, recent developments affecting our company and discussions of how seasonal factors, the COVID-19 pandemic and macroeconomic conditions may impact our results.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2022.
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
Update Related to the Restructuring Activities
During the three months ended June 30, 2022, we enacted certain workforce reductions previously disclosed and began winding down Modus and during the three months ended September 30, 2022, we took additional smaller non-material workforce reduction actions and committed to and communicated an additional separate workforce reduction (collectively, the "Workforce Reductions"). The Workforce Reductions are part of a broader plan to take meaningful actions to improve the alignment between our organizational structure and our long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned Workforce Reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned pause in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
As a result of restructuring actions taken during the three and nine months ended September 30, 2022, we incurred restructuring costs of $29.0 million and $47.9 million, respectively, resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. We incurred additional non-cash charges of approximately $0.9 million and $7.1 million, respectively, for the three and nine months ended September 30, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
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
Operational Highlights for the three months ended September 30, 2022
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 29,000 agents on our platform as of September 30, 2022. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.

For the three months ended September 30, 2022, the Average Number of Principal Agents1 was 13,314, an increase of 1,698, or 14.6%, from the three months ended September 30, 2021. The principal agent additions came in both new and existing markets.
During the three months ended September 30, 2022, our agents closed 54,606 Total Transactions1, a decrease of 12.4% when compared to the three months ended September 30, 2021. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details surrounding these macroeconomic conditions.
Our Gross Transaction Value1 for the three months ended September 30, 2022 was $57.3 billion, a decrease of 17.1% when compared to the three months ended September 30, 2021. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic factors.
For the three months ended September 30, 2022, our Gross Transaction Value represented 4.2%2 of residential real estate transacted in the U.S., compared to 4.3% for the three months ended September 30, 2021. We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Should we elect to resume expansion into new markets in the future, faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. The priority with which we enter new markets will be based on the addressable size of each market, agent feedback and local market dynamics, and improvement of macroeconomic conditions. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network.

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
2 On July 21, 2022, NAR restated monthly average (mean) sales prices ("ASP") of existing homes from January 2020 through June 2022 to reflect their change in methodology to better account for outliers of high priced homes noting that the monthly average (mean) sales prices are NAR's best estimates and given the outliers, they are less reliable. This resulted in higher monthly ASP of existing homes than what was reported prior and increases in total market Gross Transaction Value than what was reported prior. As a result of the changes in the NAR methodology, our previously reported national market share for the three months ended September 30, 2021 changed from 5.4% to 4.3%. Our national market share for the three months ended September 30, 2022 and 2021 reported in this Form 10-Q was calculated using ASP data based on the updated NAR methodology.

Impact of the COVID-19 Pandemic on Our Business
The ongoing COVID-19 pandemic has had, and continues to have, an impact around the world, including in the U.S. and has had an adverse impact on the residential real estate market during its early days. While we did not see adverse impacts of the COVID-19 pandemic on our business and financial results in the three and nine months ended September 30, 2022, the extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict. See the section entitled “Risk Factors—Risks Related to Our Business and Operations—The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, which are highly uncertain and difficult to predict” included in the 2021 Form 10-K.
Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business
Throughout 2022, a number of macroeconomic conditions contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the three and nine months ended September 30, 2022, as described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 3.75% through November 2022 with possible further increases by the end of the year. These conditions have contributed towards slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the fourth quarter of 2022 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in millions, except percentages)
Revenue	$1,493.7	100.0%	$1,743.6	100.0%	$4,910.8	100.0%	$4,808.9	100.0%
Operating expenses:
Commissions and other related expense (1)	1,218.0	81.5	1,430.6	82.0	4,017.3	81.8	3,963.2	82.4
Sales and marketing (1)	144.4	9.7	130.6	7.5	444.3	9.0	366.2	7.6
Operations and support (1)	95.1	6.4	97.0	5.6	308.9	6.3	263.7	5.5
Research and development (1)	81.5	5.5	89.7	5.1	296.9	6.0	259.8	5.4
General and administrative (1)	56.5	3.8	79.5	4.6	167.0	3.4	231.8	4.8
Restructuring costs	29.0	1.9	—	—	47.9	1.0	—	—
Depreciation and amortization	21.0	1.4	16.7	1.0	65.1	1.3	45.1	0.9
Total operating expenses	1,645.5	110.2	1,844.1	105.8	5,347.4	108.9	5,129.8	106.7
Loss from operations	(151.8)	(10.2)	(100.5)	(5.8)	(436.6)	(8.9)	(320.9)	(6.7)
Investment income, net	1.1	0.1	0.1	—	1.5	—	0.1	—
Interest expense	(0.9)	(0.1)	(0.7)	—	(2.3)	—	(1.8)	—
Loss before income taxes and equity in loss of unconsolidated entity	(151.6)	(10.1)	(101.1)	(5.8)	(437.4)	(8.9)	(322.6)	(6.7)
Benefit from income taxes	—	—	1.3	0.1	1.4	—	3.3	0.1
Equity in loss of unconsolidated entity	(2.5)	(0.2)	—	—	(7.5)	(0.2)	—	—
Net loss	(154.1)	(10.3)	(99.8)	(5.7)	(443.5)	(9.0)	(319.3)	(6.6)
Net (income) loss attributable to non-controlling interests	(0.1)	—	—	—	0.1	—	—	—
Net loss attributable to Compass, Inc.	$(154.2)	(10.3%)	$(99.8)	(5.7%)	$(443.4)	(9.0%)	$(319.3)	(6.6%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commissions and other related expense	$12.7	$26.3	$36.1	$82.6
Sales and marketing	10.8	10.3	32.7	27.9
Operations and support	3.9	4.5	12.3	12.3
Research and development	9.4	13.2	45.2	76.2
General and administrative	13.3	16.8	46.8	93.9
Total stock-based compensation expense	$50.1	$71.1	$173.1	$292.9

Stock-based compensation for the nine months ended September 30, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,493.7	$1,743.6	$(249.9)	(14.3%)	$4,910.8	$4,808.9	$101.9	2.1%
Revenue was $1,493.7 million and $4,910.8 million during the three and nine months ended September 30, 2022, a decrease of $249.9 million, or 14.3%, and an increase of $101.9 million, or 2.1%, compared to the prior year periods, respectively. The decrease for the three months ended September 30, 2022 was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market. The increase for the nine months ended September 30, 2022 was primarily driven by an increase in the number of agents that joined our platform during 2021 and 2022, a higher volume of transactions from both new and existing agents, partially offset by the aforementioned macroeconomic conditions. The Average Number of Principal Agents for the three and nine months ended September 30, 2022 grew to 13,314 and 12,956, increases of 14.6% and 21.2% from the year ago periods, respectively.
Operating Expenses
Commissions and other related expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,218.0	$1,430.6	$(212.6)	(14.9%)	$4,017.3	$3,963.2	$54.1	1.4%
Percentage of revenue	81.5%	82.0%			81.8%	82.4%
Commissions and other related expense was $1,218.0 million and $4,017.3 million during the three and nine months ended September 30, 2022, a decrease of $212.6 million, or 14.9%, and an increase of $54.1 million, or 1.4%, compared to the prior year periods, respectively. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $12.7 million and $36.1 million for the three and nine months ended September 30, 2022 and $26.3 million and $82.6 million for the three and nine months ended September 30, 2021, respectively. The decline in stock-based compensation expense for the three months ended September 30, 2022 when compared to the prior year period was primarily due to lower agent participation in the Agent Equity Program. The decline in stock-based compensation expense for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 was primarily related to a one-time acceleration of stock-based compensation expense of $41.7 million incurred on March 31, 2021 in connection with our IPO and a decline in year over year agent participation in the Agent Equity Program. Commissions and other related expense excluding such non-cash stock-based compensation expense, was $1,205.3 million and $3,981.2 million, or 80.7% and 81.1% of revenue, for the three and nine months ended September 30, 2022 and $1,404.3 million and $3,880.6 million, or 80.5% and 80.7% of revenue, for the three and nine months ended September 30, 2021, respectively. The decrease in absolute dollars of Commission and other related expense, excluding non-cash stock-based compensation, for the three months ended

September 30, 2022 when compared to the prior year period was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The increase in absolute dollars of Commissions and other related expense, excluding non-cash stock-based compensation, for the nine months ended September 30, 2022 was primarily driven by our higher revenue and Total Transactions partially offset by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The unfavorable increase in Commissions and other related expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively, was primarily due to lower Agent Equity Program contributions in the current year periods compared to the year ago periods.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$144.4	$130.6	$13.8	10.6%	$444.3	$366.2	$78.1	21.3%
Percentage of revenue	9.7%	7.5%			9.0%	7.6%
Sales and marketing expense was $144.4 million and $444.3 million during the three and nine months ended September 30, 2022, an increase of $13.8 million, or 10.6%, and $78.1 million, or 21.3%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $10.8 million and $32.7 million for the three and nine months ended September 30, 2022 and $10.3 million and $27.9 million for the three and nine months ended September 30, 2021, respectively. While stock-based compensation expense for the three month periods ended September 30, 2022 and 2021 remained relatively flat, the increase in stock-based compensation expense during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was due to expense for awards related to increased headcount partially offset by a one-time acceleration of stock-based compensation expense of $1.8 million incurred on March 31, 2021 in connection with our IPO. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $133.6 million and $411.6 million, or 8.9% and 8.4% of revenue, for the three and nine months ended September 30, 2022 and $120.3 million and $338.3 million, or 6.9% and 7.0% of revenue, for the three and nine months ended September 30, 2021, respectively. The increase in absolute dollars and as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was partially due to an increase in occupancy costs, compensation and other personnel-related costs due to increased headcount and increased agent marketing and advertising.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Operations and support	$95.1	$97.0	$(1.9)	(2.0%)	$308.9	$263.7	$45.2	17.1%
Percentage of revenue	6.4%	5.6%			6.3%	5.5%
Operations and support expense was $95.1 million and $308.9 million during the three and nine months ended September 30, 2022, a decrease of $1.9 million, or 2.0%, and an increase of $45.2 million, or 17.1%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $3.9 million and $12.3 million for the three and nine months ended September 30, 2022 and $4.5 million and $12.3 million for the three and nine months ended September 30, 2021, respectively. Excluding a one-time acceleration of stock-based compensation expense of $3.1 million incurred on March 31, 2021 in connection with our IPO, stock-based compensation expense remained flat year over year. Operations and support expense excluding such non-cash stock-based compensation expense was $91.2 million and $296.6 million, or 6.1% and 6.0% of revenue, for the three and nine months ended September 30, 2022 and $92.5 million and $251.4 million, or 5.3% and 5.2% of revenue, for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2022, Operations and support, excluding non-cash stock-based compensation expense, remained relatively flat when compared to the prior year period. The increase in absolute dollars, excluding such non-cash stock-based compensation expense, during the nine months ended September 30, 2022 was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount. The increase as a percentage of revenue, excluding such non-cash stock-based compensation expense, for both the three and nine months ended September 30, 2022 was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount compared to the year ago periods combined with a decrease in revenue for the three months ended September 30, 2022 compared to the year ago period.
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Research and development	$81.5	$89.7	$(8.2)	(9.1%)	$296.9	$259.8	$37.1	14.3%
Percentage of revenue	5.5%	5.1%			6.0%	5.4%
Research and development expense was $81.5 million and $296.9 million during the three and nine months ended September 30, 2022, a decrease of $8.2 million, or 9.1%, and an increase of $37.1 million, or 14.3%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $9.4 million and $45.2 million for the three and nine months ended September 30, 2022 and $13.2 million and $76.2 million for the three and nine months ended September 30, 2021, respectively. The decrease in stock-based compensation expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by workforce reductions taken in connection with our restructuring activities. The decrease in stock-based compensation expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to a one-time acceleration of stock-based compensation expense of $46.9 million incurred on March 31, 2021 in connection with our IPO, partially offset by increased expense for awards resulting from increased headcount. Research and development expense, excluding such non-cash stock-based compensation expense, was $72.1 million and $251.7 million, or 4.8% and 5.1% of revenue, for the three and nine months ended September 30, 2022 and $76.5 million and $183.6 million, or 4.4% and 3.8% of revenue, for the three and nine months ended September 30, 2021, respectively. While Research and development expense, excluding non-cash stock-based compensation expense, for the three month periods ended September 30, 2022 and 2021 remained relatively flat, the increase of Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the nine months ended September 30, 2022 was primarily driven by an increase in compensation and other personnel-related costs due to increased headcount during the nine months ended September 30, 2022.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
General and administrative	$56.5	$79.5	$(23.0)	(28.9%)	$167.0	$231.8	$(64.8)	(28.0%)
Percentage of revenue	3.8%	4.6%			3.4%	4.8%
General and administrative expense was $56.5 million and $167.0 million during the three and nine months ended September 30, 2022, a decrease of $23.0 million, or 28.9%, and $64.8 million, or 28.0%, compared to the prior year periods, respectively. General and administrative expense includes charges of $10.5 million in connection with the Realogy Holdings Corp. matter and $21.3 million in connection with the Avi Dorfman and RentJolt, Inc. matter (collectively, the "Litigation Matters") for the three and nine months ended September 30, 2022 and 2021, respectively. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $13.3 million and $46.8 million for the three and nine months ended September 30, 2022 and $16.8 million and $93.9 million for the three and nine months ended September 30, 2021, respectively. While stock-based compensation expense for the three months ended September 30, 2022 compared to the year ago period in 2021 remained relatively flat, the decrease in stock-based compensation expense for the nine months ended September 30, 2022 as compared to the year ago period was primarily due to a one-time acceleration of stock-based compensation expense of $55.0 million incurred on March 31, 2021 in connection with our IPO partially offset by increased expense for awards resulting from increased headcount. General and administrative expense, excluding such non-cash stock-based compensation expense and the Litigation Matters, was $32.7 million and $109.7 million, or 2.2% and 2.2% of revenue, for the three and nine months ended September 30, 2022 and $41.4 million and $116.6 million, or 2.4% and 2.4% of revenue, for the three and nine months ended September 30, 2021, respectively. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense and the Litigation Matters, during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to our cost reduction initiatives taken during the nine months ended September 30, 2022.
Restructuring costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$29.0	$—	$29.0	100.0%	$47.9	$—	$47.9	100.0%
Percentage of revenue	1.9%	—%			1.0%	—%
Restructuring costs in the three and nine months ended September 30, 2022 primarily consisted of costs associated with workforce reduction actions and the wind-down of Modus. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$21.0	$16.7	$4.3	25.7%	$65.1	$45.1	$20.0	44.3%
Percentage of revenue	1.4%	1.0%			1.3%	0.9%
Depreciation and amortization expense increased by $4.3 million, or 25.7%, and $20.0 million, or 44.3%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. These increases were primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2021 and incremental depreciation of recent capital expenditures.

Investment income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.1	$0.1	$1.0	1000.0%	$1.5	$0.1	$1.4	1400.0%
Investment income, net has increased slightly during the three and nine months ended September 30, 2022 and 2021 as a result of increased average interest rates on our short-term interest-bearing investments.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(0.9)	$(0.7)	$(0.2)	28.6%	$(2.3)	$(1.8)	$(0.5)	27.8%
Interest expense was $0.9 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. This amount was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities.
Benefit from income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$—	$1.3	$(1.3)	(100.0%)	$1.4	$3.3	$(1.9)	(57.6%)

Benefit from income taxes decreased by $1.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, Benefit from income taxes decreased by $1.9 million when compared to the nine months ended September 30, 2021. These decreases resulted from a reduction in current year acquisition related activities.
Equity in loss of unconsolidated entity

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(2.5)	$—	$(2.5)	100.0%	$(7.5)	$—	$(7.5)	100.0%
During the three and nine months ended September 30, 2022, Equity in losses of unconsolidated entity was $2.5 million and $7.5 million, respectively, from our joint venture, which was formed in July 2021.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Transactions	54,606	62,349	168,819	168,360
Gross Transaction Value (in billions)	$57.3	$69.1	$187.8	$189.9
Average Number of Principal Agents	13,314	11,616	12,956	10,686
Net loss attributable to Compass, Inc. (in millions)	$(154.2)	$(99.8)	$(443.4)	$(319.3)
Net loss attributable to Compass, Inc. margin	(10.3%)	(5.7%)	(9.0%)	(6.6%)
Adjusted EBITDA(1) (in millions)	$(42.2)	$12.2	$(134.7)	$52.9
Adjusted EBITDA margin(1)	(2.8%)	0.7%	(2.7%)	1.1%
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” below.
Key Business Metrics
Total Transactions
Total Transactions is a key measure of the scale of our platform, which drives our financial performance. We define Total Transactions as the sum of all transactions closed on our platform in which our agent represented the buyer or seller in the purchase or sale of a home. We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction. This metric excludes rental transactions.
Our Total Transactions for the three months ended September 30, 2022 declined to 54,606, or 12.4%, and slightly increased during the nine months ended September 30, 2022 to 168,819, or 0.3%, from the year ago periods, respectively. The decline for the three months ended September 30, 2022 was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market while the nine months ended September 30, 2022 has slightly increased as we recruited new agents in both existing and new markets, retained top-performing agents and existing agents increased their productivity on our platform.
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
Our Gross Transaction Value for the three and nine months ended September 30, 2022 was $57.3 billion and $187.8 billion, representing decreases of 17.1% and 1.1% from the year ago periods, respectively. The decline for the three months ended September 30, 2022 was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market while the nine months ended September 30, 2022 only slightly decreased as the macroeconomic conditions were partially offset by production from new agents in both existing and new markets, the retention of top-performing agents and existing agents increasing their productivity on our platform.
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
Our Average Number of Principal Agents for the three and nine months ended September 30, 2022 was 13,314 and 12,956, representing increases of 14.6% and 21.2% from the year ago periods, respectively. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods and (iii) litigation charges in connection with the Realogy Holdings Corp. matter and the Avi Dorfman and RentJolt, Inc. matter. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
We use Adjusted EBITDA and Adjusted EBITDA margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. We believe Adjusted EBITDA and Adjusted EBITDA margin are also helpful to investors, analysts and other interested parties because these measures can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, however, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including Net loss attributable to Compass, Inc. and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not presented in accordance with GAAP and the use of these terms varies from others in our industry.

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Compass, Inc.	$(154.2)	$(99.8)	$(443.4)	$(319.3)
Adjusted to exclude the following:
Depreciation and amortization	21.0	16.7	65.1	45.1
Investment income, net	(1.1)	(0.1)	(1.5)	(0.1)
Interest expense	0.9	0.7	2.3	1.8
Stock-based compensation	50.1	71.1	173.1	292.9
Benefit from income taxes	—	(1.3)	(1.4)	(3.3)
Restructuring costs	29.0	—	47.9	—
Acquisition-related expenses(1)	1.6	3.6	12.7	14.5
Litigation charge(2)	10.5	21.3	10.5	21.3
Adjusted EBITDA	$(42.2)	$12.2	$(134.7)	$52.9
Net loss attributable to Compass, Inc. margin	(10.3%)	(5.7%)	(9.0%)	(6.6%)
Adjusted EBITDA margin	(2.8%)	0.7%	(2.7%)	1.1%
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 - "Acquisitions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)Represents a charge of $10.5 million incurred during the three and nine months ended September 30, 2022 in connection with the Realogy Holdings Corp. matter and a $21.3 million expense incurred during the three and nine months ended September 30, 2021 in connection with the settlement of the Avi Dorfman and RentJolt, Inc. matter.
Adjusted EBITDA was a loss of $42.2 million and $134.7 million during the three and nine months ended September 30, 2022 compared to income of $12.2 million and $52.9 million during the three and nine months ended September 30, 2021, respectively. The decrease in Adjusted EBITDA during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to the growth in operating expenses as a percentage of revenue resulting from investments in research and development and continued geographic expansion into new markets and a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

	Three Months Ended September 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,218.0	$144.4	$95.1	$81.5	$56.5
Adjusted to exclude the following:
Stock-based compensation	(12.7)	(10.8)	(3.9)	(9.4)	(13.3)
Acquisition-related expenses	—	—	(1.6)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$1,205.3	$133.6	$89.6	$72.1	$32.7

	Three Months Ended September 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,430.6	$130.6	$97.0	$89.7	$79.5
Adjusted to exclude the following:
Stock-based compensation	(26.3)	(10.3)	(4.5)	(13.2)	(16.8)
Acquisition-related expenses	—	—	(3.6)	—	—
Litigation charge	—	—	—	—	(21.3)
Non-GAAP Basis	$1,404.3	$120.3	$88.9	$76.5	$41.4

	Nine Months Ended September 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,017.3	$444.3	$308.9	$296.9	$167.0
Adjusted to exclude the following:
Stock-based compensation	(36.1)	(32.7)	(12.3)	(45.2)	(46.8)
Acquisition-related expenses	—	—	(12.7)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$3,981.2	$411.6	$283.9	$251.7	$109.7

	Nine Months Ended September 30, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,963.2	$366.2	$263.7	$259.8	$231.8
Adjusted to exclude the following:
Stock-based compensation	(82.6)	(27.9)	(12.3)	(76.2)	(93.9)
Acquisition-related expenses	—	—	(14.5)	—	—
Litigation charge	—	—	—	—	(21.3)
Non-GAAP Basis	$3,880.6	$338.3	$236.9	$183.6	$116.6

LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of September 30, 2022, we had cash and cash equivalents of $354.9 million and an accumulated deficit of $2.0 billion.

We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as a result of the current slowdown in the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We believe our existing cash and cash equivalents, the Concierge Facility (which, as disclosed in the footnotes to the condensed consolidated financial statements, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our decision to resume expansion into new geographic markets, continued investment in adjacent services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition” included in the 2021 Form 10-K.
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of September 30, 2022.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(173.9)	$48.3
Net cash used in investing activities	(86.9)	(160.9)
Net cash (used in) provided by financing activities	(2.6)	463.9
Net (decrease) increase in cash and cash equivalents	$(263.4)	$351.3
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $173.9 million. The outflow was primarily due to a $443.5 million Net loss adjusted for $249.7 million of non-cash charges, partially offset by cash inflows due to changes in assets and liabilities of $19.9 million.
For the nine months ended September 30, 2021, net cash provided by operating activities was $48.3 million. The inflow was primarily due to a $319.3 million Net loss adjusted for $343.4 million of non-cash charges and cash inflows due to changes in assets and liabilities of $24.2 million.

Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $86.9 million consisting of $56.9 million in capital expenditures, $15.0 million in payments for acquisitions, net of cash acquired, and $15.0 million for investments in an unconsolidated entity.
During the nine months ended September 30, 2021, net cash used in investing activities was $160.9 million consisting of $127.3 million in payments for acquisitions, net of cash acquired, and $33.6 million in capital expenditures.
Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was $2.6 million primarily consisting of $19.5 million in taxes paid related to the net share settlement of equity awards, $13.9 million in payments related to acquisitions, including contingent consideration payments and $0.4 million in paid deferred debt issuance costs for our credit facilities, partially offset by $20.3 million in net proceeds from drawdowns and repayments on the Concierge Facility, $8.6 million in proceeds from the exercise of stock options and $2.3 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
During the nine months ended September 30, 2021, net cash provided by financing activities was $463.9 million, primarily consisting of $439.6 million in net proceeds from the issuance of common stock upon our initial public offering, $19.1 million in proceeds from the exercise and early exercise of stock options, $10.3 million in net proceeds from drawdowns on the Concierge Facility and $5.0 million in proceeds from the capital contribution of non-controlling interests, partially offset by $8.2 million in payments of contingent consideration related to acquisitions and $1.9 million in paid deferred debt issuance costs for our credit facilities.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $186.1 million and $172.1 million as of September 30, 2022 and December 31, 2021, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2022 consisted of $354.9 million in cash and cash equivalents. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to Term SOFR plus a credit adjustment spread of 0.11448%, plus a margin of 2.35%. As of September 30, 2022, we had a total outstanding balance of $36.5 million under these debt facilities. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
Foreign Currency Exchange Risk
As our operations in India have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer (who is also serving as our interim principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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

Remediation Plans

We have commenced measures to remediate the identified material weaknesses. These measures include adding experienced personnel as well as improving the control environment around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through September 30, 2022:

• hired a Vice President of Internal Audit to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;

•hired a Senior Manager of IT Internal Audit to work directly with IT leadership in its design and implementation of IT related internal controls over financial reporting;

• walked through our key financial business processes and financial systems, identified risks to financial reporting, identified and tested the design of key internal controls over financial reporting, and developed detailed action plans to address deficiencies; and

• engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting.

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
Inherent Limitation on the Effectiveness of Internal Controls and Procedures
Our management, including our Chief Executive Officer (who is also serving as our interim principal financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From July 1, 2022 through September 30, 2022, we offered, sold and issued the following unregistered securities:
(1) an aggregate of 304,750 shares of Class A common stock held by the Company's founder and Chief Executive Officer, Robert Reffkin, were exchanged for an equivalent number of shares of Class C common stock pursuant to the Equity Exchange Right Agreement; and

(2) an aggregate of 211,400 shares of Class A common stock were issued in connection with our acquisition of a certain company and as consideration to individuals who were former service providers and stockholders of such company.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Priyanka Singh, the Company’s Chief People Officer, has decided to leave the Company in mid-December to pursue other interests. Her employment will end effective as of December 15, 2022. Under her previously-disclosed Change in Control and Severance Agreement, she will be entitled to receive certain severance benefits.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022.	10-Q	001-40291	10.1	8/15/22

10.2	Separation Agreement between the Registrant and Kristen Ankerbrandt, dated as of August 2, 2022.	10-Q	001-40291	10.2	8/15/22

10.3	Promotion Award Letter Agreement between the Registrant and Greg Hart, dated as of August 10, 2022.	10-Q	001-40291	10.3	8/15/22

10.4	Offer Letter between the Company and Mr. Reelitz, dated as of October 24, 2022.	8-K	001-40291	10.1	10/28/22

31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: November 14, 2022	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer and Interim Principal Financial Officer
(Principal Executive Officer and Interim Principal Financial Officer)
i