Form 10-K
period 2022-12-31
Compass, Inc.
filed 2023-03-01
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission File Number: 001-40291
_______________________
COMPASS, INC.
(Exact name of registrant as specified in its charter)
_______________________

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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company"in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $972,326,956.
The registrant had 455,674,556 shares of common stock outstanding as of February 22, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant’s proxy statement to be filed in connection with the registrant’s 2023 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Compass, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2022

As used in this Annual Report, the terms “Compass,” “Company,” “we,” “us,” and “our” refer to Compass, Inc. and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, or expectations regarding actions we may take in response to the pandemic, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report, which are summarized below. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should completely read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.
Summary Risk Factors

Our business is subject to a number of risks and uncertainties that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition, and results of operations, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. The principal risks and uncertainties affecting our business include, among others, the following:
•General economic conditions, economic and industry downturns, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate;
•Interest rates and changes in prevailing interest rates;
•Our ability to continuously innovate, improve and expand our platform and our operations, and to offer additional adjacent services;
•Our ability to realize the expected benefits from joint ventures;
•Our ability to manage our continuous rapid growth effectively and to carefully manage our expense structure;
•Use of cash to satisfy tax withholding obligations that arise in connection with settlements of RSU awards;
•Our ability to compete successfully;
•Monetary policies of the federal government and its agencies;
•Decreases in our gross commission income or the percentage of commissions that we collect;
•Fluctuations in our quarterly results and other operating metrics;
•The loss of one or more of our key personnel;
•Our ability to attract and retain highly qualified personnel and to recruit agents;

•Actions by our agents or employees that could adversely affect our reputation and subject us to liability;
•Our ability to pursue acquisitions that are successful and can be integrated into our existing operations;
•Changes in mortgage underwriting standards;
•Our ability to maintain or establish relationships with third-party service providers;
•The reliability of our fraud detection processes and information security systems;
•The impact of cybersecurity incidents and the potential loss of critical and confidential information;
•Identification of material weaknesses in our internal control over financial reporting, our ability to remediate such material weaknesses, and our ability to develop and maintain an effective system of disclosure controls and internal control over financial reporting;
•Covenants in our debt agreements that may restrict our borrowing capacity or operating activities;
•Our ability to use net operating losses and other tax attributes;
•Changes in, and our reliance on, accounting standards, assumptions, estimates and business data;
•The dependability of our platform and software;
•Our ability to obtain or maintain adequate insurance coverage;
•Processing, storage, and use of personal information and other data, and compliance with privacy laws and regulations;
•Natural disasters and catastrophic events, including the impact of the COVID-19 pandemic;
•Declining home inventory levels;
•Claims, lawsuits, government investigations, and other proceedings involving Compass;
•Changes in federal or state laws that would require our agents to be classified as employees;
•Compliance with applicable laws and regulations and changes to applicable laws and regulations;
•Our ability to protect our intellectual property rights, and our reliance on the intellectual property rights of third parties;
•The impact of having a multi-class structure of common stock; and
•Other factors set forth under “Risk Factors” in this Annual Report.
Note Regarding Industry and Market Data
This Annual Report contains information based on industry publications or reports generated by third-party providers, or other publicly available information, as well as other information based on our internal sources. As noted in this Annual Report, the National Association of Realtors (“NAR”) and various MLS systems are the primary source for third-party industry data and those systems generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein. On July 21, 2022, NAR restated monthly average (mean) sales prices ("ASP") of existing homes from January 2020 through June 2022 to reflect their change in methodology to better account for outliers of high priced homes, noting that the ASPs are NAR's best estimates and given the outliers, they are less reliable. This resulted in higher monthly ASPs of existing homes than what was reported prior and higher total market Gross Transaction Value than what was reported prior. As a result of the changes in the NAR methodology, our previously reported national market share in 2021 changed from 5.6% to 4.5%. Our national market share in 2022 and 2021 reported in this Annual Report was calculated using ASP data based on the updated NAR methodology.
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
Item 1. Business.
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc.
Our Business and Business Model
We are a technology-enabled brokerage that provides an end-to-end platform of software, services, and support to empower our residential real estate agents to deliver exceptional service to seller and buyer clients. Real estate agents are themselves business owners, and Compass agents utilize the platform to grow their respective businesses, save time and manage their businesses more effectively. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry and enabling our core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high-value recommendations and outcomes for Compass agents and their clients.
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors that affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by our agents' clients at the time that a home is transacted on our platform, which agents use to assist home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, such as title, escrow and mortgage. While adjacent services comprise a small portion of our revenue to date, we are well-positioned to capture meaningful revenue from adjacent services as we continue to diversify our offerings within the real estate ecosystem.
Through 2022, Compass agents have represented either sellers or buyers in more than 700,000 Total Transactions, totaling more than $780 billion in Gross Transaction Value. With 4.6%1 of the U.S. market share in 2022, up from 4.5% in 2021, Compass remains the largest independent real estate brokerage by Gross Transaction Value. Of the large cities we serve that have a multiple listing service ("MLS Cities"), our market share in our top three MLS Cities by sales volume was approximately 28% as of December 31, 2022. For the ten MLS Cities launched in 2018, our average market share has grown to approximately 12% as of December 31, 2022. We believe there remains significant opportunity for us to grow our transactions by continuing to add agents to our platform and for our agents to grow their respective market shares even as we reduce our new agent recruiting incentives to zero. For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value, please refer to the section entitled “Key Business Metrics” included elsewhere in this Annual Report.
Our agent-first strategy and differentiated platform have delivered strong results for Compass agents and their clients in 2022:
•our principal agents transact more than the average agent at 7.5 transactions per average principal agent versus the industry transactions per agent of 6.4;
•our principal agent retention rate continued to exceed 90% in 2022; and
•our agents are strong advocates, giving Compass a Net Promoter Score of 65.5.

1 We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the NAR.

Additionally, higher usage of our platform contributed to enhanced agent economics, productivity and retention. A cohort study of platform usage among our agents2 found that in 2022, the top 25% of agent teams who used the platform the most:
•represented 63% of all Compass transactions;
•grew their Gross Commission Income 6.5x, compared to the bottom 25% of agent teams;
•retained principal agents at an annual rate of 99% versus 91% for the bottom 25% of agent teams; and
•used the platform consistently – top multi-agent teams spent an average of 4 hours and 18 minutes per day (assuming a five day work week) using the tools while single-agent teams used the platform more than 2 hours and 16 minutes per day.
Residential real estate is one of the largest industries in the world. According to NAR, in 2022, 5.03 million homes were sold in the U.S., which is 9% lower than the average number of homes sold per year in 2015 to 2021. Housing is the single largest consumer expenditure in the U.S., and homes are often a substantial source of household wealth.
Selling and buying a home is one of the most significant, and often one of the most complex, time consuming, and consequential financial events in an individual’s life. Given the unique nature of each property, location, buyer, seller, negotiation, title and financing, a real estate agent’s role as the driver of the majority of the workflow is indispensable. According to NAR’s 2022 Profile of Home Buyers and Sellers, 86% of home sellers and 86% of home buyers use a real estate agent or broker - levels that have remained consistent over the last 10 years, with 2012 levels at 88% and 89%, respectively.
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
Regardless of whether advising the seller or the buyer, the workflow of real estate agents is complex. Real estate agents are CEOs of their businesses, positioned at the center of a highly-specialized, multi-party workflow which involves complexity generally unseen by the buyer or seller. Agents serve as the liaison among the client, the counterparty and many other stakeholders related to the transaction. In addition to serving their clients directly, agents recommend, as appropriate, adjacent service providers from pre-sale to post-close.
Real estate agents are also at the center of a broad array of industries, including residential construction, real estate brokerage, mortgage lending, title insurance and other adjacent services that drive a massive amount of economic spend – NAR estimates that the average residential real estate transaction leads to roughly $503,100 of economic impact. As the CEOs of businesses at the center of a massive ecosystem with a multitude of stakeholders, agents have a unique position of influence and enable a large market opportunity.
We believe the best agents are dynamic business owners, responsible for every function from attracting and retaining clients to managing finances and operations. We believe these entrepreneurs are needlessly constrained by a plethora of disconnected technology solutions, manual processes and antiquated systems. The real estate industry has lagged in technological innovation, and what innovation has occurred has not addressed agents’ core challenges. The vast majority of technology products built for agents require them to manually transport data among various tools. These inefficiencies not only frustrate agents, but also limit their ability to effectively serve clients.
We believe that real estate agents are an underserved group of business owners, and by providing them with a seamless, end-to-end platform, we can unlock enormous untapped economic potential.
2 The data in this analysis represents agent teams accounting for approximately 85% of total company transactions in 2022. The remaining 15% of transactions were excluded from the analysis because data was incomplete or unavailable, in part due to agent teams who came to us via acquisitions within 24 months prior to December 31, 2022. When measuring gross commission income growth, the analysis required that agent teams had been with Compass for at least 24 months in order to have a complete data set.

Our Platform
We have built an integrated software platform that helps agents operate with the sophisticated capabilities of a modern technology company and the personal attention and service of a dedicated advisor. Using proprietary data, analytics, artificial intelligence and machine learning, our platform delivers a broad set of industry-specific capabilities for Compass agents and their clients. Additionally, certain of our Glide tools, which include completion of various real estate forms and offer preparation as well as eSignature and collaboration capabilities, are offered to non-Compass agents and their clients.
We are simplifying today’s complex, paper-driven, antiquated workflow to empower real estate agents to deliver an exceptional experience to every buyer and seller. Our platform is tailored to the real estate industry and combines integrated software with, in certain markets, value-added services, such as title and escrow and mortgage origination.
We designed our platform for simplicity and flexibility. Given a significant amount of an agent’s time is spent away from their desk, our powerful iOS and Android mobile apps allow agents to take advantage of our platform, no matter where they are. The efficiencies that agents gain from adoption of our technology give them the opportunity to spend more time with clients.
With beautifully designed, consumer-grade user interfaces and an integrated set of workflows backed by powerful AI-driven analytics and insights, we provide our agents with a combination of ease-of-use and comprehensive, enterprise-grade software. This type of integrated platform, at scale, is unique in the real estate industry.
Built on Amazon Web Services, the Compass platform uses a cloud native microservices architecture that is engineered for high scalability, reliability, performance and security. Our engineering development uses modern agile practices such as continuous integration and continuous delivery ("CI/CD").
We prioritize security and have detective, preventive, and automated corrective controls for network and web traffic, infrastructure auditing, software analysis, phishing prevention, email security gateway, secure remote gateways, software static code analysis, and secure configuration management. We have also broadened our usage of user access controls, including two-factor authentication and endpoint management, to reduce the risk of security incidents.
We continue to innovate and enhance our software platform with the goal of digitizing and automating all real estate workflows that empower agents to acquire and serve their clients. In 2022, we launched a series of new features across our agents’ workflow, including the ability to take a transaction from contract to payment via forms, offers, and e-signature functionality.
We have made significant investments in research and development to improve and maintain our platform and to support our technology infrastructure. As we look forward, we will continue to scale our technological innovation through the lens of cash flow positivity. See section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of the Years Ended December 31, 2022 and 2021 – Operating Expenses – Research and Development” for more information.
The caliber and pedigree of our technology leadership helps us attract and retain top-tier technology talent globally. We have a team of highly experienced product and engineering professionals based out of our innovation hubs in New York and Seattle, as well as other locations throughout the U.S. and internationally.
Our integrated platform supports agents to win more clients and more effectively serve both sellers and buyers.
Attracting and Retaining Clients
Our platform provides a strong foundation for agents to create and foster client relationships. Our powerful customer relationship management (“CRM”) platform enables agents to develop automated yet customizable “drip campaigns” to stay in touch with their contacts at key moments over time. Through our Marketing Center, agents can market their own personal brands by creating marketing collateral – digital ads, videos, listing presentations, email newsletters, print advertising and signage – as well as execute marketing campaigns, with mere minutes of effort. Our agents designed over two million different pieces of marketing content through our platform in 2022.

Advising Sellers
Our platform enables agents to sell more homes in less time for a better price. We believe we provide agents with the solutions and data they need to effectively list and market properties and run the sale process more efficiently utilizing our tools. For example, Compass Concierge, which provides home sellers access to interest-free capital to front the cost of home improvement services, is designed to increase the sale value of the home and decrease the time on market. Marketing Center provides agents a powerful suite of tools they can use to easily create tailored marketing materials and execute marketing campaigns for any listing, seamlessly connecting to a multimedia repository containing a listing description, photos and floorplan, across digital, social, email, video and print channels, helping them attract buyers. Our AI-powered comparative market analysis (“CMA”) tool enables agents to optimize pricing strategies for clients, leveraging data on past sales and current listings to suggest representative comparable properties. Agents can also use our platform to conduct virtual tours and livestream open houses through our Open House app to ensure listings receive ample attention.
When advising a seller, our services to the agent extend beyond the sale of the home. In preparing for and closing the transaction, our agents can use our platform to recommend adjacent services to clients such as title, escrow and mortgage services in certain markets and referrals to service providers post-closing.
Advising Buyers
Our platform enables agents to locate desirable properties at attractive prices for buyers. Our agents provide clients with access to comprehensive inventory, including private listings, help them understand local market dynamics, tour properties, prepare and close offers, and better manage the overall home buying process. With Compass Collections, a curated visual workspace, Compass agents and their clients can easily find and organize homes of interest and then tag and discuss specific properties through an integrated chat feature. With near real-time search alerts and notifications, clients can monitor new listings and gain an edge in securing properties of interest. Once properties of interest are identified, our solutions enable agents to conduct virtual and in-person tours for clients. Using our CMA, agents can better understand the pricing dynamics of specific markets, neighborhoods and home features, ultimately providing informed advice regarding potential offers. We also provide our agents with access to services associated with closing a home purchase, such as title, escrow and mortgage services in certain markets.
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
We empower our agents with capabilities such as:
•Customer Relationship Management. Given the high percentage of repeat and referral business done by our agents, their future transaction pipeline exists within their sphere of influence. Our CRM provides agents with an easy-to-use interface that is both powerful and automated, enabling agents to cultivate their sphere, nurture and grow relationships and close more sales. It also leverages artificial intelligence to provide recommendations and insights, and integrates with other parts of our platform such as Marketing Center to create engaging content.
•Business Tracker. Released in January 2021, Business Tracker provides agents with a centralized view of their entire business. It enables agents to organize and manage their active leads, buyers, renters and listings, as well as view potential revenue at each stage of the transaction. Given Business Tracker’s deep integration with other Compass resources, such as Marketing Center, Collections, CMA, Tasks and Listing Insights, agents can serve the needs of every client - from first contact to closing - all from one place. Business Tracker includes multiple powerful capabilities that aim at boosting agent productivity. Two such examples are Team Collaboration, which allows agents to collaborate with any member of their team on any of their transactions, and Checklists, which enable agents to configure a set of tasks that get automatically applied to every transaction and can be assigned to specific members of their team.
•Marketing Content Creation and Management. With a broad array of integrated features, elegant templates and design capabilities, our Marketing Center allows agents to rapidly create, advertise and promote their listings at scale through the channel of their choosing: digital, social, email, video, print or signage. Agents can easily build, book, target and run digital ads all in one place with a simple yet powerful suite of content creation solutions.
•Home Valuation Analysis. Pricing a home is a complex and nuanced exercise. Powered by AI, our CMA enhances our agents’ market expertise by making recommendations and synthesizing complex data so Compass agents can help their clients build the optimal pricing strategy for their homes based on comparable properties.
•AI-Driven Client Prospecting Recommendations. Our AI technology recommends specific clients in an agent’s contact database that are more likely to sell their home, based on various data points like neighborhood sales trends, length of ownership, and local market appreciation.
•One-Click Listing Video Creation. Video Generator allows agents to create short, customized, professional videos with added music and text using existing listing photos in seconds simply by entering an address that can be shared on the listing page or social media.
•Digital Ad Campaigns. Our agents can use our platform to create paid digital ad campaigns on platforms such as Facebook and Instagram, with videos and engaging ad copy, in a matter of minutes.
•Listing Search and Saved Search Notifications. Our proprietary search algorithm and database simplifies and enhances the ability for Compass agents to find homes best suited for their clients’ needs. Agents can set up very precise saved search alerts for their clients to notify them of new listings that match their criteria in near real-time in the mobile app and in email.
•Agent-Client Collaborative Home Search. Compass Collections is a curated visual workspace allowing Compass agents and clients to collaborate in real time, easily organize homes, centralize discussions, and monitor the market by receiving immediate status and price updates.
•Listing Tour Scheduling and Coordination. With a simple interface, our agents can quickly schedule, coordinate and create routes for home tours, saving agents significant time.
•Virtual Tours. The platform’s easy-to-use virtual tour feature combines home photo and video assets alongside a large multimedia repository to help agents conduct tours online.
•AI-Driven Renovation Visualization. Agents often help advise sellers on renovations and other preparations for their home to ensure the best market price. Compass Lens helps agents and homeowners visualize improvements to the home to determine what upgrades to make, ultimately to inform how these renovations could affect the selling price based on similar past transactions. Compass Lens is integrated into our listing comparison and preparation products and services, including Compass Concierge and CMA.
•Open House Management. The Compass platform provides several resources and mobile app functionality to manage open houses and tours across both in-person and virtual formats, giving agents the ability to maintain a high level of service and follow up, in addition to growing their sphere of influence.
•Listing Analytics. Compass Insights personalized dashboard contains all the key data points an agent needs to craft a winning marketing strategy around audience and traffic information, uncover new lead-generation opportunities, and invest accordingly in the positioning of a listing.
•Transaction Management. There are many burdensome steps involved in the closing of a transaction. We provide agents with transaction closing and post-closing support to reduce the complexity for clients and efficiently advise through a transaction’s lifecycle.
•Agent Training. We offer training, including our self-service Compass Academy program and coaching, sales management, listing and transaction coordination, commission processing, and marketing design and consulting so that our agents can achieve their full potential. To nurture our agent talent, our self-service Compass Academy program allows for shared learning from among the highest performing Compass agents.
As Compass agents and their clients use the Compass platform to consolidate their activities for buying, selling, marketing and transacting real estate, they demonstrate high engagement with our platform. As we continue to build everything agents need in a single, integrated platform, we believe more great agents will continue to come to Compass. As more great agents join us, we believe our platform will help them provide great experiences to more of their buyer and seller clients. The ability to create great client experiences drives continued business for agents with repeat and referral clients. This ultimately generates more revenue for the agent, and in turn, for Compass, which enables us to invest more into enhancing the platform. These investments further empower agents to grow their businesses efficiently and effectively.

Adjacent Services
We complement our technology platform with adjacent services that make our agents more successful and give them more tools to better serve their clients. These additional services support and service the needs of home buyers and sellers at various touch points of the residential real estate purchase process.
We entered into the adjacent services market in 2018. Beginning in 2020, we expanded our title and escrow offerings to provide our agents’ clients with a more integrated, service-oriented solution and, in 2021, we launched OriginPoint, our residential mortgage origination joint venture with Guaranteed Rate, to provide an integrated service-oriented mortgage offering to our agents’ clients. In 2022, we acquired a title and escrow company and as of December 31, 2022, our title and escrow services were available for approximately half of our agents’ transactions. Additionally, OriginPoint is fully operational in 15 states and Washington D.C. and licensed in 18 other states. The synergies between these adjacent services and our brokerage business increase transparency and deliver a more integrated closing process for agents and their clients.
Adjacent services represent a $132 billion addressable market in the U.S. alone. Our prior expansion into adjacent services and our future plans reaffirm our commitment to span the full transaction cycle and create more monetization opportunities for our business. We believe that we are well-positioned to capture meaningful revenue and EBITDA from the title and escrow services and mortgage origination as we continue to expand and diversify our offerings within the real estate ecosystem.
Title and Escrow Services
Our title and escrow businesses provide – through a growing network of agents – full-service title and escrow/settlement services to real estate agents’ clients, real estate companies, and financial institutions relating to the closing of home purchases as well as the refinancing of home loans. In many markets, clients typically look to their agents to refer them to the highest quality providers of these types of services after the purchase contract is signed. In 2022, our title and escrow businesses were involved in a number of transactions involving our agents and also saw significant business from non-Compass brokerages, consumers, and outside sources.
We provide title and escrow/closing services under a multitude of local brands. As of December 31, 2022, we operated five distinct, regional title agencies: KVS Title, LLC, LegacyTexas Title Co., First Alliance Title, LLC, CommonGround Abstract, LLC d/b/a SQS Square Settlements and Consumer's Title Company of California, Inc., as well as one standalone escrow business, Chartwell Escrow, Inc. These businesses have a combined presence across seven states (California, Colorado, Texas, Maryland, Virginia, New Jersey, and Pennsylvania) and Washington, D.C. In June 2022, we announced the wind-down of Modus Technologies, Inc, a wholly owned title and escrow software company, which was part of a broader plan to improve the alignment between our organizational structure and long-term business strategy, drive cost efficiencies and continue to drive toward profitability and positive free cash flow. In 2023, we plan to deepen our presence in our existing markets.
Mortgage Joint Venture
In July 2021, we and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, formed OriginPoint, a residential mortgage origination company, which commenced operations in Chicago, Illinois in December 2021. OriginPoint is structured as a non-exclusive joint venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee. OriginPoint originates mortgages for Compass agents’ clients, as well as the clients of any other brokerage, among others, in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing in order to make loans available to a broader consumer audience. OriginPoint currently offers a growing product suite including: Conforming/HB Fixed, Conforming/HB ARM, Jumbo Fixed, Jumbo Arm, FHA, and VA loans. OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass.
As of December 31, 2022, OriginPoint has received license approval in 33 states.

Compass Concierge
Compass Concierge is a program in which we provide home sellers access to interest-free capital to front the cost of home improvement services. Home sellers can access funds to prepare their home for sale through Compass’ partnership with an independent third-party lender. In addition, in early 2023, we also initiated pilots with several alternative third-party service providers to help our agents' clients prepare their homes for listing and sale.
Through December 31, 2022, we had partnered with our agents and sellers on Compass Concierge projects totaling approximately $978 million with an average project size of approximately $29,400. Compass Concierge homes have accounted for over $42 billion in Gross Transaction Value for Compass. The program has successfully unlocked incremental transactions for our agents, delivered higher sale prices and reduced selling times for our agents' seller clients and also helped us attract high-performing agents to our platform.
Human Capital Management
At Compass, we believe that our long-term success is based on attracting, developing and retaining a diverse group of employees who espouse our entrepreneurship principles which define our culture: dream big; move fast; learn from reality; be solutions-driven; obsess about opportunity; collaborate without ego; maximize your strengths; and bounce back with passion. Our employees and agents use our principles to help guide their work experience and align with our mission of helping everyone find their place in the world.
As of December 31, 2022, we had 3,191 employees across our innovation hubs in New York and Seattle, as well as other locations throughout the U.S. and internationally. None of our employees are represented by a labor organization or are party to a collective bargaining arrangement.
We offer market-competitive compensation and benefits to our employees. We strive to offer a comprehensive benefit package and evaluate and supplement our benefits periodically. Our benefits package includes base pay, bonus programs for selected roles, long-term equity grants, health, dental and vision insurance plans, fertility benefits, life and disability insurance benefits, paid time off (including vacation, a community service day, and paid parental leave), as well as other benefits, such as access to mental health resources, and the ability to participate in a broad-base 401K plan.
Competition
The residential real estate and technology industries are highly competitive and fragmented. We compete to attract and retain top talent across the agent community, engineers, and employees in all other functions in order to build the best real estate transaction platform in fulfillment of our mission. Our business faces competition nationally and in each of the markets we serve from other technology companies and real estate brokerage firms, including a growing number of internet-based brokerages and others who operate with a variety of business models. Some of these competitors provide similar services or products to us, including:
•providing software and technological innovation for agents, including marketing and CRM tools;
•brokering transactions for home buyers and sellers;
•providing tools to agents associated with real estate data aggregation; and
•providing adjacent products associated with residential real estate transactions, such as title and escrow and mortgage origination.
Some companies may attempt to assemble various aspects of solutions that overlap with our offering, including:
•vertical SaaS technology companies;
•enterprise technology bellwethers;
•real estate financial services; and
•real estate brokerage firms.
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

Regulation
Regulation of the Brokerage Industry
State Regulation. Brokerage businesses are primarily regulated at the state level by agencies dedicated to real estate matters or professional services. Real estate brokerage licensing laws vary widely from state to state. Generally, all individuals and entities acting as real estate brokers or salespersons must be licensed in each state where they operate. In all states, licensed agents must be affiliated with a broker of record, managing broker, designated broker or similar licensee (a “broker of record”) to engage in licensed real estate brokerage activities. Generally, a brokerage must obtain a corporate real estate broker license, although in some jurisdictions the licenses are personal to individual brokers. The broker of record in all jurisdictions must actively supervise the individual licensees and the brokerage’s activities within the applicable jurisdiction. All licensed market participants, whether individuals or entities, must follow the jurisdiction’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust funds, agency representation, advertising, and fair housing. In each of the jurisdictions where our business operates, we have designated a properly licensed broker as the broker of record and, where required, we also hold a corporate real estate broker’s license.
Federal Regulation. Several federal laws and regulations govern the real estate brokerage business, including federal Fair Housing Act and the Real Estate Settlement Procedures Act (“RESPA”). The Fair Housing Act prohibits discrimination in the purchase or sale of homes and applies to real estate brokers and agents, among others. The Fair Housing Act prohibits expressing any preference or discrimination based on race, religion, sex, disability, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. RESPA is a federal law intended to provide consumers with improved disclosures of settlement costs and to reduce the costs of settlement services (e.g., real estate brokerage services, mortgage loan origination, title insurance, escrow and closing services, etc.) by eliminating referral fees and kickbacks. It applies to real estate brokerage services among other real estate settlement services. See the section entitled “ – Regulation of Settlement Services (RESPA and Related State Law)” below for additional details. We may also be subject to the American with Disabilities Act.
Regulation of Settlement Services (RESPA and Related State Law)
RESPA and other state anti-kickback statutes (state laws limiting or prohibiting cash rebates, gifts and other inducements to referrers of settlement services business and others) serve to regulate the payments which real estate brokers, title companies, mortgage bankers, mortgage brokers and other settlement service providers may receive or make in connection with the sales of residential real property and referral of settlement services business. RESPA and similar state laws generally require timely disclosure to consumers of certain relationships and financial interests with providers of real estate settlement services. Pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) administers RESPA. State authorities also have certain RESPA enforcement rights. RESPA compliance is of significant importance to us and our affiliated businesses.
Regulation of the Title & Escrow Industry
Title insurance and escrow/closing services typically require licensure and are heavily regulated, often through a state’s insurance regulator or other regulatory body. In a number of states, insurance rates are either promulgated by the state directly or are required to be filed with each state by the agent or underwriter. Some states also promulgate the split of title insurance premiums between the agent and underwriter. As part of the licensing process, states may also mandate certain minimum financial requirements for net worth and working capital. In some states, such as Texas, no person may acquire control, directly or indirectly, of a title company unless the person has provided required information to, and the acquisition is approved or not disapproved by, the relevant regulator. Other states have “controlled business” statutes which generally require that a title agent seek or obtain business from unaffiliated brokerages.
Regulation of the Mortgage Industry
The mortgage industry is a heavily regulated industry and private mortgage lenders operating in the U.S. are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which mortgage companies, including our mortgage joint venture, OriginPoint, can operate their loan origination and servicing businesses, the fees such companies may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.

OriginPoint is required to be licensed in all relevant jurisdictions in which it operates and to comply with the respective laws and regulations of each such jurisdiction, as well as with applicable judicial and administrative decisions. The comprehensive body of federal, state, and local laws to which OriginPoint is subject is continually evolving and developing, including laws on advertising and privacy described in more detail in the section entitled “ – Cybersecurity and Data Privacy Regulations” below. In addition, OriginPoint must comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act, and the Homeowners Protection Act.
Under the Dodd-Frank Act, the CFPB is authorized to engage in rulemaking and examination activity with respect to consumer financial products and services (including mortgage finance) and to enforce compliance with federal consumer financial laws, including TILA and RESPA. The CFPB has issued myriad rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on OriginPoint.
Antitrust and Competition Laws
Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. We (and independent sales agents affiliated with us) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions. Antitrust litigation has been brought against other brokerages and real estate associations regarding the requirement to offer set buy–side commissions. If these cases are successful, that could affect the amount of buy-side commissions we are required to offer on listings, and how much we are able to earn on transactions where our agents represent the buyer.
Cybersecurity and Data Privacy Regulations
We are subject to a variety of U.S. state laws and regulations relating to our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumers. These laws continue to evolve as various states enact new laws and clarifying regulations, imposing significant and ever-changing privacy and cybersecurity obligations. As a result, we are subject to increased regulatory scrutiny, additional contractual requirements, and an increase in compliance costs. Some examples of the regulations we are required to comply with include without limitation, the California Consumer Privacy Act (“CCPA”), amended by the California Privacy Rights Act (“CPRA”), as well as the Virginia Consumer Data Protection Act ("VCDPA"), both of which took effect January 1, 2023, and other similar state regulations, portions of the GLBA, namely the Safeguards rule, which governs the disclosure and safeguarding of consumer financial information, and the Telephone Consumer Protection Act (“TCPA”), which restricts certain types of telemarketing calls and the use of auto-dialing systems and prerecorded messages and establishes a national Do-Not-Call registry.
Environmental Regulation
Our technology platform operates in a cloud-based model, which gives us an insignificant physical geographical footprint. While we have hundreds of physical offices, we locate them in population centers and they are no larger than needed to service our agents’ clients' needs. Due to this, we are not materially impacted by any environmental regulations.
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

Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, licenses, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, employees, agents, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.
As of December 31, 2022, we had more than 40 trademark registrations and applications in the United States, including registrations for “Compass” and the Compass logo. We also had 27 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “compass.com.”
We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology, and will file additional applications when we believe it will be beneficial.
Available Information
We make available free of charge on our investor relations page on our website, www.compass.com, filings we make with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
The SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
From time to time, we intend to announce material information to the public also through the investor relations page on our website, press releases, public conference calls, public webcasts, and our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s Twitter feed (@RobReffkin) and Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
The information contained on, or that can be accessed through, the website referenced in this Annual Report is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.
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

Our success is impacted, directly and indirectly, by a number of factors related to general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, many of which are beyond our control, including: adverse changes in local, regional, or national economic conditions, including periods of slow economic growth or recessionary conditions; volatility in the residential real estate industry; seasonal and cyclical trends in the residential real estate industry; changes in real estate market conditions; insufficient or excessive home inventory levels; increasing mortgage rates and down payment requirements or constraints on the availability of mortgage financing; low levels of consumer confidence in the economy or the residential real estate market; weak credit markets; instability of financial institutions; legislative or regulatory changes; high levels of foreclosure activity; the inability or unwillingness of consumers to enter into sale transactions; a decrease in the affordability of homes including the impact of rising mortgage rates, home price appreciation and wage stagnation or wage increases that do not keep pace with inflation; and decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership.

As our revenue is primarily driven by sales commissions and transaction fees, any slowdown or decrease in the total number of residential real estate sale transactions executed by our agents could adversely affect our business, financial condition and results of operations. Additionally, any decrease in the number of transactions our title and escrow business closes and the number of mortgages OriginPoint originates, could further impact our business, financial condition and results of operations.

Our business is impacted by interest rates, and changes in prevailing interest rates may have an adverse effect on our financial results.

The financial performance of our brokerage business may be adversely affected by changes in prevailing interest rates, which may be impacted by a number of factors. We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales. Historically record low mortgage interest rates available to potential homebuyers until recently have been affected by the policies of the Federal Reserve Board, which began increasing its primary policy interest rate in March 2022, as well as reducing the size of its balance sheet and such initiatives are expected to continue. Consequently, mortgage interest rates have significantly increased at a rapid pace, and may continue to increase. In 2022, the cost of financing for homebuyers increased, which resulted in higher monthly payment costs that make homes less affordable to buyers. In addition, higher mortgage rates caused reductions to home inventory as sellers considering a move faced higher rates on their new home mortgage. Both these trends caused a reduction in transaction volume.

The financial performance of our mortgage joint venture business may also be adversely affected by changes in prevailing interest rates. As interest rates fall, refinancing generally becomes a larger portion of the mortgage loan market. Likewise, as interest rates rise, refinancing generally becomes a smaller portion of the mortgage loan market and demand may also decrease for purchase mortgages as home ownership becomes more expensive. As stated above, in 2022, mortgage interest rates significantly and rapidly increased as the result of actions taken by the Federal Reserve Board to increase interest rates. In turn, reduced demand for both refinancing and purchase mortgages and the resulting increase in competition among loan originators negatively impacted revenue volume and gross profit margin for our mortgage joint venture, OriginPoint. A continuation of these trends could perpetuate these negative business outcomes.

If we fail to continuously innovate, improve and expand our platform to create value for our agents and our agents’ clients, our business, financial condition and results of operations could be negatively impacted.

Our success depends on our ability to continuously innovate and improve our platform to provide value to our agents and our agents’ clients, including developing our CRM, Business Tracker, Marketing Center, listing, search, CMA, and other platform features for agents. As a result, we have invested significant resources, and plan to continue to invest, though to a lesser degree, additional resources, in research and development to improve and maintain our platform and support our technology infrastructure, which allows us to provide an expanded suite of technology offerings that we believe separate us from our competitors. However, as a result of our belief that we are in a position to reduce our go-forward investment in technology given the advancement of our technology platform, we announced workforce reductions in September 2022 and January 2023, which included significant reductions in headcount on our product and engineering team. There can be no guarantee that we can continue to launch new products and services in a timely manner, or at all, and even if we do, they might not be utilized by our agents at the rate we expect. While we believe these investments help our agents succeed, there can be no guarantee that we will retain our agents across the markets we serve, nor that our investments will drive increased productivity for our agents.

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

Our continued growth depends on our ability to attract highly-qualified agents in each of the markets we serve and, once they are on our platform, to retain them and to help them expand their businesses by utilizing our platform and technology offerings. If we fail to identify and invest in our platform and expand our technology offerings via acquisitions in the way that creates value for our agents and our agents’ clients, we may fail to attract new agents, retain current agents or increase agents’ productivity through utilization of our platform, which may negatively impact our business, financial condition and results of operations.

Our efforts to expand our operations, including our brokerage and adjacent services businesses, and to offer additional adjacent services may not be successful.

We have grown our brokerage business rapidly since our inception. We plan to continue our expansion of the brokerage business; however, there is no guarantee that we will be successful or will expand at the rate we anticipate. In addition, in 2018, we entered into the adjacent services market and expanded our adjacent services offerings to include title and escrow and mortgage origination services in certain markets. We think that the synergies between these adjacent services and our brokerage business increase transparency and deliver a more integrated closing process for our agents’ clients and thus, provides additional value to our agents. However, currently, our adjacent services are available only in certain markets and utilization rates remain low. If we are unsuccessful in expanding these services into other markets, then we may not realize the expected benefits (including anticipated revenue), which could negatively impact our business, financial condition and results of operations. Similarly, if our agents do not recommend our adjacent services to our agents’ clients, then our revenues from adjacent services will not grow as quickly as we expect. While we plan to continue to expand our brokerage and adjacent services businesses to other offerings, there is no guarantee that we will do so or be successful, and even if we do, the expansions might be at a slower pace than we anticipate.

We may not realize the expected benefits from our mortgage joint venture.

We may not realize the expected benefits from OriginPoint, our mortgage joint venture, which will depend, in part, on the successful partnership between us and Guaranteed Rate and the successful day-to-day operation of the business by OriginPoint’s management. The services which Guaranteed Rate is engaged to provide to OriginPoint may deteriorate and cause OriginPoint to make alternative arrangements. Further, in the event of a disagreement with Guaranteed Rate, we may not be able to resolve such disagreement in our favor, which could have a material adverse effect on our interest in or the business of the joint venture. In addition, improper actions by OriginPoint or Guaranteed Rate may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Also, because OriginPoint is a mortgage origination company, it is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including: regulatory changes; changes in mortgage underwriting standards; increases in mortgage interest rates; changes in real estate market conditions; changes in consumer trends; competition; decreases in operating margins; and changes in economic conditions. Any of the foregoing could have an adverse impact on OriginPoint’s results of operations and financial condition, which could result in us not being able to realize the expected benefits from the new joint venture.

We have experienced rapid growth since inception, which may not be indicative of our future growth. Additionally, if we fail to manage our continuous rapid growth effectively, we may be unable to execute our business plan, which could have an adverse impact on our business and results of operations.

We have experienced rapid growth since our founding in 2012. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we may not be able to grow as fast or at all, if we do not, among other things: attract and retain high-performing agents in markets we currently serve; expand into new markets; improve our software and develop additional functionality; develop a broader set of solutions; and execute opportunistic mergers and acquisitions.

To preserve our market position, we may expand organically or acquire brokerages in new markets more quickly than if we did not operate in such a highly competitive industry, which can be challenging as some new markets have very distinctive characteristics, some of which may be unanticipated or unknown to us. These differences may result in greater recruitment and transaction costs that may result in those markets being less profitable for us than those that we currently operate in, and may slow the rate of our revenue growth.

Additionally, to support our continuous rapid growth, we must continue to improve our management resources and our operational and financial controls and systems, which may increase our expenses more than anticipated and result in a more complex business. We may also make decisions, such as more conservatively managing our expense structure, that could have a negative effect on our near-term growth rates, if we believe those decisions will improve our operating results or profitability in the near- or long-term. These decisions may not be consistent with the expectations of investors and may not produce the benefits that we expect, in which case our business could be materially and adversely affected. Accordingly, our continuous success will depend on our ability to plan for and manage our rapid growth effectively. If we fail to do so, we may be unable to execute our business plan, which could have an adverse impact on our business and results of operations.

We must carefully manage our expense structure and a failure to do so could have a material adverse effect on our business.

The real estate market has experienced an increase in interest rates followed by a material decrease in the number of real estate transactions. We must conservatively manage our cash and expenses in light of these and other negative changes in market conditions. To date, we have done so through reductions in force, changes to our spending approval processes, adjustments to our sales incentives and sales teams, and otherwise by pivoting our focus from growth to profitability and cash flow. Although we expect to continue to make future investments in the development and expansion of our business, we may also in the future undertake further initiatives to restructure our operations to improve operational efficiency. Gaining additional efficiencies may become increasingly difficult over time. In addition, there are one-time restructuring costs and negative impacts on sales growth and company operations relating to restructurings. We may be unable to successfully implement our cost savings strategies as much as is necessary given market conditions. Moreover, since we were founded, we have incurred net losses and have had an accumulated deficit, and may continue to do so, for a number of reasons, including: declines in U.S. residential real estate transaction volumes; changes in general economic conditions; changes in real estate market conditions; expansion into new markets for which we typically incur more significant losses immediately following entry; increased competition; increased costs to attract and retain agents, to hire additional personnel to support our overall growth, for research and development, and for sales and marketing; changes in our fee structure or rates; inefficiencies in our technology and business model; failure to execute our growth strategies; and unforeseen expenses, difficulties, complications and delays. Any or all of the foregoing may cause a material adverse effect on our business. Further, there can be no assurance that our strategic initiatives and cost savings efforts will result in sustained levels of profitability and positive cash flows that we intend or at all.

We use cash to satisfy tax withholding obligations that arise in connection with the monthly net settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. Additionally, if we choose to implement a “sell-to-cover” settlement method in the future, additional shares will be issued and sold in the market at settlement to cover tax withholding obligations, which would result in dilution to our stockholders.

We grant restricted stock unit (“RSU”) awards to our employees that vest based on the satisfaction of a service-based condition which is generally satisfied over four years. Under U.S. federal, state and local tax regulations, tax withholding obligations for RSUs arise in connection with their settlement. Our current settlement practice is to net settle vested RSUs, meaning that we withhold the equivalent number of RSUs that would otherwise be issued as shares of our Class A common stock in lieu of the amount required to satisfy tax withholding obligations on behalf of our employees by remitting the appropriate taxes to the relevant tax authorities. We refer to this as “net settlement.”

We currently, and plan to continue to, net settle vested RSUs granted to our employees on a monthly basis, which, depending upon the market value of shares of our Class A common stock underlying the RSUs, may result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.

In the future, we may implement a “sell-to-cover” settlement method to satisfy tax withholding obligations for our employees, under which shares of our Class A common stock with a market value equivalent to the tax withholding amounts would be automatically sold by the employees holding RSUs upon settlement to satisfy their tax withholding obligations, and the cash proceeds from such sales will be remitted by us to the relevant tax authorities. Such sales would not result in our use of additional cash to satisfy the tax withholding obligations for RSUs, but would result in greater dilution to our stockholders and increase costs to our employees with RSU awards than the net settlement model described above.

Additionally, we also grant RSUs to our independent directors and our agents, but because they are either independent non-employee directors or independent contractors, we do not have tax withholding obligations with respect to the settlement of their vested RSUs. Accordingly, we did not, and will not in the future, use any of our cash to pay their tax withholding obligations. However, issuance of shares of Class A common stock at settlement has resulted, and will result in the future, in dilution to our stockholders.

COVID-19 has affected our business and may continue to affect our business.

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all the ways we generate revenue, including generation of commissions from transactions executed by our agents, the number of transactions our title and escrow business closes, and the number of mortgages OriginPoint originates. The ongoing COVID-19 pandemic has had, and may continue to have, an adverse impact on the volume of residential real estate transactions, which has affected, and may continue to affect, our business and financial results. The extent of the future impact of the ongoing COVID-19 pandemic on our business and financial results will depend largely on future developments, including the emergence of new variants of the COVID-19 virus, the severity and transmission rates of new variants, the duration and extent of the spread of the virus the timing, availability and effectiveness of vaccines and vaccination rates, the prevalence of local, regional and national restrictions and regulatory orders in response to the ongoing COVID-19 pandemic, and the extent and effectiveness of containment actions taken, all of which are highly uncertain and difficult to predict. In addition, a number of macroeconomic factors relating to the ongoing COVID-19 pandemic have had, and could continue to have, an adverse impact on consumer spending and may result in changes to home purchasing, selling, renting and financing trends, including: increased unemployment rates and stagnant or declining wages; loss of consumer confidence in the economy and recessionary conditions; lower yields on individuals’ investment portfolios; volatility and declines in the stock market; lower rental prices; reduced demand to purchase homes; more stringent mortgage financing conditions; volatility in the mortgage interest rates; and inflation rate and pressures. In addition, COVID-19’s impact on our residential real estate transaction volume depends largely on the existence and prevalence of limitations on in-person activities related to the sale of residential real estate, such as prohibitions or restrictions on in-home showings, inspections and appraisals, and availability or hours of local real property documentation searches and new recordings.

We operate in highly competitive markets and we may be unable to compete successfully against competitors.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors, including: our ability to attract and retain agents; the timing and market acceptance of products and services offered by us or our competitors; the attractiveness of our adjacent services for agents and our agents’ clients; our ability to attract top talent to support our business model; and our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract agents and our agents’ clients to our platform, and to enhance their engagement in a cost-effective manner. We face competition nationally and in each of our markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific region or regions, from real estate technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models, and from new entrants, particularly smaller companies offering point solutions. Some of our competitors could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and access to additional capital, more product and service offerings, and higher risk tolerances or different risk assessments. If we are not able to continue to attract agents and our agents’ clients to our platform, our business, results of operations and financial condition will be harmed.

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

Monetary policies of the federal government and its agencies may have an adverse impact on our business, results of operations, and financial condition.

The U.S. real estate market is significantly affected by the monetary policies of the federal government and its agencies, and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. and impacts the real estate market through its effect on interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have an adverse impact on our business. Accordingly, our business may be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home, which may have an adverse impact on our mortgage origination business. In addition, this decline in volume could increase competition for the remaining loan volume, which may significantly reduce revenues and profit margins and may require us to increase sales and marketing expenditures to build out the business. Similarly, in higher interest rate environments, potential home buyers may choose to rent rather than pay higher mortgage rates. Changes in the Federal Reserve Board’s policies, interest rate environment and the mortgage market are beyond our control and are difficult to predict and, as such, could have a material adverse effect on our business, results of operations and financial condition.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations, and financial condition.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market or across the industry. Customary commission rates could change due to market forces locally or industry-wide and due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. We cannot predict the outcome of any new investigations or enforcement actions, but any such actions may result in industry-wide regulations, which can cause commission rates to decrease. Any decrease in commission rates may adversely impact our business, financial condition, and results of operations may be adversely impacted.

In addition, we collect fees from our agents for use of our platform, including our technology suite. There can be no assurance that we will be able to maintain the percentage of commission income or fees we collect from our agents. If industry conditions change, such that other platforms offer similar technologies to ours at a lower price or for free, we may be forced to reduce the percentage of commissions we collect from our agents, and our business, financial condition, and results of operations may be adversely impacted.

Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. Factors that can influence our results of operations, include: changes in real estate market conditions; our ability to attract and retain agents; our ability to continuously innovate, improve, and expand our platform; changes in interest rates or mortgage underwriting standards; the actions of our competitors; costs and expenses related to the strategic acquisitions, partnerships, and joint ventures; increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive; changes in the legislative or regulatory environment; system failures or outages; actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches; adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims; the overall tax rate for our business; the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period; the application of new or changing financial accounting standards or practices; and changes in regional or national business or macroeconomic conditions.

Because our results of operations are tied to certain key business metrics and non-GAAP financial measures that have fluctuated in the past and are likely to fluctuate in the future, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons may not be meaningful. As such, reliance should not be placed upon our historical results of operations as indicators of future performance.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel, could harm our business.

Our success depends upon the continued service of our senior management team, including Robert Reffkin, our founder, Chairman and Chief Executive Officer. Our success also depends on our ability to manage effective transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate, and retain a large number of skilled employees across our company. The loss of key engineering, product development, operations, marketing, sales and support, finance and legal personnel could also adversely affect our ability to build on the efforts such individuals have undertaken and to execute our business plan, and we may not be able to find adequate replacements. In addition, we do not have “key person” insurance on any of our employees.

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

Our success depends on the performance of our agents and employees. Although our agents are independent contractors, if they were to provide lower quality services to our agents’ clients, our image and reputation could be adversely affected. In addition, if our agents make fraudulent claims about properties they show, their transactions lead to allegations of errors or omissions, they violate certain regulations, including employment laws applicable to the management of their own employees, or they engage in self-dealing or do not disclose conflicts of interest to our agents’ clients, we could be subject to litigation and regulatory claims which, if adversely determined, could adversely affect our business, financial condition and results of operations. Similarly, we are subject to risks of loss or reputational harm in the event that any of our employees violate applicable laws.

We may be subject to losses relating to the operations of our title and escrow businesses as a result of errors, omissions, fraud, defalcation, or other misconduct.

Our title companies issue title insurance policies on behalf of title insurance underwriters. These policies provide coverage for real property to lenders and buyers. The title underwriter is typically liable for the payment of claims under title policies, but we may be subject to liability and losses if we are negligent. Some of our title companies and our escrow company also provide escrow and closing services. These services facilitate the transfer of ownership of real property. We may be subject to liability and losses arising from the provision of these services. For example, we may be subject to liability and losses if we improperly handle consumer or other third-party funds.

We carry errors and omissions insurance for errors made by our title and escrow companies, but insurance carriers may dispute coverage for various reasons, there can be no assurance that all claims will be covered, and losses could potentially exceed our coverage. Fraud, defalcation, and misconduct by employees and others are also risks inherent in our title and escrow business. To the extent that any loss or theft of funds related to our title and escrow companies substantially exceeds our insurance coverage, our business and results of operations could be adversely affected.

If we pursue acquisitions that are not successfully completed or integrated into our existing operations, our business, financial condition, or results of operations may be adversely affected.

From time to time, we evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in acquisitions of brokerage businesses to provide us with greater access to a given market. At times, we may also look to acquisitions to provide us with additional technology to further enhance our platform and accelerate our ability to offer new products or to expand our adjacent services offerings. These strategic acquisitions could be material to our financial condition and results of operations, but there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic acquisition. We may discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance or for which we are not adequately indemnified by sellers, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, integrating an acquired company, business, or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets or with respect to new adjacent services. In June 2022, we announced the wind-down of Modus Technologies, Inc, a wholly-owned title and escrow software company, which was part of a broader plan to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies and continue to drive toward profitability and positive free cash flow. Moreover, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. We continue to make investments of resources to support our acquisitions, which we expect will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business.

Our failure to successfully integrate the companies we acquire and address risks or other problems encountered in connection with our past or future strategic acquisitions could cause us to fail to realize the anticipated benefits of such strategic acquisitions, incur unanticipated liabilities, and harm our business, financial condition, and results of operations. In addition, strategic acquisitions may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill, which could adversely affect our business, financial condition, and results of operations and could result in dilution to our stockholders.

A change in mortgage underwriting standards could reduce the ability of homebuyers to access the credit markets on reasonable terms, or at all.

During the past several years, many lenders have significantly tightened their underwriting standards and many alternative mortgage products have become less available in the marketplace. In addition, certain lenders added new criteria or approvals necessary to underwrite mortgages in response to the COVID-19 pandemic. Underwriting standards could be changed or tightened as a result of changes in regulations, including those enacted to increase guarantee fees of federally-insured mortgages. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes in order to purchase new homes, which may decrease the number of real estate transactions that our agents execute and that our title and escrow businesses close, and may decrease the number of mortgages that OriginPoint originates. Any of these impacts would adversely affect our business, financial condition, and results of operations.

We may not be able to maintain or establish relationships with multiple listing services and third-party listing providers, which could limit the information we are able to provide to our agents and our agents’ clients.

Our ability to attract agents to our platform and to appeal to our agents’ clients depends upon providing a robust number of listings. To provide these listings in our services, in addition to the information provided by our agents, we maintain relationships with multiple listing services and other third-party listing providers. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of our existing relationships with these parties, changes to our rights to use listing data, or an inability to continue to add new listing providers may cause our listing data to omit information important to our agents or our agents’ clients. Any of these events could negatively impact our reputation and agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents, which could harm our business, financial condition, and results of operations.

Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or litigation or claims arising from such incidents, any of which may adversely impact our reputation and business, financial condition, and results of operations.

We face growing risks and costs related to cybersecurity threats to our operations and our data (including agent and client data) including: the failure or significant disruption of our operations from various causes, such as human error, computer malware, ransomware, insecure software and systems, zero-day vulnerabilities, threats to or disruption of third-party service providers who provide critical services, or other events related to our critical information technologies and systems; the increasing level and sophistication of cybersecurity attacks, such as distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts or the creation of copycat websites), or other unlawful tactics aimed at compromising the systems and data of our agents and our agents’ clients (including through systems not directly controlled by us, such as those maintained by our agents and third-party service providers); and the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our agents and our agents’ clients), the transmission of computer malware, or the diversion of sale transaction closing funds.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, ransomware, and other malicious software, to phishing or advanced and targeted attempts to breach systems launched by individuals, organizations, or sponsored nation state actors. These attacks may be directed at our business, employees, agents, third-party service providers, and our agents’ clients. An attack, threat, or breach of one system can impact one or more other systems.

In the ordinary course of our business, we and our third-party service providers, our employees, agents, and agent’s clients may collect, store, and transmit sensitive data, including our proprietary business information and intellectual property and that of our agents and our agents’ clients as well as personal information, sensitive financial information, and other confidential information. Our agents’ use of our platform to access and store data presents us with uncertainties and risks, as they may accidentally or deliberately cause private information to be transmitted through unsecure channels, which may lead to breaches or other leaks of such information.

Additionally, we increasingly rely on third-party service providers that provide data processing, data storage, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance, and transmission of this information are critical to our operations and, with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, controls, and adherence to our agreements. A breach or attack affecting one of our third-party service providers or partners could adversely impact our business, our client’s business, and our reputation even if we do not control the service that is attacked.

Moreover, the real estate industry is actively targeted by cybersecurity threat actors who attempt to conduct electronic fraudulent activity (such as business email compromise), security breaches, and similar attacks directed at participants in real estate services transactions. In common with others in our industry, we manage and hold confidential personal information in the operation of our platform. Accordingly, we have been and continue to be subject to a range of cyber-attacks, such as the creation of Compass or agent copycat websites, and email and text-based phishing attacks on our agents and our agents’ clients. We have enhanced our security measures and continue to invest in these measures to mitigate the risk of new and similar attacks in the future. However, there can be no assurance that our enhanced security measures, which are also partially dependent upon the security practices of our agents, our agents’ clients, and participants will timely detect or prevent other cyber-attacks in the future. Cyber-attacks could give rise to the loss of significant amounts of data and other sensitive information and possibly disable our information technology systems which are used to service our agents. Such threats may be beyond our control as our employees and agents and our agents’ clients and other third-party service providers may use e-mail, computers, smartphones, and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.

In addition, cybersecurity threat actors have attempted, and may attempt in the future, to conduct fraudulent activity by engaging with our agents or our agents’ clients, including in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity on our mobile app, website, and internal systems, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause our agents or our agents’ clients to lose trust in us and decrease or terminate their usage of our platform, which could materially harm our operations, business, results, and financial condition. The increasing prevalence and sophistication of cyber-attacks as well as the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, agents, agents’ clients, and third-party service providers, has led and will likely continue to lead to increased costs to us with respect to identifying, protecting, detecting, containing, responding, recovering, mitigating, insuring against, and remediating these risks, as well as any related attempted or actual fraud.

While we have experienced and expect to continue to experience these types of threats and incidents, none of them have been material to our business. Although we employ measures to identify, protect, detect, address, contain, and mitigate these threats, and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in harm to confidentiality, integrity, and availability of critical systems, data, and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and to a lesser degree, international privacy law, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the products and services we provide to our agents and our agents’ clients, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), any of which in turn could have a material adverse effect on our competitiveness and business, financial condition, and results of operations. We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations.

We could be subject to losses if banks do not honor our escrow and trust deposits.

We act as escrow agents for certain of our agents’ clients. As an escrow agent, we receive money from our agents’ clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business, we remain contingently liable for the disposition of these deposits. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, our agents’ clients could seek to hold us responsible for such amounts and, if our agents’ clients prevailed in their claims, we could be subject to significant losses.

A significant adoption by consumers of alternatives to full-service agents could have an adverse effect on our business, financial condition, and results of operations.

A significant change in consumer sales that eliminates or minimizes the role of the agent in the real estate transaction process could have an adverse effect on our business, financial condition, and results of operations. These options may include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience and then resell the properties shortly thereafter at market prices, and discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. Consumer preferences regarding buying or selling houses and financing their home purchase will determine if these models reduce or replace the long-standing preference for full-service agents.

We plan to expand into international markets, which will expose us to significant risks.

A component of our future growth strategy involves the further expansion of our operations and establishment of an agent base internationally. We are continuing to adapt and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we may need to establish relationships with new partners or acquire businesses in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute on our expansion plans. Although we maintain limited operations in India, none of our agents are located outside of the U.S. and we currently do not engage in any non-U.S. real property transactions, except for de-minimis transactions through partnerships with local non-U.S. brokerages. We expect that our international activities will grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and will require significant upfront investment.

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

Our management team is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports, which could adversely affect our business.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and to report any material weaknesses in such internal control. Our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed, or operating.

When evaluating our internal control over financial reporting, we may identify material weaknesses during the year that we may not be able to remediate by year-end. For example, in connection with the preparation of our consolidated financial statements for 2021 and prior years, we identified material weaknesses in our internal control over financial reporting. Those material weaknesses have not yet been fully remediated and the same weaknesses remained at the time of the preparation of our financial statements for 2022. For additional information, see risk factor entitled “We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.” If we identify any material weaknesses in our internal control over financial reporting in the future, are unable to comply with the requirements of Section 404 in a timely manner, or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm expresses an opinion that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we could become subject to investigations by the SEC, or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

During the preparation of our consolidated financial statements for 2021 and prior years, we identified material weaknesses in our internal control over financial reporting. Those material weaknesses have not yet been fully remediated and the same weaknesses remained at the time of the preparation of our financial statements for 2022. We did not design or maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with public company requirements.
This material weakness resulted in our identification of the following additional material weaknesses: (1) we did not maintain formal accounting policies and procedures and did not design, document, and maintain controls related to substantially all of our business processes to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over account reconciliations, segregation of duties, and the preparation and review of journal entries; and (2) we did not design and maintain effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately that are relevant to the preparation of our financial statements, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval of controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

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

To address our material weaknesses, we added, and intend to continue to add as necessary, personnel with public company experience and engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal control over financial reporting and assisting with the remediation of deficiencies, including implementing new controls and processes. We intend to further evolve our accounting and business processes related to internal control over financial reporting. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting for the first time in connection with the filing of this Annual Report, and as a result of the material weaknesses described above, our independent registered public accounting firm's report states that our internal control over financial reporting is not currently effective.

Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition.

Our Revolving Credit and Security Agreement with Barclays Bank PLC (the “Concierge Facility”) and our Revolving Credit and Guaranty Agreement with Barclays Bank PLC (the “Revolving Credit Facility”) contain, and any future agreement relating to additional indebtedness which we may enter into may contain, various financial covenants. The Concierge Facility, which is secured by, and can be used to borrow against, eligible receivables and cash related to part of our Compass Concierge Program, and our Revolving Credit Facility, which is secured by substantially all the assets of us and our subsidiary guarantors, contains customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants applicable to us and our restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. In certain cases, we may be required to repay all of the relevant debt immediately; the occurrence of such an event may have an adverse impact on our financial condition and results of operations.

Our ability to use our net operating losses and other tax attributes may be limited.

Certain of our federal net operating losses (“NOLs”) will begin to expire in 2032 and certain of our state NOLs will begin to expire in 2026. The realization of these net operating losses depends on our future taxable income and there is a risk that these NOL carryforwards could expire unused, which could materially affect our operating results. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes, such as research tax credits to offset future taxable income. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

We rely on assumptions, estimates, and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.

Certain of our performance metrics are calculated using third-party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors.

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

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on our business, financial condition, and results of operations.

Generally accepted accounting principles in the U.S. (“GAAP”) and related accounting pronouncements, implementation guidance, and interpretations, such as revenue recognition, lease accounting, stock-based compensation, asset impairments, valuation reserves, income taxes, and the fair value and associated useful lives of acquired long-lived assets, intangible assets, and goodwill, are highly complex and involve many subjective assumptions, estimates, and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates, or judgments made by management could significantly change our reported results and adversely impact our business, financial condition, and results of operations.

Our platform is highly complex and our software may contain undetected errors.

Our platform is highly complex and the software and code underlying our platform is interconnected and may contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code or software has been released. We regularly release or update software code, which may result in more frequent introduction of errors, bugs, or vulnerabilities into the software underlying our platform, potentially impacting the agent’s and their client’s experience on our platform. Additionally, due to the interoperative nature of the software and the systems underlying our platform, modifications to certain parts of our code, including changes to our mobile application, website, systems, or third-party application programming interfaces on which our platform rely, could have an unintended impact on other sections of our software or system, which may result in errors, bugs, or vulnerabilities to our platform. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our agents or our agents’ clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business, financial condition, and results of operations.

Furthermore, our development and testing processes may not detect errors, bugs, or vulnerabilities in our technology offerings prior to their implementation as they may not be identified or detected at the time of implementation. Any inefficiencies, errors, bugs, system misconfiguration, technical problems, or vulnerabilities arising in our technology offerings after their release could reduce the quality of our products, system performance, or interfere with our agents’ access to and use of our technology and offerings.

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes innovation and entrepreneurship, has been critical to our success. We are guided by our principles including dreaming big, moving fast, learning from reality, and being solutions-driven. However, as we grow, we may face challenges that may affect our ability to sustain our culture, including: failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission; increasing size and geographic diversity of our workforce; inability to achieve adherence to our internal policies and core values; the continued challenges of a rapidly-evolving industry; the increasing need to develop expertise in new areas of business that affect us; negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and the integration of new personnel and businesses from acquisitions.

In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale. Our return to office initiative varies across geographies and certain employees may not agree with our approach and as a result may seek employment elsewhere. Additionally, our return to office approach could expose our employees to health risks and could result in additional costs to us.

In addition, we have at times undertaken workforce reductions to better align our operations with our strategic priorities, to manage our cost structure, or in connection with acquisitions. For example, in response to macroeconomic conditions impacting our industry, we took certain cost-saving measures, such as reductions of our workforce in June and September 2022 and January 2023. Although we took deliberate actions to provide impacted employees with equitable separation packages and transition services, there can be no assurance that these actions will not adversely affect employee morale, our culture, and our ability to attract and retain employees. If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.

Our ability to recruit agents depends on the strength of our reputation, and adverse media coverage could harm our business.

We believe that we have developed a strong reputation for helping agents succeed on the basis of our rapid growth in recent years, the technological sophistication of our platform, and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our platform are important aspects of our efforts to attract and retain agents. In addition, our actions and growth are frequently reported in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of our agents, or other events, which may cause our ability to attract and retain agents to suffer. If we are unable to maintain or enhance agent awareness of our business, or if our reputation is damaged in a given market or nationally, our business, financial condition, and results of operations could be harmed.

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

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, and/or unfavorable publicity.

We collect, store, share, and process personal information and other employee, agent, agents’ client and consumer information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, sharing, and disclosure and protection of personal information, which are continually evolving, subject to differing interpretations, and may be inconsistent between state and federal governments and across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We seek to comply with industry standards, applicable laws, and legal obligations concerning data security protection, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, terms of service, privacy-related obligations to agents, our agents’ clients or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and our agents’ clients to lose trust in us, which could have a materially adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of agents and our agents’ clients for the use and disclosure of personal information is obtained, could require us to modify our platform and its features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to innovate, improve and expand our platform and its features that make use of the personal information that our agents and our agents’ clients voluntarily share.

Numerous states have enacted, or are in the process of enacting, state level data privacy laws and regulations aimed at creating and enhancing individual privacy rights by governing the collection, use, sharing, disclosure, selling, and retention of state residents’ personal information. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, which may require us to further modify our data processing practices and policies, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended confusion among our agents’ and our agent’s clients.

Our agents operate as independent contractors and are responsible for their own data privacy compliance. Additionally, we provide training and our platform provides tools and security controls to assist our agents with their data privacy compliance to the extent they store relevant data on our platform. However, if an agent on our platform were to be subject to a claim for breach of data privacy laws, we could be found liable for their claims due to our relationship, which may require us to take more costly data security and compliance measures or to develop more complex systems.

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or agents, which could adversely affect our reputation and business results.

Third-party cybersecurity threat actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our agents or our agents’ clients, using copycat websites, or illegitimate money transfer requests. These threats may also affect our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity on our mobile app, website and internal systems, we may not be able to detect or prevent all such activity. Persistent or pervasive fraudulent activity may cause our agents or our agents’ clients to lose trust in us and decrease or terminate their usage of our services, which could materially harm our operations, business, results, and financial condition.

We utilize a number of third-party service providers to deliver web and mobile content and any disruption or delays in service from these third-party providers could adversely impact the delivery of our platform.

Our brand, reputation and ability to attract customers and real estate partners and deliver quality products and services depend on the reliable performance of our network infrastructure and content delivery processes. To deliver mobile app and web content, we utilize a number of third-party service providers to support essential functions of our business, including Amazon Web Services, who we primarily rely on to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, system vulnerabilities, earthquakes and similar events at the sites of such providers. The occurrence of any of the foregoing events could result in damage to systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our third-party cloud service providers systems could result in reduced capabilities or a total failure of our systems, which could cause our mobile app or website to be inaccessible, impairing our agents’ ability to use our platform. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations. In light of our reliance on Amazon Web Services and other third-party cloud service providers, coupled with the complexity of obtaining replacement services, any disruption of or interference with our use of these third-party services could adversely impact our operations and business.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our business, results of operations, and financial condition.

Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Natural disasters and catastrophic events may disrupt real estate markets and harm our business.

Natural disasters or other catastrophic events, such as fires, hurricanes, earthquakes, windstorms, tornados, floods, power loss, telecommunications failure, cyber-attacks, war, civil unrest, terrorist attacks, or pandemics or epidemics may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus, could harm our business, results of operations and financial condition. In particular, the COVID-19 pandemic and the reactions of governments, markets, and the general public to the COVID-19 pandemic, caused a number of consequences for our business and results of operations. Additionally, properties located in the markets in which we operate, including New York, Northern California, Southern California and South Florida, are more susceptible to certain natural hazards (such as fires, hurricanes, earthquakes, floods, or hail) than properties in other parts of the country. A natural disaster or other catastrophic event in any of these cities could disrupt our operations and have a negative impact on our business. As we grow our business, the need for business continuity planning and disaster recovery plans will increase in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Declining home inventory levels may result in insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been declining in certain markets and price points in recent years, which has caused more homeowners to retain their homes for longer periods of time, driving a negative impact on the volume of home sale transactions closed by our brokers and agents. This decline has been caused by pressures outside our control, including slow or accelerated new housing construction, macroeconomic conditions, and real estate industry models that purchase homes for long-term rental or corporate use. The continuing decline in home inventory levels could have a material adverse effect on our business and profitability.

Risks Related to Our Legal and Regulatory Environment

We are periodically subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability, consumer complaints, personal injury, wrongful death, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions), securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices. We may also be subject to disputes between us and our employees and agents, which are primarily governed by mandatory arbitration provisions.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition, and results of operations, or could cause harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.

In addition, litigation, claims, and regulatory proceedings against companies unrelated to us in the residential real estate or technology industry, or in other industries, may impact us when the rulings in those cases cover practices common to the broader industry. Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. To the extent these claims against unrelated companies are successful and we or our agents cannot distinguish our or their practices (or our industry’s practices), we could face significant liability and could be required to modify certain business practices or relationships, either of which could materially and adversely impact our business, financial condition, and results of operations.

We classify our agents as independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted.

We engage independent contractors that are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. California changed its classification laws effective January 1, 2020 (with a specific carveout for real estate agents). Additionally, federal and other state governments have introduced and may continue to introduce proposed changes to existing classification laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, meal and rest periods, and discrimination laws. Further, if legal standards for classification of our agents as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for our agents, including by paying additional compensation and benefits or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to some or any of our agents. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees. Any of these outcomes could result in substantial costs to us, significantly impair our financial condition and our ability to conduct our business as currently contemplated, damage our reputation, and impair our ability to attract agents.

In addition, we work with international staffing organizations that hire contractors in various jurisdictions who are subject to various local laws, including labor and employment laws, that differ from those in the United States. We may be subject to claims as a result of the staffing agencies’ practices, which are outside our control or direction. We may also be subject to claims that these contractors are employees of Compass.

We are subject to a variety of federal and state laws, many of which are unsettled and still developing, and certain of our businesses are highly regulated. Any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our real estate brokerage business, our title and escrow business, our mortgage joint venture, OriginPoint, and the businesses of our agents must comply with laws such as RESPA, the Fair Housing Act, the Dodd-Frank Act, the Exchange Act, and federal advertising and other laws, as well as some comparable state statutes; rules of trade organizations such as NAR and local MLSs.

RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to settlement service providers in connection with the closing of certain real estate transactions. Such laws may to some extent impose limitations on arrangements involving our real estate brokerage, escrow services, title agency and mortgage origination services. RESPA compliance may become a greater challenge under certain administrations for most industry participants offering title and escrow services and mortgage origination services, including brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes and some state authorities have also asserted enforcement rights.

In addition, our title agency services business is also subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. We are also, to a lesser extent, subject to various other rules and regulations such as “controlled business” statutes and similar laws or regulations that would limit or restrict transactions among affiliates in a manner that would limit or restrict collaboration among our businesses.

For certain licenses, we are required to designate a broker of record as qualified individuals and/or persons who control and supervise the operations of applicable licensed entities. Certain licensed entities also are subject to routine examination and monitoring by state licensing authorities. We cannot provide assurances that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate, title insurance and escrow, and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance.

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

Compliance with, and monitoring of, the foregoing laws and regulations is complicated and costly and may inhibit our ability to innovate or grow. Our failure to comply with any of these laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

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

Internet law is evolving, and unfavorable changes to, or failure by us to comply with, these laws and regulations could adversely affect our business, financial condition, and results of operations.

We are subject to regulations and laws specifically governing the Internet. The scope and interpretation of the laws that are or may be applicable to our business are often uncertain, subject to change and may be conflicting. If we incur costs or liability as a result of unfavorable changes to these regulations or laws or our failure to comply therewith, the business, financial condition and results of operations of our business could be adversely affected. Any costs incurred to prevent or mitigate this potential liability could also harm our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets, and litigation to defend intellectual property can be expensive and lengthy. Various factors may pose a threat to our intellectual property rights, as well as to our platform and technology offerings. For example, we may fail to obtain effective intellectual property protection or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective; and our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.

In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how, and technical information. To protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors, vendors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors, vendors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, financial condition, results of operations and competitive position.

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

Our platform, its features, and technology offerings may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from providing our products and services.

We cannot guarantee that our internally developed or acquired systems, technologies and content do not and will not infringe the intellectual property rights of others. In addition, we rely on products, content, software, technology, and other intellectual property that we license from third parties for use in our platform, its features, and technology offerings. These third parties may be subject to infringement claims, the results of which could severely limit our ability to develop our services containing their intellectual property and our business could be disrupted or otherwise harmed. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms, if at all, and we may be subject to claims of infringement or misappropriation if we have failed to obtain appropriate intellectual property licenses from such parties, or such parties do not possess the necessary intellectual property rights to the products or services they license to our business. If we are unable to obtain necessary licenses from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and/or may be prohibited by contract from developing competing products. We have been, and may be, subject to claims that we have infringed the copyrights, trademarks, or other intellectual property rights of a third party. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and divert management resources and attention. Should we be found liable for infringement or misappropriation, we may be required to redesign some of our systems and technologies, enter into licensing agreements, pay substantial damages, limit or curtail our offerings and technologies, or take other action, which could harm our business and results of operations. Any of the foregoing could prevent us from competing effectively and could expose our business to significant liabilities.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which our business is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties alleging ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the products or services unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The multi-class structure of our common stock has the effect of concentrating voting power with Robert Reffkin, our founder, Chairman, and Chief Executive Officer, and his financial planning vehicles and affiliated trusts.

As of February 22, 2023, Robert Reffkin, our founder, Chairman, and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts (for purposes of this risk factor discussion, “Mr. Reffkin”) (and including his shares of Class A common stock subject to outstanding RSUs for which the service condition has been satisfied or would be satisfied within 60 days of February 22, 2023), held 8,749,266 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock. Additionally, Mr. Reffkin holds two performance-based RSU awards and one time-based RSU award, which vest monthly. Pursuant to the exchange agreement, Mr. Reffkin has a right to require us to exchange any shares of Class A common stock that he receives upon settlement of his vested RSUs for shares of Class C common stock, which he has elected in connection with the 2022 net settlement and future monthly net settlements.

As of February 22, 2023, Mr. Reffkin held approximately 47.3% of the voting power of our outstanding capital stock, which may increase over time as his RSU awards vest and settle and resulting shares of Class A common stock get exchanged for shares of Class C common stock. If all such awards had been vested, settled and exchanged for shares of Class C common stock as of February 22, 2023, Mr. Reffkin would have held approximately 64% of the voting power of our outstanding capital stock. As a result, Mr. Reffkin is able to determine and may significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

Future transfers by the holders of Class C common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers by Mr. Reffkin. In addition, each share of Class C common stock will convert automatically into one share of Class A common stock upon certain conditions. However, until one of those certain triggering events occurs, voting power will be concentrated with Mr. Reffkin.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Pursuant to our restated certificate of incorporation, each share of our Class C common stock will convert into one share of our Class A common stock two days prior to the date specified in writing upon which our shares of capital stock will be included on the S&P 500 index following written notice and confirmation from Standard & Poor’s of such specified date and inclusion. Under certain index providers’ announced policies that restrict the inclusion of companies with multi-class share structures in certain of their indices, the multi-class structure of our common stock would make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding this automatic termination provision. As a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The trading price of the shares of our Class A common stock is likely to be volatile.

Technology and real estate stocks historically have experienced high levels of volatility. Accordingly, the trading price of our Class A common stock may fluctuate substantially, due to factors including: loss of investor confidence in, or significant volatility in the market price and trading volume of, technology companies in general and of companies in the real estate technology industry in particular; changes in mortgage interest rates; variations in the housing market, including seasonal trends and fluctuations; announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors; price and volume fluctuations in the overall stock market; changes in how agents perceive the benefits of our platform and future offerings; the public’s reaction to our press releases, other public announcements, and filings with the SEC, or those of other companies in the industries in which we compete; fluctuations in the trading volume of our shares or the size of our public float; sales of large blocks of our common stock; sales, or the anticipated sale, of a substantial amount of our Class A common stock, particularly sales by our directors, executive officers, or principal stockholders; fluctuations in our results of operations or financial projections; changes in actual or future expectations of investors or securities analysts; litigation involving us, our industry, or both; governmental or regulatory actions or audits; regulatory developments applicable to our business; real estate market conditions; general economic conditions and trends; major catastrophic events; and departures of key employees.

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

The trading market for our Class A common stock may, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares, change their opinion of our business prospects, or publish inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts who cover us ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all.

Growing and operating our business, including by continuously innovating, improving, and expanding our platform, expanding our adjacent services and expanding into new markets, may require significant cash outlays, liquidity reserves, and capital expenditures. If cash on hand, cash generated from operations, and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change in control of our company that the stockholders may consider favorable, including provisions that: classify the board of directors into three classes with staggered three-year terms; permit the board of directors to establish the number of directors and to fill any vacancies and newly-created directorships; require super-majority voting to amend some provisions in our charter documents; authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan; allow only our chief executive officer, chairperson of our board of directors, or a majority of our board of directors are authorized to call a special meeting of stockholders; prohibit cumulative voting; permit the removal of directors only “for cause” and only with the approval of the holders of at least two-thirds of the voting power of the then outstanding capital stock; prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders; expressly authorize the board of directors to make, alter, or repeal our bylaws; and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Moreover, Section 203 of the Delaware General Corporation Law (“DGCL") may discourage, delay, or prevent a change in control of our company by imposing certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

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

In addition, our restated certificate of incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, to the fullest extent permitted by law. However, there can be no assurance that federal or state courts will find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be applicable or enforceable in every case.

We do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

We have never declared or paid any dividends on our Class A common stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We are headquartered in New York, New York, where we occupy approximately 100,000 square feet of office space pursuant to a lease that is expected to expire in May 2025 subject to the terms thereof. We also lease operating and sales offices throughout the United States and internationally.
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
Stockholders
As of February 22, 2023, there were 140 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this Annual Report for information regarding securities authorized for issuance.
Stock Performance Graph
The stock performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index and Peer Group Index by assuming $100 was invested in each investment option as of April 1, 2021, which represents the day our common stock began trading on the NYSE.

$140
$120
$100
$80
$60
$40
$20
$0
04/01/21
04/30/21
05/31/21
06/30/21
07/31/21
08/31/21
09/30/21
10/31/21
11/30/21
12/31/21
1/31/22
2/28/22
3/31/22
4/30/22
5/31/22
6/30/22
7/31/22
8/31/22
9/30/22
10/31/22
11/30/22
12/31/22
Compass
Real Estate Tech Peers
S&P 500

Year	4/1/21	12/31/21	12/31/22
COMP	$100	$45.11	$11.56
S&P 500 Index(1)	$100	$118.57	$95.51
Peer Group Index (2)	$100	$67.17	$23.05
____________
(1)S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ.
(2)Peer Group Index consists of Zillow Group, Inc. (ZG), Redfin Corp (RDFN), Opendoor Technologies Inc. (OPEN), EXP World Holdings, Inc. (EXPI) and Anywhere Real Estate Inc. (HOUS).
Sales of Unregistered Securities
From October 1, 2022 through December 31, 2022, we offered, sold and issued the following unregistered securities:

(1) an aggregate of 240,592 shares of Class A common stock held by the Company's founder and Chief Executive Officer, Robert Reffkin, were exchanged for an equivalent number of shares of Class C common stock pursuant to the Equity Exchange Right Agreement; and

(2) an aggregate of 698,088 shares of Class A common stock were issued on November 4, 2022 in connection with our previously disclosed acquisition of the Randall Family of Companies, as consideration for an earnout payable to the former owners.

The offer, sale and issuance of the securities described above were exempt from registration under the Securities Act in reliance upon Section 3(a)(9) and Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Issuer Purchases of Equity Securities
None.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Note Regarding Forward—Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in this Annual Report for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:
•Introduction. This section provides a general description of our company and its business, recent developments affecting our company, operational highlights and discussions of how seasonal factors and macroeconomic conditions may impact our results.
•Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2022 compared to the year ended December 31, 2021. An analysis of the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in our Form 10-K for the year ended December 31, 2021.
•Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and non-GAAP financial measures we use to evaluate our business and measure our performance, in addition to the measures presented in our consolidated financial statements.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2022.
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
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors who affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid by clients at the time that a home is transacted, which agents use to assist home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, such as title, escrow and mortgage origination services. While adjacent services comprise a small portion of our revenue to date, we are well-positioned to capture meaningful revenue from adjacent services as we continue to expand and diversify our offerings within the real estate ecosystem.
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
Recent Developments
Throughout 2022, a number of macroeconomic conditions contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the year ended December 31, 2022, as described in more detail in the section entitled “—Results of Operations”. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates and the Federal Reserve Board increasing the federal funds rate by an aggregate of 4.50% through January 2023 with possible further increases. These conditions have contributed towards slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the first quarter of 2023 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.
Update Related to Restructuring Activities
During the year ended December 31, 2022, we enacted certain workforce reductions, wound down Modus Technologies, Inc. (“Modus”) and terminated certain of our operating leases. The workforce reductions are part of a broader plan to take meaningful actions to improve the alignment between our organizational structure and our long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned pause in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
As a result of restructuring actions taken during the year ended December 31, 2022, we incurred restructuring costs of $49.1 million, resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. We incurred additional non-cash charges of approximately $7.1 million during the year ended December 31, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
During January 2023, we implemented a further workforce reduction as part of our ongoing cost reduction initiatives to manage the business during the current macroeconomic environment. As a result of this reduction, we expect to incur pre-tax cash charges of approximately $10 million to $12 million for severance and other termination benefits for employees whose roles were or are being eliminated during the three months ending March 31, 2023.
Operational Highlights for the year ended December 31, 2022
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We also continue to invest in our proprietary, integrated platform, designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 28,000 agents on our platform as of December 31, 2022. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the years ended December 31, 2022, 2021 and 2020, the Average Number of Principal Agents3 was 13,073, 11,058 and 8,686, respectively. The principal agent additions came in both new and existing markets.
During the years ended December 31, 2022, 2021 and 2020, our agents closed 211,538, 225,272 and 144,784 Total Transactions3, respectively. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “—Recent Developments” for more details surrounding these macroeconomic conditions.
Our Gross Transaction Value3 for the years ended December 31, 2022, 2021 and 2020, was $230.3 billion, $254.2 billion and $151.7 billion, respectively. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic conditions.
For the year ended December 31, 2022, our Gross Transaction Value represented 4.6% of residential real estate transacted in the United States, compared to 4.5% for the year ended December 31, 2021. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors. Should we elect to resume expansion into new markets in the future, faster data integration and ingestion, more efficient agent onboarding, and the ability to customize our solutions to local market requirements will allow us to enter new markets more quickly and effectively over time. We have a dedicated expansion team responsible for launching new markets that partners closely with our enterprise sales team to rapidly identify talented agents in each new market. The priority with which we enter new markets will be based on the addressable size of each market, agent feedback, local market dynamics and the improvement of macroeconomic conditions. Expansion within existing markets is particularly cost efficient as we are able to leverage existing infrastructure, personnel and our agent network.
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth during the year ended December 31, 2021 and the impact of changes in macroeconomic conditions experienced during the year ended December 31, 2022.
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
3 For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “—Key Business Metrics” included elsewhere in this Annual Report.

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
We also recognize revenue from other adjacent services related to the home transaction such as title and escrow services. While revenue from these services has been immaterial through 2022, we expect revenue from these services to grow over time as we expand existing and add new adjacent services to our platform.
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
We also charge our agents fees. These fees are either transaction based, where amounts are collected at the closing of a real estate transaction, or in the form of periodic fixed fees. These fees are recognized as a reduction to commissions and other related expense.
Our commissions and other related expense as a percentage of revenue is expected to fluctuate from period-to-period based on the mix of the commission arrangements we have with our agents, the fees we collect and any changes in adjacent services revenue. Beginning at the time of our IPO, we began to incur additional commissions and other related expense for stock-based compensation expense associated with RSUs granted in connection with the Agent Equity Program as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
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
We expect sales and marketing expense to vary from period-to-period as a percentage of revenue for the foreseeable future and decrease as a percentage of revenue. Beginning at the time of our IPO, we began to incur additional sales and marketing expense for stock-based compensation expense associated with RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Operations and support
Operations and support expense consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs, fair value adjustments to contingent consideration for our acquisitions and other acquisition related expenses.
We expect operations and support expense to vary from period-to-period as a percentage of revenue for the foreseeable future and decrease as a percentage of revenue. Beginning at the time of our IPO, we began to incur additional operations and support expense for stock-based compensation expense associated with our RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”

Research and development
Research and development expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses and other related expenses.
We expect that our research and development expense will vary from period-to-period as a percentage of revenue for the foreseeable future and decrease as a percentage of revenue. Beginning at the time of our IPO, we began to incur additional research and development expense for stock-based compensation expense associated with RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
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
We expect that general and administrative expense will vary from period-to-period as a percentage of revenue for the foreseeable future as we focus on processes, systems and controls to enable our internal support functions for our business. Beginning at the time of our IPO, we began to incur additional general and administrative expense for stock-based compensation expense associated with RSUs as described in the section titled “—Critical Accounting Estimates and Policies—Stock-Based Compensation.”
Restructuring Costs
Restructuring costs consists primarily of severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. For the year ended December 31, 2020, we have reclassified certain expenses previously classified in other operating expense amounts to the Restructuring costs line item in order to conform to the current period financial statement presentation.
Depreciation and amortization
Depreciation and amortization expense consists primarily of depreciation and amortization of our property and equipment, capitalized software and acquired intangible assets. We expect depreciation and amortization expense will vary from period-to-period as a percentage of revenue for the foreseeable future.
Investment Income, net
Investment income, net consists primarily of interest, dividends and realized gains and losses earned on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of expense related to the interest expenses, including commitment fees for available borrowing capacities, and amortization of debt issuance costs associated with our Concierge Facility and Revolving Credit Facility.
Benefit from Income Taxes
Benefit from income taxes consists of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. The benefit from income taxes is reduced by current taxes in India that are not offset with future alternative minimum tax credits. We maintain a full valuation allowance against our deferred tax assets for U.S. income tax purposes because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Equity in Loss of Unconsolidated Entity
Equity in loss of unconsolidated entity includes the results of our share of losses from our OriginPoint joint venture.
RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the period indicated:

	Year Ended December 31,
	2022		2021		2020
	(in millions, except percentages)
Revenue	$6,018.0	100.0%	$6,421.0	100.0%	$3,720.8	100.0%
Operating expenses:
Commissions and other related expense (1)	4,936.1	82.0	5,310.5	82.7	3,056.9	82.2
Sales and marketing (1)	575.1	9.6	510.4	7.9	402.1	10.8
Operations and support(1)	392.4	6.5	374.9	5.8	222.2	6.0
Research and development (1)	360.3	6.0	365.3	5.7	145.6	3.9
General and administrative (1)	208.1	3.5	288.5	4.5	105.8	2.8
Restructuring costs	49.1	0.8	—	—	10.3	0.3
Depreciation and amortization	86.3	1.4	64.4	1.0	51.2	1.4
Total operating expenses	6,607.4	109.8	6,914.0	107.7	3,994.1	107.3
Loss from operations	(589.4)	(9.8)	(493.0)	(7.7)	(273.3)	(7.3)
Investment income, net	2.8	—	0.1	—	2.0	0.1
Interest expense	(3.6)	(0.1)	(2.4)	—	(0.6)	—
Loss before income taxes and equity in loss of unconsolidated entity	(590.2)	(9.8)	(495.3)	(7.7)	(271.9)	(7.3)
Benefit from income taxes	0.9	—	2.5	—	1.7	—
Equity in loss of unconsolidated entity	(12.2)	(0.2)	(1.3)	—	—	—
Net loss	(601.5)	(10.0)	(494.1)	(7.7)	(270.2)	(7.3)
Net (income) loss attributable to non-controlling interests	—	—	—	—	—	—
Net loss attributable to Compass, Inc.	$(601.5)	(10.0%)	$(494.1)	(7.7%)	$(270.2)	(7.3%)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
Commissions and other related expense	$59.0	$128.7	$5.7
Sales and marketing	42.0	38.4	16.0
Operations and support	15.6	16.9	3.5
Research and development	57.5	92.7	1.4
General and administrative	60.4	109.6	16.6
Total stock-based compensation expense	$234.5	$386.3	$43.2

Stock-based compensation for the year ended December 31, 2021 includes the following amounts related to the one-time acceleration of stock-based compensation expense in connection with the IPO:

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Revenue	$6,018.0	$6,421.0	$(403.0)	(6.3%)
Revenue decreased by $403.0 million, or 6.3%, for 2022 compared to 2021. The decrease was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market, a lower volume of transactions and a decline in Average Transaction Value, partially offset by an increase in the number of agents that joined our platform during 2021 and 2022. The Average Number of Principal Agents for 2022 was 13,073 compared to 11,058 for 2021. Total Transactions for 2022 declined to 211,538, a decrease of 6.1% from 2021.
Operating Expenses
Commissions and other related expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$4,936.1	$5,310.5	$(374.4)	(7.1%)
Percentage of revenue	82.0%	82.7%
Commissions and other related expense decreased by $374.4 million, or 7.1%, for 2022 compared to 2021. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $59.0 million for the year ended December 31, 2022 and $128.7 million for the year ended December 31, 2021. The decline in stock-based compensation expense in 2022 as compared to 2021 was primarily related to a one-time acceleration of stock-based compensation expense of $41.7 million incurred on March 31, 2021 in connection with our IPO and a decline in year over year agent participation in the Agent Equity Program. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. Commissions and other related expense excluding such non-cash stock-based compensation expense was $4,877.1 million, or 81.0% of revenue for 2022 and $5,181.8 million, or 80.7% for 2021. The decrease in absolute dollars of commissions and other related expense, excluding the non-cash stock-based compensation, was primarily driven by our lower revenue. The unfavorable 30 basis points increase in commissions and other related expense, excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue in the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the change in mix of the commission arrangements we have with our agents and changes in geographic mix.

Sales and marketing

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$575.1	$510.4	$64.7	12.7%
Percentage of revenue	9.6%	7.9%
Sales and marketing expense increased by $64.7 million, or 12.7%, for 2022 compared to 2021. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $42.0 million for the year ended December 31, 2022 and $38.4 million for the year ended December 31, 2021. The increase in stock-based compensation expense for 2022 as compared to 2021 was due to expense for awards related to increased headcount partially offset by a one-time acceleration of stock-based compensation expense of $1.8 million incurred on March 31, 2021 in connection with our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO and we continue to recognize additional stock-based compensation expense subsequent to the IPO. Sales and marketing expense excluding such non-cash stock-based compensation expense was $533.1 million, or 8.9% of revenue for 2022 and $472.0 million, or 7.4% for 2021, respectively. The increase in sales and marketing expense in absolute dollars and on a percentage of revenue, excluding the non-cash stock-based compensation expense, was primarily due to an increase in agent marketing and advertising, an increase in agent recruiting costs and increased occupancy costs.
Operations and support

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Operations and support	$392.4	$374.9	$17.5	4.7%
Percentage of revenue	6.5%	5.8%
Operations and support expense increased by $17.5 million, or 4.7%, for 2022 compared to 2021. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $15.6 million for the year ended December 31, 2022 and $16.9 million for the year ended December 31, 2021. The decrease in stock-based compensation expense for 2022 as compared to 2021 was almost entirely the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration of stock-based compensation expense of $3.1 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Operations and support expense excluding such non-cash stock-based compensation expense was $376.8 million, or 6.3% of revenue for 2022 and $358.0 million, or 5.6% for 2021. The increase in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to higher headcount prior to the aforementioned workforce reductions.

Research and development

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Research and development	$360.3	$365.3	$(5.0)	(1.4%)
Percentage of revenue	6.0%	5.7%
Research and development expense decreased by $5.0 million, or 1.4%, for 2022 compared to 2021. Included in Research and development expense were non-cash expenses related to stock-based compensation of $57.5 million for the year ended December 31, 2022 and $92.7 million for the year ended December 31, 2021. The decrease in stock-based compensation expense for 2022 as compared to 2021 was the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration of stock-based compensation expense of $46.9 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Research and development expense excluding such non-cash stock-based compensation expense was $302.8 million, or 5.0% of revenue for 2022 and $272.6 million, or 4.2% for 2021. The increase in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense, was primarily driven by an increase in compensation and other personnel-related costs due to higher headcount prior to the aforementioned workforce reductions and additional software costs for our technology infrastructure and platform.
General and administrative

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
General and administrative	$208.1	$288.5	$(80.4)	(27.9%)
Percentage of revenue	3.5%	4.5%
General and administrative expense decreased by $80.4 million, or 27.9%, for 2022 compared to 2021. During the years ended December 31, 2022 and 2021, General and administrative expense includes charges of $10.5 million in connection with the Realogy Holdings Corp. matter and $21.3 million in connection with the Avi Dorfman and RentJolt, Inc. matter, respectively (collectively, the "Litigation Matters"). Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $60.4 million for 2022 and $109.6 million for 2021. The decrease in stock-based compensation expense for 2022 as compared to 2021 was the result of the required accounting treatment for our RSUs which differed before and after the March 31, 2021 effective date of our IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. We recognized a one-time acceleration of stock-based compensation expense of $55.0 million in connection with our IPO when this liquidity-event based vesting condition was satisfied and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. General and administrative expense excluding such non-cash stock-based compensation expense and the Litigation Matters was $137.2 million, or 2.3% of revenue for 2022 and $157.6 million, or 2.5% of revenue for 2021. The decrease in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense and the Litigation Matters, was primarily due to our cost reduction initiatives taken during the year ended December 31, 2022.

Restructuring costs

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$49.1	$—	$49.1	100.0%
Percentage of revenue	0.8%	—%
Restructuring costs primarily consisted of costs associated with workforce reduction actions and the wind-down of Modus. See Note 17 - "Restructuring Activities" in our consolidated financial statements included elsewhere in this Annual Report, for information.
Depreciation and amortization

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$86.3	$64.4	$21.9	34.0%
Percentage of revenue	1.4%	1.0%
Depreciation and amortization expense increased by $21.9 million, or 34.0%, for 2022 compared to 2021.The increase in absolute dollars and on a percentage of revenue basis was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2021 as well as the acceleration of $7.1 million of amortization in connection the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited.
Investment income, net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$2.8	$0.1	$2.7	2700.0%
During the year ended December 31, 2022, interest income was $2.8 million and during year ended December 31, 2021, interest income was $0.1 million. Investment income, net increased during the year ended December 31, 2022 as a result of increased average interest rates on our short-term interest-bearing investments.
Interest expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Interest expense	$3.6	$2.4	$1.2	50.0%
Interest expense increased by $1.2 million, or 50.0%, for 2022 compared to 2021. The increase was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities and the amortization of the issuance costs of such facilities.

Benefit from income taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$0.9	$2.5	$(1.6)	(64.0%)

Benefit from income taxes decreased by $1.6 million, or 64.0%, for 2022 compared to 2021. The decrease resulted from a reduction in current year acquisition related activities and an increase in current taxes in India that are not offset with future alternative minimum tax credits.
Equity in loss of unconsolidated entity

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$12.2	$1.3	$10.9	838.5%
During the year ended December 31, 2022, equity in loss of unconsolidated entity was $12.2 million and during the year ended December 31, 2021, equity in loss of unconsolidated entity was $1.3 million from our mortgage joint venture with Guaranteed Rate, Inc., which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Year Ended December 31,
	2022	2021	2020
Total Transactions	211,538	225,272	144,784
Gross Transaction Value (in billions)	$230.3	$254.2	$151.7
Average Number of Principal Agents	13,073	11,058	8,686
Net loss attributable to Compass, Inc. (in millions)	$(601.5)	$(494.1)	$(270.2)
Net loss attributable to Compass, Inc. margin	(10.0)%	(7.7)%	(7.3)%
Adjusted EBITDA(1) (in millions)	$(210.0)	$1.6	$(155.5)
Adjusted EBITDA margin(1)	(3.5)%	0.0%	(4.2)%
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
Our Total Transactions for the year ended December 31, 2022 were 211,538, a decrease of 6.1% from the year ended December 31, 2021. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market partially offset by agent additions.

Gross Transaction Value
Gross Transaction Value is a key measure of the scale of our platform and success of our agents, which ultimately impacts revenue. Gross Transaction Value is the sum of all closing sale prices for homes transacted by agents on our platform. We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction. We exclude transactions related to rentals in this metric.
Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and macroeconomic factors.
Our Gross Transaction Value for the year ended December 31, 2022 was $230.3 billion, a decrease of 9.4% from the year ended December 31, 2021. The macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market resulted in period-over-period declines in both Total Transactions and Gross Transaction Value.
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
Our Average Number of Principal Agents for the year ended December 31, 2022 was 13,073, representing an increase of 18.2% from the year ago period. For the year ended December 31, 2022, our Average Number of Principal Agents was 46.3% of our average number of total agents. Our principal agents generate revenue across a diverse set of real estate markets in the United States.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods and (iii) litigation charges in connection with the Litigation Matters. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions, except percentages):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Compass, Inc.	$(601.5)	$(494.1)	$(270.2)
Adjusted to exclude the following:
Depreciation and amortization	86.3	64.4	51.2
Investment income, net	(2.8)	(0.1)	(2.0)
Interest expense	3.6	2.4	0.6
Stock-based compensation	234.5	386.3	43.2
Benefit from income taxes	(0.9)	(2.5)	(1.7)
Restructuring costs	49.1	—	10.3
Acquisition-related expenses(1)	11.2	23.9	13.1
Litigation charges(2)	10.5	21.3	—
Adjusted EBITDA	$(210.0)	$1.6	$(155.5)
Net loss attributable to Compass, Inc. margin	(10.0)%	(7.7)%	(7.3)%
Adjusted EBITDA margin	(3.5)%	0.0%	(4.2)%
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for more information.
(2)Represents a charge of $10.5 million incurred during the year ended December 31, 2022 in connection with the Realogy Holdings Corp. matter and a $21.3 million expense incurred during the year ended December 31, 2021 in connection with the settlement of the Avi Dorfman and RentJolt, Inc. matter. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information.
Adjusted EBITDA was a loss of $210.0 million compared to income of $1.6 million during the years ended December 31, 2022 and 2021, respectively. The decrease in Adjusted EBITDA during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the growth in operating expenses as a percentage of revenue resulting from investments in sales and marketing, operations and support and research and development and a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “—Recent Developments”.
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

	Year Ended December 31, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,936.1	$575.1	$392.4	$360.3	$208.1
Adjusted to exclude the following:
Stock-based compensation	(59.0)	(42.0)	(15.6)	(57.5)	(60.4)
Acquisition-related expenses	—	—	(11.2)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$4,877.1	$533.1	$365.6	$302.8	$137.2

	Year Ended December 31, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$5,310.5	$510.4	$374.9	$365.3	$288.5
Adjusted to exclude the following:
Stock-based compensation	(128.7)	(38.4)	(16.9)	(92.7)	(109.6)
Acquisition-related expenses	—	—	(23.9)	—	—
Litigation charge	—	—	—	—	(21.3)
Non-GAAP Basis	$5,181.8	$472.0	$334.1	$272.6	$157.6

	Year Ended December 31, 2020
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,056.9	$402.1	$222.2	$145.6	$105.8
Adjusted to exclude the following:
Stock-based compensation	(5.7)	(16.0)	(3.5)	(1.4)	(16.6)
Acquisition-related expenses	—	—	(13.1)	—	—
Non-GAAP Basis	$3,051.2	$386.1	$205.6	$144.2	$89.2
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of December 31, 2022, we had cash and cash equivalents of $361.9 million and an accumulated deficit of $2.2 billion.
We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as a result of the current slowdown in the U.S. residential real estate market as described in more detail under the section entitled “—Recent Developments”. We believe our existing cash and cash equivalents, the Concierge Facility (which, as defined below, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our decision to resume expansion into new geographic markets, continued investment in adjacent services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition”.
Concierge Facility
In July 2020, our subsidiary, Compass Concierge SPV I, LLC, or Concierge SPV, entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. On August 5, 2022, we further amended and restated the Concierge Facility (the “Second A&R Concierge Facility”) to among other things extend the revolving period to August 4, 2023. The interest rate on the Concierge Facility was 7.59% as of December 31, 2022. Pursuant to the Second A&R Concierge Facility, the principal amount, if any, is payable in full in February 2024, unless earlier terminated or extended. As of December 31, 2022 and 2021, there were $31.9 million and $16.2 million, respectively, in borrowings outstanding under the Concierge Facility.
We have the option to repay our borrowings under the Second A&R Concierge Facility without premium or penalty prior to maturity. The Second A&R Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we and our consolidated subsidiaries fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Second A&R Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Second A&R Concierge Facility. As of December 31, 2022, we were in compliance with the covenants under the Second A&R Concierge Facility.
Revolving Credit and Guaranty Agreement
In March 2021, we entered into a Revolving Credit and Guaranty Agreement, or the Revolving Credit Facility, with Barclays Bank PLC, as administrative agent and as collateral agent, and certain other lenders. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority security interest in substantially all of our assets and subsidiary guarantors.
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
We have the option to repay our borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2022, we had $150.0 million in outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $33.0 million. The interest rate on the borrowings under the Revolving Credit Facility was 5.86% as of December 31, 2022.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to us and our restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that we maintain certain liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $2,418.0 million during 2022, $3,799.0 million during 2023 and $4,668.0 million thereafter. As of December 31, 2022, we were in compliance with the financial covenants under the Revolving Credit Facility.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net cash used in operating activities	$(291.7)	$(28.6)	$(58.1)
Net cash used in investing activities	(100.1)	(192.5)	(13.4)
Net cash provided by financing activities	135.4	399.3	19.9
Net (decrease) increase in cash and cash equivalents	$(256.4)	$178.2	$(51.6)
Operating Activities
For 2022, net cash used in operating activities was $291.7 million. The outflow was primarily due to a $601.5 million net loss adjusted for $339.0 million of non-cash charges and cash outflow due to changes in assets and liabilities of $29.2 million. The non-cash charges are primarily related to $234.5 million of stock-based compensation expense, $86.3 million of depreciation and amortization expense, $12.2 million of equity in loss of unconsolidated entity and $7.3 million of bad debt expense. The changes in assets and liabilities resulted in a cash outflow primarily due to a $36.5 million decrease in accrued expenses and other liabilities, a $15.9 million decrease in Commissions payable, a $11.7 million increase in Compass Concierge receivables and a decrease of $4.8 million in accounts payable due to timing of payments. The cash outflow from operations was partially offset by a decrease of $17.6 million in other currents assets, a decrease of $9.8 million in other non-current assets, a decrease of $6.5 million in accounts receivable due to timing of receipts and a $5.8 million inflow from net operating lease right-of-use assets and operating lease liabilities.
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
Investing Activities
During 2022, net cash used by investing activities was $100.1 million consisting of $70.1 million in capital expenditures, $15.0 million in payments for acquisitions, net of cash acquired, and $15.0 million for investment in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in our mortgage joint venture with Guaranteed Rate, Inc. that we formed in 2021.
During 2021, net cash used by investing activities was $192.5 million consisting of $137.4 million in payments for acquisitions, net of cash acquired, $50.1 million in capital expenditures and $5.0 million for investment in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in our joint venture that we formed in 2021.
During 2020, net cash used by investing activities was $13.4 million consisting of $43.3 million in capital expenditures and $25.6 million in payments for acquisitions, net of cash acquired, partially offset by $55.5 million in proceeds from sales and maturities of marketable securities.
Financing Activities
During 2022, net cash provided by financing activities was $135.4 million, primarily consisting of $150.0 million in proceeds from drawdowns on the Revolving Credit Facility, $15.7 million in net proceeds from drawdowns and repayments on the Concierge Facility and $9.0 million in proceeds from the exercise of stock options, partially offset by $23.5 million in taxes paid related to net share settlement of equity awards and $17.5 million in payments for acquisitions, including payments of contingent consideration.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease obligations(1)	$677.7	$118.9	$217.0	$163.1	$178.7
Other acquisition related compensation	21.9	14.3	7.6	—	—
Estimated undiscounted contingent consideration payments	14.0	10.0	3.1	0.9	—
Acquisition related payables	13.5	13.3	0.2	—	—
Purchase obligations	74.6	30.4	31.0	13.2	—
Total	$801.7	$186.9	$258.9	$177.2	$178.7
__________
(1)As of December 31, 2022, the Company has additional operating leases for real estate that have not yet commenced of $11.2 million payable through 2033, which have been excluded from above.
Our Concierge Facility matures August 4, 2023 unless earlier terminated or extended and can be repaid at any time. As of December 31, 2022, there were $31.9 million in borrowings outstanding under the Concierge Facility. We are required to pay an annual commitment fee of 0.50% on a quarterly basis based on the unused portion of the Concierge Facility. In addition, interest on the used portion of the Concierge Facility is 2.35% plus an interest rate based on Term SOFR plus a credit adjustment spread of 0.11448%. The effective interest rate was 7.59% as of December 31, 2022. For additional information, see the section titled “—Liquidity and Capital Resources—Concierge Facility.”
As of December 31, 2022, we had $150.0 million outstanding borrowings under our Revolving Credit Facility and outstanding letters of credit totaled approximately $33.0 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. During an event of default under the Revolving Credit Facility the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this size and type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum and fees associated with letters of credit. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended. The interest rate on the borrowings under the Revolving Credit Facility was 5.86% as of December 31, 2022. For additional information, see the section titled “—Liquidity and Capital Resources—Revolving Credit and Guaranty Agreement.”
We have irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2022, we were contingently liable for $48.0 million, under these letters of credit. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit are collateralized by our Revolving Credit Facility and cash and cash equivalents, respectively.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaled $136.7 million and $172.1 million as of December 31, 2022 and 2021, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
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
We concluded that our brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since we are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. We operate exclusively in the United States and generate substantially all of our revenue from commissions from home sellers and buyers. In addition to commission revenue, we generate revenue through adjacent services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2022, 2021 and 2020.
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
For stock options, which we issue to employees, affiliated agents and in certain cases in connection with business combinations, we generally estimate the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.
We also issue RSUs to employees, affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, we offer RSUs to affiliated agents through our Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. We discontinued the Agent Equity Program following the issuance of RSUs in January 2023 related to the 2022 program year.
Our RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for our IPO. The fair value of these RSUs was measured based on the fair value of our common stock on the grant date and was recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition were achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of our registration statement.
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
For RSUs granted in connection with the 2021 and 2022 Agent Equity Programs, we determined the value of the stock-based compensation expense at the time the underlying commission is earned and began to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability and will be reclassified to additional paid-in capital at the end of the vesting period when the underlying RSUs are issued.
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
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2022 consisted of $361.9 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to Term SOFR plus a credit adjustment spread of 0.11448%, plus a margin of 2.35%. As of December 31, 2022, we had a total outstanding balance of $31.9 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to a base rate plus a margin of 1.50%. As of December 31, 2022, we had a total outstanding balance of $150.0 million under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
Foreign Currency Exchange Risk
As our operations in India have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Compass, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Compass, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not (i) design or maintain an effective control environment, as the Company lacked sufficient oversight of activities related to internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with public company requirements, (ii) maintain formal accounting policies and procedures, and did not design, document and maintain controls related to substantially all of the Company’s business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries, and (iii) design and maintain effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements related to (a) program change management, (b) user access controls, (c) computer operations, and (d) testing and approval of controls for program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition - Commissions Revenue

As described in Note 2 to the consolidated financial statements, the Company generates revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. The Company holds the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore controls those services that are necessary to legally transfer real estate between home sellers and buyers. Management concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e., purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generated revenue of $6,018 million for the year ended December 31, 2022, of which substantially all was generated from commissions from home sellers and buyers.

The principal considerations for our determination that performing procedures relating to revenue recognition - commissions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, there is a material weakness related to the Company’s control environment, which impacted this matter.

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
March 1, 2023
We have served as the Company’s auditor since 2014.

Compass, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$361.9	$618.3
Accounts receivable, net of allowance of $9.0 and $7.1, respectively	36.6	48.5
Compass Concierge receivables, net of allowance of $14.7 and $17.3, respectively	42.9	32.9
Other current assets	76.5	94.9
Total current assets	517.9	794.6
Property and equipment, net	192.5	157.4
Operating lease right-of-use assets	483.2	484.7
Intangible assets, net	99.3	127.2
Goodwill	198.4	188.3
Other non-current assets	41.8	48.4
Total assets	$1,533.1	$1,800.6
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28.1	$34.6
Commissions payable	48.0	63.9
Accrued expenses and other current liabilities	164.9	240.9
Current lease liabilities	94.6	81.5
Concierge credit facility	31.9	16.2
Revolving credit facility	150.0	—
Total current liabilities	517.5	437.1
Non-current lease liabilities	486.5	483.0
Other non-current liabilities	8.4	32.9
Total liabilities	1,012.4	953.0
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at December 31, 2022 and 2021; 438,098,194 and 409,267,751 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	2,713.6	2,438.8
Accumulated deficit	(2,196.5)	(1,595.0)
Total Compass, Inc. stockholders’ equity	517.1	843.8
Non-controlling interest	3.6	3.8
Total stockholders’ equity	520.7	847.6
Total liabilities and stockholders’ equity	$1,533.1	$1,800.6
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$6,018.0	$6,421.0	$3,720.8
Operating expenses:
Commissions and other related expense	4,936.1	5,310.5	3,056.9
Sales and marketing	575.1	510.4	402.1
Operations and support	392.4	374.9	222.2
Research and development	360.3	365.3	145.6
General and administrative	208.1	288.5	105.8
Restructuring costs	49.1	—	10.3
Depreciation and amortization	86.3	64.4	51.2
Total operating expenses	6,607.4	6,914.0	3,994.1
Loss from operations	(589.4)	(493.0)	(273.3)
Investment income, net	2.8	0.1	2.0
Interest expense	(3.6)	(2.4)	(0.6)
Loss before income taxes and equity in loss of unconsolidated entity	(590.2)	(495.3)	(271.9)
Benefit from income taxes	0.9	2.5	1.7
Equity in loss of unconsolidated entity	(12.2)	(1.3)	—
Net loss	(601.5)	(494.1)	(270.2)
Net (income) loss attributable to non-controlling interests	—	—	—
Net loss attributable to Compass, Inc.	$(601.5)	$(494.1)	$(270.2)
Net loss per share attributable to Compass, Inc., basic and diluted	$(1.40)	$(1.51)	$(2.46)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	428,169,180	326,336,128	109,954,760
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(601.5)	$(494.1)	$(270.2)
Other comprehensive loss:
Unrealized loss on investments	—	—	(0.1)
Comprehensive loss	$(601.5)	$(494.1)	$(270.3)
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	246,365,350	$1,525.7	109,294,060	$—	$143.4	$0.1	$(825.1)	$(681.6)	$—	$(681.6)
Cumulative change in accounting principle (ASU 2016-13)	—	—	—	—	—	—	(5.6)	(5.6)	—	(5.6)
Net loss	—	—	—	—	—	—	(270.2)	(270.2)	—	(270.2)
Unrealized loss on investments	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Issuance of Series G convertible preferred stock, net of issuance costs	64,820	1.0	—	—	—	—	—	—	—	—
Conversion of Series D convertible preferred stock	(9,382,620)	(40.0)	9,382,620	—	40.0	—	—	40.0	—	40.0
Issuance of shares in connection with acquisitions	—	—	401,310	—	1.2	—	—	1.2	—	1.2
Issuance of common stock upon exercise of stock options	—	—	2,710,680	—	9.6	—	—	9.6	—	9.6
Issuance of common stock upon early exercise of stock options	—	—	1,183,230	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	0.6	—	—	0.6	—	0.6
Stock-based compensation	—	—	—	—	43.2	—	—	43.2	—	43.2
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$—	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	—	(494.1)	(494.1)	—	(494.1)
Acquisition related non-controlling interest	—	—	—	—	—	—	—	—	3.8	3.8
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	—	67.6	—	67.6
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of issuance costs	—	—	26,296,438	—	438.7	—	—	438.7	—	438.7
Issuance of shares in connection with acquisitions	—	—	855,740	—	10.1	—	—	10.1	—	10.1
Issuance of common stock upon exercise of stock options	—	—	9,318,012	—	21.3	—	—	21.3	—	21.3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	10,871,486	—	(62.4)	—	—	(62.4)	—	(62.4)
Vesting of early exercised stock options	—	—	—	—	5.0	—	—	5.0	—	5.0
Stock-based compensation	—	—	—	—	301.4	—	—	301.4	—	301.4
Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$—	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	—	—	—	(601.5)	(601.5)	—	(601.5)
Other activity related to non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares in connection with acquisitions	—	—	1,033,340	—	3.6	—	—	3.6	—	3.6
Issuance of common stock upon exercise of stock options	—	—	4,145,127	—	9.0	—	—	9.0	—	9.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	9,464,159	—	(23.5)	—	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	—	—	5.5	—	—	5.5	—	5.5
Issuance of common stock in connection with the 2021 Agent Equity Program	—	—	13,608,896	—	100.0	—	—	100.0	—	100.0
Issuance of common stock under the ESPP	—	—	578,921	—	2.3	—	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	177.9	—	—	177.9	—	177.9
Balances at December 31, 2022	—	$—	438,098,194	$—	$2,713.6	$—	$(2,196.5)	$517.1	$3.6	$520.7
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(601.5)	$(494.1)	$(270.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86.3	64.4	51.2
Stock-based compensation	234.5	386.3	43.2
Equity in loss of unconsolidated entity	12.2	1.3	—
Change in acquisition related contingent consideration	(2.2)	(4.7)	8.9
Bad debt expense	7.3	8.9	16.0
Amortization of debt issuance costs	0.9	1.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	6.5	8.5	(16.3)
Compass Concierge receivables	(11.7)	9.4	16.6
Other current assets	17.6	(40.0)	19.4
Other non-current assets	9.8	(11.8)	(4.9)
Operating lease right-of-use assets and operating lease liabilities	5.8	2.4	34.6
Accounts payable	(4.8)	(3.3)	(6.5)
Commissions payable	(15.9)	(0.3)	29.1
Accrued expenses and other liabilities	(36.5)	43.3	20.5
Net cash used in operating activities	(291.7)	(28.6)	(58.1)
Investing Activities
Proceeds from sales and maturities of marketable securities	—	—	55.5
Investment in unconsolidated entity	(15.0)	(5.0)	—
Capital expenditures	(70.1)	(50.1)	(43.3)
Payments for acquisitions, net of cash acquired	(15.0)	(137.4)	(25.6)
Net cash used in investing activities	(100.1)	(192.5)	(13.4)
Financing Activities
Proceeds from exercise and early exercise of stock options	9.0	26.9	15.9
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	2.3	—	—
Taxes paid related to net share settlement of equity awards	(23.5)	(62.4)	—
Proceeds from drawdowns on Concierge credit facility	59.0	39.5	11.4
Repayments of drawdowns on Concierge credit facility	(43.3)	(31.7)	(3.0)
Proceeds from drawdowns on Revolving credit facility	150.0	—	—
Payments related to acquisitions, including contingent consideration	(17.5)	(10.7)	(3.2)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	439.6	—
Other	(0.6)	(1.9)	(1.2)
Net cash provided by financing activities	135.4	399.3	19.9
Net (decrease) increase in cash and cash equivalents	(256.4)	178.2	(51.6)
Cash and cash equivalents at beginning of period	618.3	440.1	491.7
Cash and cash equivalents at end of period	$361.9	$618.3	$440.1
Supplemental disclosures of cash flow information:
Cash paid for interest	$2.3	$1.3	$0.2
Supplemental non-cash information:
Issuance of common stock for acquisitions	$3.6	$10.1	$1.2
Conversion of convertible preferred stock in connection with initial public offering	$—	$1,419.1	$—
Conversion of Series D convertible preferred stock	$—	$67.6	$40.0
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues and expenses of all controlled subsidiaries. The consolidated statements of operations include the results of entities acquired from the date of each respective acquisition.
Certain operating expense amounts presented in the prior period consolidated statements of operations have been reclassified to the Restructuring costs line item in order to conform to the current period financial statement presentation.

Compass, Inc.
Notes to Consolidated Financial Statements
The change in classification does not affect previously reported Total operating expenses in the consolidated statements of operations.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) fair value of contingent consideration arrangements in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
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
The Company has a Revolving Credit Facility, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of December 31, 2022, the Company had $167.0 million available to be drawn under the Revolving Credit Facility and was in compliance with each of the financial and non-financial covenants. See Note 9 — "Debt" for further details.
During the year ended December 31, 2022 and in January 2023, the Company announced various restructuring actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The Company will continue to assess the impact that changing macroeconomic factors and the slowdown of the U.S. Residential real estate market will have on its business and will adjust its operations as necessary.
As of December 31, 2022 and 2021, the Company held cash and cash equivalents of approximately $361.9 million and $618.3 million, respectively. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.

Compass, Inc.
Notes to Consolidated Financial Statements
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
Net Loss Per Share Attributable to Compass, Inc.
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
For periods in which the Company reports net losses, diluted net loss per common share attributable to Compass, Inc. is the same as basic net loss per common share attributable to Compass, Inc., because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Foreign Currency
The Company established its first foreign subsidiary in India in 2020. The functional currency of the entity is U.S. dollars. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Realized and unrealized gains and losses from foreign exchange were immaterial for the years ended December 31, 2022, 2021 and 2020.
Cash and Cash Equivalents
The Company considers all investments with an original maturity date at the time of purchase of three months or less to be cash and cash equivalents. Cash equivalents consist primarily of money market funds and U.S. treasury securities. The Company’s accounts, at times, may exceed federally insured limits.
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

	December 31,
	2022	2021
Opening balance	$7.1	$8.1
Allowances	5.5	1.7
Net write-offs and other	(3.6)	(2.7)
Closing balance	$9.0	$7.1

Compass, Inc.
Notes to Consolidated Financial Statements
Prepaid Agent Incentives
Other current assets and Other non-current assets in the consolidated balance sheets include prepaid agent incentives that represent cash payments made to certain agents as an incentive to associate their license with the Company. The prepaid agent incentives have a related service period requirement which provides for the repayment of such amounts if the agent disassociates from the Company prior to the completion of the specified service period. The value of these prepaid agent incentives are amortized within Sales and marketing expense in the consolidated statements of operations over the underlying service periods.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups (collectively, “asset groups”) may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset groups’ carrying

Compass, Inc.
Notes to Consolidated Financial Statements
amount may not be recoverable. Recoverability of asset groups to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. If such asset groups were considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset.
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
If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company has not recorded any impairments related to goodwill as of December 31, 2022.
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
Operating leases are presented separately as operating lease ROU assets and operating lease liabilities, current and non-current, in the accompanying consolidated balance sheets.

Compass, Inc.
Notes to Consolidated Financial Statements
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
The Company concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generates substantially all of its revenue from commissions from home sellers and buyers. In addition to commission revenue, the Company generates revenue through adjacent services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2022, 2021 and 2020.
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
The Company also charges fees to affiliated agents. These fees are either transaction based, where amounts are collected at the closing of a brokerage transaction, or in the form of periodic fixed fees over a defined period of time. Fees charged to affiliated agents are recognized as a reduction to Commissions and other related expense as the reimbursements do not constitute a form of revenue nor do they constitute a reimbursement for a specific, incremental, identifiable cost for the Company.
Sales and Marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for the Company’s regional offices, agent acquisition incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Advertising costs were $147.1 million, $118.1 million and $101.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation costs includes salaries, taxes, benefits, bonuses and stock-based compensation.

Compass, Inc.
Notes to Consolidated Financial Statements
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
Restructuring
Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. Restructuring charges primarily consist of costs associated with a workforce reduction and operating lease right-of-use asset impairments. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within Accrued expenses and other liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

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

Compass, Inc.
Notes to Consolidated Financial Statements
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
Level 1Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions.
The carrying amount of the Company’s financial instruments including Cash and cash equivalents, Accounts receivable, Compass Concierge receivables, Accounts payable and Commissions payable approximate their respective fair values because of their short maturities. As of December 31, 2022 and 2021, the carrying amount of the Company’s debt facilities approximates fair value as the stated interest rate approximates market rates currently available to the Company.
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
For stock options, which the Company issues to employees, affiliated agents and in certain cases in connection with business combinations, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends.
The Company also issues RSUs to employees, affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company offers RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offers affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program are granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. The Company has discontinued the Agent Equity Program following the issuance of RSUs in January 2023 related to the 2022 program year.
The Company’s RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for the Company’s IPO. The fair value of these RSUs was measured based on the fair value of the Company’s common stock on the grant date and was recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition were achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the Company’s registration statement, see Note 1—“Business—Initial Public Offering.”

Compass, Inc.
Notes to Consolidated Financial Statements
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
For RSUs granted in connection with the 2021 and 2022 Agent Equity Programs, the Company determined the value of the stock-based compensation expense at the time the underlying commission is earned and began to recognize the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability and will be reclassified to additional paid-in capital at the end of the vesting period when the underlying RSUs are issued.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which modifies the measurement of credit losses on financial instruments. This standard requires the use of an expected loss impairment model for instruments measured at amortized cost based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This guidance is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2020 on a modified retrospective basis, which resulted in a $5.6 million increase in the Company’s overall allowance for credit losses related to the Company’s Compass Concierge receivables, with a corresponding increase to the Company’s accumulated deficit.
In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative; and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will become effective for public companies with fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
2022 Acquisitions
During the year ended December 31, 2022, the Company completed the acquisition of 100% of the ownership interests in a title insurance and escrow settlement services company and acquired the assets of a small real estate brokerage. The purpose of these acquisitions was to expand the Company’s title and escrow offerings and to expand its existing brokerage business in key domestic markets. The Company has accounted for these acquisitions as business combinations.
Total Consideration of Business Combinations
The total consideration for acquisitions completed during the year ended December 31, 2022 comprised $12.1 million of cash, net of cash acquired, $0.8 million in Class A common stock of the Company and up to $3.6 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2029. Future cash payments were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheets.
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
None of the goodwill recorded during the year ended December 31, 2022 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $2.6 million dependent on the payment of certain holdbacks and acquisition-related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
As of December 31, 2022, an aggregate of $1.2 million of the cash to be paid after closing for certain acquisitions remained unpaid. These amounts are presented within Accrued expenses and other current liabilities and Other non-current liabilities on the consolidated balance sheet and are expected to be paid during the years ended December 31, 2023 and December 31, 2024.
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
During 2021, the Company completed two asset acquisitions of smaller residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these two acquisitions comprised $13.2 million in cash, net of cash acquired, $5.8 million in the Company’s Class A common stock and up to $3.4 million of additional cash that may be paid contingent on certain earnings-based targets being met. During the year ended December 31, 2021, the Company recorded net assets of $23.9 million primarily comprised of customer relationships. Such amounts are also included in the tables below.
Total Consideration of Business Combinations and Asset Acquisitions
The following table summarizes the aggregate fair value of the components of the purchase consideration, as of the respective dates of each of the business combinations and asset acquisitions (in millions):

Cash paid at closing	$148.6
Class A common stock issued	5.8
Cash to be paid after closing (1)	21.8
Contingent consideration	5.6
Non-controlling interest	3.8
$185.6

(1)
As of December 31, 2022, an aggregate of $12.3 million of the cash to be paid after closing for certain acquisitions remained unpaid. These amounts are presented within Accrued expenses and other current liabilities on the consolidated balance sheet and are expected to be paid during the year ended December 31, 2023.

Compass, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the allocations of the purchase price for the business combinations and asset acquisitions (in millions):

Cash and cash equivalents	$11.2
Other current assets	4.1
Property and equipment	2.5
Goodwill (1)	68.5
Operating lease right-of-use assets	12.8
Intangible assets (2)
Acquired Technology	5.5
Customer relationships	90.7
Trademarks	11.3
Total assets	$206.6
Total liabilities	$(21.0)
Net assets	$185.6

(1)
Approximately $43.8 million of the goodwill is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $64.7 million dependent on the payment of certain holdbacks and acquisition related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its domestic deferred tax assets.

(2)	The identified intangible assets have a useful life of 2-9 years.
Pro forma revenue and earnings for 2021 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
2020 Acquisitions
Modus Technologies, Inc.
On October 9, 2020, the Company completed the acquisition of 100% of the outstanding shares of Modus Technologies, Inc. ("Modus"), a title and escrow company that provides an internally developed title and escrow technology platform to agents, home sellers and buyers. The purpose of the acquisition was to expand its title and escrow service offerings and technology capabilities.
The consideration for the purchase of Modus included a contingent consideration arrangement, payable over three years and based on the attainment of transaction-based targets as defined by the purchase agreement. The maximum amount of contingent consideration that could be earned was $70.0 million, payable in a combination of $50.0 million in cash and $20.0 million in the Company’s Class A common stock. The Company recorded the contingent consideration liability at its fair value of $20.0 million and recorded all fair value adjustments to the contingent consideration liability at each reporting date, with any changes recorded through Operations and support in the accompanying consolidated statements of operations. See “Note 5 — Fair Value of Financial Assets and Liabilities” for further discussion of inputs used to determine the fair value of contingent consideration. A portion of this contingent consideration was subject to forfeiture dependent on certain employees providing future service to the Company and was accounted for as compensation expense over the required service periods. See “Other Acquisition Related Compensation” below. As of December 31, 2022, the remaining unpaid contingent consideration is $4.7 million and will be paid in 2023 and 2024.
Other
During 2020, the Company completed several asset acquisitions. These transactions included the acquisition of smaller residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these acquisitions was paid entirely in cash.

Compass, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the aggregate fair value of the components of the purchase consideration, as of the respective dates of each of the acquisitions (in millions):

	Modus	Other
Cash paid at closing	$27.7	$0.9
Cash to be paid after closing	2.0	—
Contingent consideration (payable in the form of cash and Class A common stock)	20.0	—
	$49.7	$0.9
The following table summarizes the allocations of the purchase price (in millions):

	Modus	Other
Cash and cash equivalents	$3.0	$—
Other current assets	0.1	—
Property and equipment	0.5	—
Goodwill (1)	38.4	—
Operating lease right-of-use assets	4.1	—
Intangible assets (2):
Acquired technology	6.3	—
Customer relationships	1.3	0.9
Trademarks	1.7	—
Total assets	$55.4	$0.9
Total liabilities	$(5.7)	$—
Net assets	$49.7	$0.9

(1)	The goodwill is non-tax deductible.
(2)	The identified intangible assets have a useful life of 3-6 years.
Pro forma revenue and earnings for 2020 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in aggregate.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $4.7 million of the obligations as of December 31, 2022 are fixed in value. As of December 31, 2022, the undiscounted maximum payment under these arrangements was $14.0 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Opening balance	$24.4	$39.8	$16.4
Acquisitions	3.6	5.6	20.0
Fair value (gains) losses included in net loss	(2.2)	(4.7)	8.9
Payments	(11.8)	(16.3)	(5.5)
Closing balance	$14.0	$24.4	$39.8

Compass, Inc.
Notes to Consolidated Financial Statements
Other Acquisition Related Compensation
In connection with the Company’s acquisitions, a portion of the cash and equity consideration amounts paid or to be paid to the selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. Accordingly, this consideration is accounted for as compensation for future services and the Company recognizes the expenses over the underlying retention periods. As of December 31, 2022, the Company expects to pay an additional $21.9 million in future cash consideration to sellers in connection with these arrangements. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $13.4 million, $28.6 million and $4.2 million, respectively, in compensation expense within Operations and support in the accompanying consolidated statements of operations related to these arrangements.
Similarly, the Company granted 0.9 million, 0.3 million and 0.2 million shares of common stock to sellers in accordance with arrangements where receipt of the shares were contingent on certain employees and agents providing continued service to the Company in the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, these share-based payments will be accounted for as stock-based compensation expense over the underlying retention periods. For the years ended December 31, 2022 and 2021, the Company recognized $2.0 million and $1.1 million, respectively, in stock-based compensation expense within Operations and support in the accompanying consolidated statement of operations related to these arrangements. There was no stock-based compensation expense related to these compensation arrangements recognized during the year ended December 31, 2020.
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
OriginPoint is owned 49.9% by the Company and 50.1% by Guaranteed Rate. The Company and Guaranteed Rate each contributed capital of $5.0 million when OriginPoint was formed in July 2021. The Company has contributed $15.0 million of additional capital during the year ended December 31, 2022. The Company is accounting for OriginPoint as an equity method investment and will record its equity earnings or losses related to OriginPoint within Equity in loss of unconsolidated entity in the consolidated statements of operations.
The Company’s investment in OriginPoint had a balance of $6.5 million at December 31, 2022 and is included within Other non-current assets on the accompanying consolidated balance sheet. The Company recorded equity losses of $12.2 million and $1.3 million during the years ended December 31, 2022 and 2021, respectively. No dividends were received by the Company during the years ended December 31, 2022 and 2021.
OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass.
5. Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $361.9 million and $618.3 million as of December 31, 2022 and 2021, respectively, are held in cash, money market funds and U.S. treasury securities which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $14.0 million and $24.4 million as of December 31, 2022 and 2021, respectively, are the Company’s only Level 3 financial instruments.

Compass, Inc.
Notes to Consolidated Financial Statements
See Note 3 — “Business Combinations and Asset Acquisitions” for changes in contingent consideration during the years ended December 31, 2022, 2021 and 2020. The following tables present the balances of contingent consideration as presented in the consolidated balance sheets (in millions):

	December 31,
	2022	2021
Accrued expenses and other current liabilities	$10.0	$12.9
Other non-current liabilities	4.0	11.5
Total contingent consideration	$14.0	$24.4
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	December 31,
	2022	2021
Leasehold improvements	$192.3	$158.2
Office furniture and equipment	37.1	31.9
Computer software and internally-developed software	37.9	28.1
Computer equipment	32.3	24.2
	299.6	242.4
Less: accumulated depreciation	(107.1)	(85.0)
Property and equipment, net	$192.5	$157.4
The Company recorded depreciation expense related to property and equipment of $48.2 million, $38.5 million and $34.4 million for the years ended December 31, 2022, 2021 and 2020, respectively which includes $9.4 million, $6.0 million and $4.8 million, respectively, related to capitalized internally–developed software.
The Company capitalized internally-developed software costs of $17.0 million and $15.7 million during the years ended December 31, 2022 and 2021, respectively.
7. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2020	$119.8
Acquisitions	68.5
Balance at December 31, 2021	$188.3
Acquisitions	8.8
Measurement period adjustments	1.3
Balance at December 31, 2022	$198.4

Compass, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$155.2	$(68.6)	$86.6	3.4
Acquired technology	5 years	5.5	(1.8)	3.7	3.3
Trademarks	2-9 years	13.0	(4.3)	8.7	4.9
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$174.0	$(74.7)	$99.3

	December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$150.4	$(42.9)	$107.5	4.3
Acquired technology	2-5 years	17.5	(9.0)	8.5	3.2
Trademarks	2-9 years	13.6	(2.7)	10.9	5.4
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$181.8	$(54.6)	$127.2
Amortization expense was $38.1 million, $25.9 million and $16.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated future amortization expense for finite-lived intangible assets as of December 31, 2022 is as follows (in millions):

2023	$31.6
2024	29.1
2025	22.7
2026	10.2
2027	3.9
Thereafter	1.5
Total	$99.0

Compass, Inc.
Notes to Consolidated Financial Statements
8. Other Current Assets and Accrued Expenses and Other Current Liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2022	2021
Prepaid agent incentives	$48.4	$52.7
Other	28.1	42.2
Other current assets	$76.5	$94.9
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2022	2021
Agent equity program	$41.7	$84.8
Accrued compensation	50.4	67.4
Other	72.8	88.7
Accrued expenses and other current liabilities	$164.9	$240.9
9. Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), to among other things, extend the revolving period to July 28, 2022, lower the interest rate to LIBOR plus a margin of 1.85%, which may be adjusted, and lower the annual commitment fee to 0.35% if the A&R Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). On August 5, 2022, the Company further amended and restated the Concierge Facility (the “Second A&R Concierge Facility”) to among other things extend the revolving period to August 4, 2023, replace the LIBOR benchmark with Term SOFR plus a credit adjustment spread of 0.11448% and make certain other technical adjustments. The applicable margin on the Second A&R Concierge Facility increased from 1.85% to 2.35%. The annual commitment fee as described in the preceding sentences remained the same. The interest rate on the Concierge Facility was 7.59% as of December 31, 2022. Pursuant to the Second A&R Concierge Facility, the principal amount, if any, is payable in full in February 2024, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Second A&R Concierge Facility without premium or penalty prior to maturity. The Second A&R Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Second A&R Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Second A&R Concierge Facility. As of December 31, 2022, the Company was in compliance with the covenants under the Second A&R Concierge Facility.
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent, and certain other lenders. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit

Compass, Inc.
Notes to Consolidated Financial Statements
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
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00% and (d) 1.00%. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. The interest rate on the borrowings under the Revolving Credit Facility was 5.86% as of December 31, 2022.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2022, there were $150.0 million in borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $33.0 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $2,418.0 million during 2022, $3,799.0 million during 2023 and $4,668.0 million thereafter. As of December 31, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
10. Leases
The components of lease costs for operating leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$113.7	$102.3	$93.1
Short-term lease costs	7.3	7.2	5.7
Sublease income	(3.7)	(3.2)	(3.4)
Variable lease costs	35.4	29.0	26.4
Total	$152.7	$135.3	$121.8

Compass, Inc.
Notes to Consolidated Financial Statements
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized lease costs, net of sublease income, of $141.5 million, $124.3 million and $110.2 million, respectively, in Sales and marketing expenses and $11.2 million, $11.0 million and $11.6 million, respectively, in General and administrative expenses in the consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$118.8	$106.3	$92.0
Supplemental disclosure of non-cash leasing activities:
ROU assets obtained in exchange for new operating lease liabilities	$94.7	$137.1	$66.3
The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	December 31,
	2022	2021
Weighted average remaining lease term (years)	6.5	6.7
Weighted average discount rate	4.6%	4.2%
Future undiscounted lease payments for the Company’s operating lease liabilities are as follows as of December 31, 2022 (in millions):

2023	$118.9
2024	116.2
2025	100.8
2026	88.7
2027	74.4
Thereafter	178.7
Total future lease payments	677.7
Less: imputed interest	(96.6)
Present value of lease liabilities	$581.1
As of December 31, 2022, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $11.2 million payable through 2033, which have been excluded from above.
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
Realogy Holdings Corp., et al v. Urban Compass, Inc. and Compass Inc.
In July 2019, Realogy Holdings Corp., NRT New York LLC and many of its related entities (collectively, “Plaintiffs”) filed a complaint against the Company in the New York Supreme Court. The complaint alleges various violations of New York and California state law related to claims of unfair competition. On September 28, 2022, the Company and Plaintiffs executed a confidential agreement that resolved the matter. During the three months ended September 30, 2022, the Company recognized an expense of $10.5 million within General and administrative expense in the accompanying consolidated statements of operations in connection with this matter and the amount was subsequently paid during the three months ended December 31, 2022.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2022 and 2021, the Company was contingently liable for $48.0 million and $54.5 million, respectively, under these letters of credit. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2021, $30.3 million and $24.2 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively.
Escrow and Trust Deposits
As a service to its home buyers and home seller clients, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $136.7 million and $172.1 million as of December 31, 2022 and 2021, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
12. Preferred Stock and Common Stock
Convertible Preferred Stock
In 2020, the Company amended its certificate of incorporation and changed the authorized shares of Series G convertible preferred stock to 22.4 million and issued an additional 0.1 million shares of Series G convertible preferred stock for proceeds of $1.0 million.
In 2020, 9.4 million shares of Series D convertible preferred stock were converted into an equal number of shares of Class A common stock at the election of the holder resulting in the reclassification of $40.0 million in carrying value from Convertible preferred stock to Common stock and Additional paid-in capital.

Compass, Inc.
Notes to Consolidated Financial Statements
The Company’s convertible preferred stock authorized, issued and outstanding, the aggregate liquidation preferences, including dividends that would be due if and when declared by the board of directors were as follows as of December 31, 2020 (in millions, except share and per share amounts):

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
In March 2021, the holders of 15.9 million shares of the Company’s Series D convertible preferred stock elected to convert such shares into an equal number of shares of Class A common stock.
During April 2021, in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223.0 million shares of Class A common stock and the Company reclassified $1.4 billion of Convertible preferred stock to Additional paid-in-capital. As of December 31, 2022 and 2021, the Company had no convertible preferred stock outstanding.
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of December 31, 2022 and 2021, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s CEO to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15.2 million shares of Class A common stock held by the Company’s founder and CEO were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s CEO from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will convert into Class A common stock.
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

Compass, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2020, the Company had 2.3 million shares of Class A common stock issued and held as treasury stock which were subsequently retired on July 1, 2021.
The followings tables reflect the authorized, issued and outstanding shares for each of the common share classes as of December 31, 2022 and 2021:

	December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	419,842,991	419,842,991
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,255,203	18,255,203
Total	13,850,000,000	438,098,194	438,098,194

	December 31, 2021
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	391,912,514	391,912,514
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	17,355,237	17,355,237
Total	13,850,000,000	409,267,751	409,267,751
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
Conversion
Each share of Class A common stock may be converted to one share of Class B common stock at the option of the holder. Each share of Class B common stock may be converted to one share of Class A common stock only upon the following events:
•the Company’s sale of its common stock pursuant to an effective registration statement;
•any transfer of such share to a holder of convertible preferred stock; and
•the approval of such conversion by the board of directors; such conversion shall be deemed to have been made immediately prior to the closing date of the public offering.

Compass, Inc.
Notes to Consolidated Financial Statements
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of December 31, 2022, there were 34.6 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. Effective January 1, 2023, the shares available for future grants were increased by an additional 21.9 million shares as a result of the annual increase provision described above.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The ESPP initially authorized the issuance of 7.4 million shares of common stock and effective January 1, 2022, the authorized shares increased by 3.9 million shares as a result of the annual increase provision described above. As of December 31, 2022, 10.7 million shares of Class A common stock remain available for grant under the ESPP. Effective January 1, 2023, the authorized shares increased by 4.2 million shares as a result of the annual increase provision described above.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the year ended December 31, 2022, the Company issued 0.6 million shares of Class A common stock under the ESPP.
The Company recognized $2.1 million of stock-based compensation expense related to the ESPP during the year ended December 31, 2022. As of December 31, 2022, $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP.

Compass, Inc.
Notes to Consolidated Financial Statements
Stock Options
Stock options vest over a prescribed service period generally lasting four years. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common stock.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model with the exception of certain stock options that have market-based vesting conditions which are valued using a Monte Carlo simulation. The inputs used below are subjective and require significant judgement to determine.

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	6.2	6.3	7.0
Risk-free interest rate	3.0%	0.9%	0.8%
Expected volatility	50.5%	49.3%	45.1%
Dividend rate	—%	—%	—%
Fair value of common stock (range for the period)	$2.33 - $8.25	$8.80 - $18.00	$6.65 - $23.44
Weighted average grant date fair value of options granted	$2.31	$8.68	$5.67
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

Compass, Inc.
Notes to Consolidated Financial Statements
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2021	54,525,539	$5.30	7.1	$221.3
Granted	367,555	4.73
Exercised	(4,145,127)	2.14
Forfeited	(4,053,730)	6.95
Balance as of December 31, 2022	46,694,237	$5.44	5.9	$8.5
Exercisable and vested at December 31, 2022	36,739,913	$4.70	5.4	$8.5
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $2.33 and $9.09 as of December 31, 2022 and December 31, 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the intrinsic value of options exercised was $20.3 million, $124.1 million and $9.8 million, respectively.
Stock-based compensation recognized during the years ended December 31, 2022, 2021 and 2020 associated with stock options was $35.2 million, $46.5 million and $31.9 million, respectively. As of December 31, 2022, unrecognized compensation costs totaled $62.6 million and are expected to be recognized over a weighted-average period of 2.6 years.
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
As of December 31, 2022, 0.1 million shares of common stock received by holders from an early exercise were subject to repurchase. The cash proceeds received for unvested shares of common stock recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet was $0.5 million and $0.1 million, respectively, as of December 31, 2022. Amounts recorded are transferred into Common stock and Additional paid-in capital within the consolidated balance sheets as the shares vest. During the year ended December 31, 2022, no stock options were early exercised.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	54,517,930	$10.29
Granted	40,362,895	6.16
Vested and converted to common stock (1)	(27,935,099)	9.11
Forfeited	(19,755,889)	11.13
Balance as of December 31, 2022	47,189,837	$7.10

Compass, Inc.
Notes to Consolidated Financial Statements
(1)During the years ended December 31, 2022, the Company net settled all RSUs through which it issued an aggregate of 27.9 million shares of Class A common stock and withheld an aggregate of 4.9 million shares of Class A common stock to satisfy $23.5 million of tax withholding obligations on behalf of the Company’s employees.
As of December 31, 2022, all unvested RSUs had total compensation costs of $243.4 million not yet recognized and is expected to be recognized over a weighted-average period of 2.5 years.
Included in the table above are 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions that remain outstanding as of December 31, 2022. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSUs will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSUs will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of $23.14.
Agent Equity Program
In connection with the 2021 Agent Equity Program, the Company recognized a total of $100.0 million in stock-based compensation expense of which $84.8 million was recognized during the year ended December 31, 2021 and $15.2 million was recognized during the year ended December 31, 2022. In February 2022, the Company granted 13.6 million RSUs, which immediately vested and converted to Class A common stock in connection with the 2021 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $100.0 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted.
For the year ended December 31, 2022, the Company recognized stock-based compensation expense and an associated liability of $41.7 million in connection with RSUs earned as a part of the 2022 Agent Equity Program. The associated liability is recorded within Accrued expenses and other current liabilities in the consolidated balance sheet. In January 2023, the Company granted 14.1 million RSUs to affiliated agents in connection with the 2022 Agent Equity Program. These RSUs immediately vested and converted to Class A common stock. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.
Other Stock-Based Awards
For the year ended December 31, 2020, $8.0 million of stock-based compensation expense related to compensation expenses incurred in connection with the sale of shares to investors by certain Company employees and non-employee service providers in excess of the fair value of the shares sold. There were no expenses incurred in connection with the sale of shares to investors by certain Company employees and non-employee service providers in excess of the fair value of shares for the years ended December 31, 2022 and 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the consolidated statement of operations is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Commissions and other related expense	$59.0	$128.7	$5.7
Sales and marketing	42.0	38.4	16.0
Operations and support	15.6	16.9	3.5
Research and development	57.5	92.7	1.4
General and administrative	60.4	109.6	16.6
Total stock-based compensation expense	$234.5	$386.3	$43.2
The increase in stock-based compensation expense in 2022 and 2021 as compared to 2020 was almost entirely the result of the required accounting treatment for RSUs which differed before and after the March 31, 2021 effective date of the

Compass, Inc.
Notes to Consolidated Financial Statements
Company’s IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. The Company recognized a one-time acceleration of stock-based compensation expense of $148.5 million in connection with the IPO when this liquidity-event based vesting condition was satisfied on March 31, 2021 and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Stock-based compensation expense for the year ended December 31, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO (in millions):

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
14. Income Taxes
The Company’s loss before income taxes consisted of (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$(610.4)	$(496.5)	$(272.4)
International	8.0	(0.1)	0.5
Total	$(602.4)	$(496.6)	$(271.9)
For the year ended December 31, 2022, the loss before income taxes of $602.4 million includes $12.2 million of losses from the Company’s equity investment in OriginPoint. The OriginPoint business operates in the United States.
The components of the Company’s income tax benefit (provision) consisted of (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$0.8
State	—	—	—
Foreign	(3.1)	(1.2)	(0.2)
Total current	(3.1)	(1.2)	0.6
Deferred:
Federal	0.9	2.1	0.3
State	0.3	0.4	0.6
Foreign	2.8	1.2	0.2
Total deferred	4.0	3.7	1.1
Total benefit from income taxes	$0.9	$2.5	$1.7

Compass, Inc.
Notes to Consolidated Financial Statements
The Company had an income tax benefit for the years ended December 31, 2022, 2021 and 2020, resulting from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions and current taxes in India that are partially offset with future alternative minimum tax credits.
The effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	7.0%	8.8%	4.0%
Change in valuation allowance	(25.0)%	(34.2)%	(23.4)%
Stock-based compensation	(2.4)%	7.9%	0.0%
Non-deductible executive compensation	(0.6)%	(2.8)%	0.0%
Non-deductible expenses	(0.4)%	0.1%	(2.1)%
Other	0.6%	(0.3)%	1.1%
Benefit from income taxes	0.2%	0.5%	0.6%
The components of net deferred taxes arising from temporary differences were as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Nondeductible accruals	$15.0	$15.0
Stock-based compensation	55.0	66.7
Lease liabilities	161.2	157.9
Net operating loss carryforward	395.6	331.1
Allowance for credit losses	9.2	7.2
Accrued compensation	35.4	32.5
Capitalized research & development costs	83.6	—
Intangible assets	6.7	—
Other	5.4	3.4
Total deferred tax assets	$767.1	$613.8
Deferred tax liabilities:
Operating lease right-of-use assets	$(132.2)	$(132.8)
Intangible assets	—	(1.7)
Property and equipment	(37.5)	(29.5)
Total deferred tax liabilities	(169.7)	(164.0)
Less: valuation allowance	(594.2)	(448.4)
Net deferred tax assets	$3.2	$1.4
The Company is subject to income taxes in the United States and India. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards.
As of December 31, 2022 and 2021, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses, operating lease obligations, capitalized research and development costs, stock-based compensation and compensation and other expense related accruals. A full valuation allowance was maintained against its U.S. gross deferred tax asset balances as of December 31, 2022 and 2021. As of each reporting date, the Company considers new

Compass, Inc.
Notes to Consolidated Financial Statements
evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. As of December 31, 2022 and 2021, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more-likely-than-not threshold primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses. As of December 31, 2022, the valuation allowance was in the amount of approximately $594.2 million, an increase of $145.8 million from December 31, 2021, which includes the impact of acquisition activity.
As of December 31, 2022 and 2021, the Company had approximately $1.4 billion and $1.2 billion of gross federal net operating losses, respectively. Of those amounts, $152.0 million will begin to expire in 2032 and $1.2 billion have an unlimited carryforward with utilization limited at 80% of taxable income. Such amounts may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of various ownership change rules.
As of December 31, 2022 and 2021, the Company had approximately $1.6 billion and $1.2 billion of gross state net operating losses, respectively, that will begin to expire in 2026.
The Company had no material uncertain tax positions as of December 31, 2022, 2021 and 2020. The Company does not anticipate a material increase or decrease in the uncertain tax positions in the next twelve months after the reporting period. It is the Company’s policy to record interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amounts of interest or penalties were recognized in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
The Company has obtained an income tax holiday for one of the three locations it operates in India, which expires in 2024.This incentive is conditional on meeting certain direct investment thresholds. If the Company fails to satisfy the conditions, the Company may be required to refund previously realized benefits. The Company does not expect these amounts to be material to the Company’s consolidated financial statements.
The number of years with open tax audits varies depending upon the tax jurisdiction. The Company is generally no longer subject to U.S. federal examination by the Internal Revenue Service (“IRS”) for years before 2015. The IRS and state taxing authorities can subject the Company to audit dating back to 2012 when the Company begins to utilize its net operating loss carryforwards.
15. Compass Concierge Receivables and Allowance for Credit Losses
In 2018, the Company launched the Compass Concierge Program for home sellers who have engaged Compass as their exclusive listing agent. The initial program was based on a services model (“Concierge Classic”) provided by Compass Concierge, LLC (“Compass Concierge”), which included items such as consultation on suggested cosmetic updates or modifications to a specific property or guidance on securing licensed contractors or vendors to perform non-structural property improvements. The Concierge Classic program provided for the payment of the up-front costs of specified home improvement services provided by unrelated vendors. During 2022, the Company substantially ceased providing new payments under the Concierge Classic program.
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated ACL in the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company did not recognize any revenue or earn any fees

Compass, Inc.
Notes to Consolidated Financial Statements
from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of December 31, 2022 and 2021, the amount of outstanding Concierge Receivables related to unsold properties was approximately 98% and 96%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Opening balance	$17.3	$17.2
Allowances	1.8	7.2
Net write-offs and other	(4.4)	(7.1)
Closing balance	$14.7	$17.3
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL is recorded through bad debt expense as Sales and marketing expense in the consolidated statements of operations and individual accounts are charged against the allowance when all

Compass, Inc.
Notes to Consolidated Financial Statements
reasonable collection efforts are exhausted. The following tables present the aging analysis of Concierge Receivables as of December 31, 2022 and 2021 (in millions):

	December 31,
	2022	2021
Current	$50.6	$41.0
31-90 days	1.8	0.9
Over 90 days	5.2	8.3
Total	$57.6	$50.2
16. Net Loss Per Share Attributable to Compass, Inc.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Compass, Inc.	$(601.5)	$(494.1)	$(270.2)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	428,169,180	326,336,128	109,954,760
Net loss per share attributable to Compass, Inc., basic and diluted	$(1.40)	$(1.51)	$(2.46)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock	—	—	238,954,050
Outstanding stock options	46,694,237	54,525,539	62,827,150
Outstanding RSUs	47,189,837	54,517,930	32,556,160
Shares subject to the Employee Stock Purchase Plan	583,749	—	—
Unvested early exercised options	91,770	1,068,300	1,075,710
Unvested common stock	138,892	391,092	640,320
Total	94,698,485	110,502,861	336,053,390
17. Restructuring Activities
2020 Restructuring Activities
Beginning in March 2020, the onset of the COVID-19 pandemic resulted in a negative impact on the Company’s business in the second quarter of 2020 due to shelter-in-place and stay-at-home restrictions (in certain of the Company’s markets) which prohibited or reduced in-person residential real estate showings and the related impact on customer demand and

Compass, Inc.
Notes to Consolidated Financial Statements
housing inventory, as well as deteriorating economic conditions, such as increased unemployment rates. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, the Company took a range of measures to address the uncertainties related to the COVID-19 pandemic including, but not limited to, reducing the size of its workforce, terminating certain lease obligations and reducing certain discretionary expenses during the first half of 2020 (the "2020 Restructuring"). During the year ended December 31, 2020, the Company incurred restructuring costs of $10.3 million in connection with the 2020 Restructuring resulting from $6.0 million for severance related personnel costs and $4.3 million for lease termination costs. These costs have been presented within the Restructuring costs line in the consolidated statements of operations and were primarily paid during 2020.
2022 Restructuring Activities
During the year ended December 31, 2022, the Company enacted certain workforce reductions, wound down Modus and terminated certain of its operating leases. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned pause in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
As a result of restructuring actions taken during the year ended December 31, 2022, the Company incurred restructuring costs of $49.1 million, resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. The Company incurred additional non-cash charges of approximately $7.1 million during the year ended December 31, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
The expenses resulting from these cost-saving measures were included in the consolidated statements of operations for the year ended December 31, 2022, as follows (in millions):

	Year Ended December 31, 2022
	Restructuring costs	Depreciation and amortization	Total
Severance related personnel costs	$40.6	$—	$40.6
Lease termination costs	7.7	—	7.7
Accelerated amortization of intangible assets	—	4.6	4.6
Accelerated depreciation	—	2.5	2.5
Other restructuring activities	0.8	—	0.8
Total	$49.1	$7.1	$56.2
As of December 31, 2022, the Company did not have any material remaining liabilities related to restructuring costs.
2023 Restructuring Activities
During January 2023, the Company implemented a further workforce reduction as part of the Company’s ongoing cost reduction initiatives to manage the business during the current macroeconomic environment. As a result of this reduction, the Company expects to incur pre-tax cash charges of approximately $10 million to $12 million for severance and other termination benefits for employees whose roles were or are being eliminated during the three months ending March 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and the dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with appropriate authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2022 was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not design or maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting due to a lack of an appropriate level of experience and training commensurate with public company requirements. This material weakness resulted in our identification of the following additional material weaknesses;
•We did not maintain formal accounting policies and procedures, and did not design, document and maintain controls related to substantially all of our business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries; and
•We did not design and maintain effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately that are relevant to the preparation of our financial statements, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval of controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.
None of the material weaknesses described above resulted in a material misstatement to our annual or interim consolidated financial statements. However, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plans
To date, we have implemented certain measures to address the identified material weaknesses. These measures include adding personnel as well as improving our internal controls around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through the year ended December 31, 2021:
•hired a Vice President of Internal Audit to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;
•developed detailed action plans to address control deficiencies identified across business processes and financial systems impacting our financial reporting; and
•engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting.
The following remedial actions were taken during the year ended December 31, 2022:
•evaluated our internal control over financial reporting with respect to design, implementation, and operating effectiveness;
•added key resources to the Internal Audit team, including an IT expert;
•formalized our accounting policies, including training relevant personnel, related to, but not limited to, account reconciliations and manual journal entries; and
•formalized IT procedures for key financial systems, including training relevant personnel, related to segregation of duties, user access, batch jobs, data backups, change management, and program development.
The following are the remaining remedial actions that management plans to undertake during 2023:
•continue to enhance our IT general control resources, including the hiring of a new Chief Information Security Officer ("CISO");
•ensure that the IT general controls specific to all key systems supporting financial reporting, including user access reviews, are being consistently operated and evidenced such that persuasive evidence is obtained that our IT general controls are effective and sustainable;
•ensure that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced;
•ensure controls are fully in place to address segregation of duties risks that could present a reasonable possibility of material misstatements; and

•ensure that sufficient evidence of operating effectiveness is consistently demonstrated and maintained for key business process controls.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we have made substantial progress toward achieving effective internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
Information in response to this Item is included in Part II, Item 8 of this Annual Report.
2.Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts.

	Years Ended December 31, 2022, 2021 and 2020
	Balance at Beginning of Year	Charged to Costs and Expenses	Write- offs	Other		Balance at End of Year
	(in millions)
December 31, 2022
Accounts receivable allowance for credit loss	$7.1	$5.5	$(3.6)	$—		$9.0
Compass Concierge receivable allowance for credit loss	17.3	1.8	(4.4)	—		14.7
Valuation allowance for deferred tax assets	448.4	—	—	145.8	(b)	594.2
December 31, 2021
Accounts receivable allowance for credit loss	8.1	1.7	(2.7)	—		7.1
Compass Concierge receivable allowance for credit loss	17.2	7.2	(7.1)	—		17.3
Valuation allowance for deferred tax assets	287.5	—	—	160.9	(b)	448.4
December 31, 2020
Accounts receivable allowance for credit loss	2.7	6.9	(1.5)	—		8.1
Compass Concierge receivable allowance for credit loss	4.7	9.1	(2.2)	5.6	(a)	17.2
Valuation allowance for deferred tax assets	223.1	—	—	64.4	(b)	287.5
(a) The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) as of January 1, 2020 on a modified retrospective basis which resulted in a $5.6 million increase in the Company’s overall allowance for credit losses related to the Company’s Compass Concierge receivables, with a corresponding increase to the Company’s accumulated deficit.
(b) For the years ended December 31, 2022, 2021 and 2020, the increase in valuation allowance relates to U.S. deferred tax assets for which the Company continues to maintain that the realization of these assets has not achieved a more-likely-than-not threshold. This is primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses.

3.Exhibits
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-40291	3.1	5/13/21

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-40291	3.2	5/13/21

4.1	Description of Common Stock	10-K	001-40291	4.1	2/28/22

4.2	Form of Registrant's Class A common stock certificate	S-1/A	333-253744	4.1	3/23/21

10.1+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-253744	10.1	3/1/21

10.2+	2012 Stock Incentive Plan and forms of award agreements thereunder	S-1	333-253744	10.2	3/1/21

10.3+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-253744	10.3	3/23/21

10.4+	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1/A	333-253744	10.4	3/23/21

10.5+	Non-Employee Director Compensation Policy	S-1	333-253744	10.5	3/1/21

10.6+	Letter Agreement between the Registrant and Robert Reffkin, dated as of March 12, 2020, as amended	S-1/A	333-253744	10.6	3/23/21

10.7+	Offer Letter between the Registrant and Joseph Sirosh, dated as of March 12, 2021	S-1/A	333-253744	10.9	3/23/21

10.8+	Offer Letter between the Registrant and Brad Serwin, dated as of March 12, 2021	S-1/A	333-253744	10.10	3/23/21

10.9+	Form of Change in Control and Severance Agreement between the Registrant and its named executive officers	S-1/A	333-253744	10.11	3/23/21

10.10	Lease Agreement between Urban Compass, Inc. and 90 Fifth Avenue Owner LLC, dated July 23, 2014, and amendments thereto	S-1	333-253744	10.12	3/1/21

10.11	Revolving Credit and Guaranty Agreement among the Registrant, Barclays Bank PLC, the Lenders, and Issuing Banks party thereto, dated as of March 4, 2021	S-1/A	333-253744	10.14	3/23/21

10.12+	Form of Exchange Agreement between the Registrant and Robert Reffkin	S-1	333-253744	10.14	3/1/21

10.13+	Form of Equity Exchange Right Agreement between the Registrant and Robert Reffkin	S-1	333-253744	10.15	3/1/21

10.14+	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement	10-Q	001-40291	10.2	8/10/21

10.15+	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement	10-Q	001-40291	10.3	8/10/21

10.16+	Executive Bonus Plan, effective as of March 1, 2022	8-K	001-40291	10.1	3/17/22

10.17+	Amended and Restated Offer Letter between the Registrant and Neda Navab, dated May 10, 2022	10-Q	001-40291	10.1	5/13/22

10.18+	Amended and Restated Offer Letter between the Registrant and Priyanka Singh, dated May 10, 2022	10-Q	001-40291	10.2	5/13/22

10.19+	Second Amended and Restated Offer Letter between the Registrant and Kristen Ankerbrandt, dated May 10, 2022	10-Q	001-40291	10.3	5/13/22

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20+	Second Amended and Restated Offer Letter between the Registrant and Greg Hart, dated May 10, 2022	10-Q	001-40291	10.4	5/13/22

10.21	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022	10-Q	001-40291	10.1	8/15/22

10.22+	Separation Agreement between the Registrant and Kristen Ankerbrandt, dated as of August 2, 2022	10-Q	001-40291	10.2	8/15/22

10.23+	Promotion Award Letter Agreement between the Registrant and Greg Hart, dated as of August 10, 2022	10-Q	001-40291	10.3	8/15/22

10.24+	Offer Letter between the Company and Kalani Reelitz, dated as of October 24, 2022	8-K	001-40291	10.1	10/28/22

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in “Signatures”)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X

32.1#	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2#	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements					X

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101					X
+    Management contract or compensatory plan.
#    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass, Inc
(Registrant)

March 1, 2023	By	/s/ Robert Reffkin
(Date)		Robert Reffkin
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, each person whose individual signature appears below hereby authorizes and appoints Robert Reffkin, Kalani Reelitz, and Scott Wahlers and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert Reffkin	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2023
Robert Reffkin	(Principal Executive Officer)

/s/ Kalani Reelitz	Chief Financial Officer	March 1, 2023
Kalani Reelitz	(Principal Financial Officer)

/s/ Scott Wahlers	Chief Accounting Officer	March 1, 2023
Scott Wahlers	(Principal Accounting Officer)

/s/ Jeffrey Housenbold	Director	March 1, 2023
Jeffrey Housenbold

/s/ Allan Leinwand	Director	March 1, 2023
Allan Leinwand

/s/ Frank Martell	Director	March 1, 2023
Frank Martell

/s/ Josh McCarter	Director	March 1, 2023
Josh McCarter

/s/ Charles Phillips	Director	March 1, 2023
Charles Phillips

/s/ Steven Sordello	Director	March 1, 2023
Steven Sordello

/s/ Pamela Thomas-Graham	Director	March 1, 2023
Pamela Thomas-Graham

/s/ Dawanna Williams	Director	March 1, 2023
Dawanna Williams