Form 10-Q
period 2023-03-31
Compass, Inc.
filed 2023-05-10
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 461,148,495 shares of the registrant’s common stock outstanding.

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
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations page on our website under the heading “Governance.”
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•general macroeconomic conditions in the U.S. and globally (e.g., inflation), economic and industry downturns, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, including seasonal and cyclical trends (e.g., increases in mortgage interest rates, continued limited inventory, slowed consumer demand, reduced home affordability and declines in price appreciation and home prices);
•current interest rates and changes in prevailing interest rates;
•our ability to continuously innovate, improve and expand our platform;
•the dependability of our platform and software;
•our ability to attract new agents and retain current agents or increase agents' utilization of our platform;
•our ability to expand our brokerage and adjacent services businesses;
•our ability to grow revenue from adjacent services at our anticipated rate;
•our ability to achieve expected benefits from our mortgage and title & escrow businesses, including our joint ventures;
•our rapid growth and rate of growth;

•our ability to carefully manage our expense structure;
•our net losses and ability to achieve or sustain profitability in the future;
•covenants in our debt agreements that may restrict our borrowing capacity or operating activities;
•our ability to compete successfully in the markets in which we operate;
•the effect of monetary policies of the federal government and its agencies;
•any decreases in our gross commission income or the percentage of commissions that we collect;
•fluctuation of our quarterly results and other operating metrics;
•our ability to successfully pursue acquisitions and integrate target companies;
•the loss of key personnel;
•our ability to attract and retain highly qualified personnel and to recruit agents;
•reliability of our information security systems;
•the impact of cybersecurity incidents and the potential loss of critical and confidential information;
•identification of material weaknesses in our internal control over financial reporting and our ability to remediate such material weaknesses;
•compliance with privacy laws;
•the effect of the claims, lawsuits, government investigations and other proceedings that we are subject to from time to time;
•our ability to protect our intellectual property rights;
•impact of having a multi-class structure of common stock;
•natural disasters and catastrophic events; and
•other general market, political, economic, and business conditions.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, which we refer to as our 2022 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2022 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should completely read this filing and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this filing or to conform statements to actual results or revised expectations, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$363.6	$361.9
Accounts receivable, net of allowance of $8.2 and $9.0, respectively	56.7	36.6
Compass Concierge receivables, net of allowance of $14.2 and $14.7, respectively	40.9	42.9
Other current assets	72.6	76.5
Total current assets	533.8	517.9
Property and equipment, net	181.1	192.5
Operating lease right-of-use assets	465.9	483.2
Intangible assets, net	94.7	99.3
Goodwill	203.7	198.4
Other non-current assets	34.7	41.8
Total assets	$1,513.9	$1,533.1
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21.8	$28.1
Commissions payable	56.9	48.0
Accrued expenses and other current liabilities	138.0	164.9
Current lease liabilities	98.9	94.6
Concierge credit facility	29.3	31.9
Revolving credit facility	225.0	150.0
Total current liabilities	569.9	517.5
Non-current lease liabilities	467.1	486.5
Other non-current liabilities	15.2	8.4
Total liabilities	1,052.2	1,012.4
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at March 31, 2023 and December 31, 2022; 458,911,722 shares issued and outstanding at March 31, 2023; 438,098,194 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	2,805.0	2,713.6
Accumulated deficit	(2,346.9)	(2,196.5)
Total Compass, Inc. stockholders’ equity	458.1	517.1
Non-controlling interest	3.6	3.6
Total stockholders' equity	461.7	520.7
Total liabilities and stockholders’ equity	$1,513.9	$1,533.1
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$957.2	$1,397.0
Operating expenses:
Commissions and other related expense	790.9	1,146.4
Sales and marketing	115.3	145.0
Operations and support	81.1	108.9
Research and development	48.9	108.2
General and administrative	34.4	55.3
Restructuring costs	10.1	—
Depreciation and amortization	24.9	18.7
Total operating expenses	1,105.6	1,582.5
Loss from operations	(148.4)	(185.5)
Investment income, net	2.9	0.1
Interest expense	(3.2)	(0.7)
Loss before income taxes and equity in loss of unconsolidated entity	(148.7)	(186.1)
Income tax expense	—	(0.1)
Equity in loss of unconsolidated entity	(1.5)	(2.1)
Net loss	(150.2)	(188.3)
Net (income) loss attributable to non-controlling interests	(0.2)	0.3
Net loss attributable to Compass, Inc.	$(150.4)	$(188.0)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.33)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	450,056,743	415,384,878
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended March 31, 2023:
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(150.4)	(150.4)	0.2	(150.2)
Issuance of common stock in connection with acquisitions	2,578,204	—	8.2	—	8.2	—	8.2
Issuance of common stock upon exercise of stock options	697,149	—	1.0	—	1.0	—	1.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,021,775	—	(6.0)	—	(6.0)	—	(6.0)
Vesting of early exercised stock options	—	—	0.2	—	0.2	—	0.2
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the Employee Stock Purchase Plan	368,920	—	1.4	—	1.4	—	1.4
Stock-based compensation	—	—	33.3	—	33.3	—	33.3
Other activity related to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Balances at March 31, 2023	458,911,722	$—	$2,805.0	$(2,346.9)	$458.1	$3.6	$461.7
For the three months ended March 31, 2022:
Balances at December 31, 2021	409,267,751	$—	$2438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	(188.0)	(188.0)	(0.3)	(188.3)
Issuance of common stock upon exercise of stock options	2,594,589	—	5.5	—	5.5	—	5.5
Issuance of common stock upon settlement of RSUs, net of taxes withheld	1,494,530	—	(7.4)	—	(7.4)	—	(7.4)
Vesting of early exercised stock options	—	—	1.1	—	1.1	—	1.1
Issuance of common stock in connection with the 2021 Agent Equity Program	13,608,896	—	100.0	—	100.0	—	100.0
Stock-based compensation	—	—	47.0	—	47.0	—	47.0
Balances at March 31, 2022	426,965,766	$—	$2,585.0	$(1,783.0)	$802.0	$3.5	$805.5
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(150.2)	$(188.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24.9	18.7
Stock-based compensation	44.9	63.8
Equity in loss of unconsolidated entity	1.5	2.1
Change in acquisition related contingent consideration	—	0.4
Bad debt expense	1.0	1.5
Amortization of debt issuance costs	0.2	0.3
Changes in operating assets and liabilities:
Accounts receivable	(20.9)	(18.6)
Compass Concierge receivables	1.8	(14.8)
Other current assets	3.7	(9.9)
Other non-current assets	5.7	(1.5)
Operating lease right-of-use assets and operating lease liabilities	0.2	11.6
Accounts payable	(6.3)	3.3
Commissions payable	8.9	15.2
Accrued expenses and other liabilities	29.1	5.2
Net cash used in operating activities	(55.5)	(111.0)
Investing Activities
Investment in unconsolidated entity	—	(5.0)
Capital expenditures	(3.5)	(20.8)
Payments for acquisitions, net of cash acquired	—	(3.8)
Net cash used in investing activities	(3.5)	(29.6)
Financing Activities
Proceeds from exercise of stock options	1.0	5.5
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1.4	—
Taxes paid related to net share settlement of equity awards	(6.0)	(7.4)
Proceeds from drawdowns on Concierge credit facility	10.6	9.2
Repayments of drawdowns on Concierge credit facility	(13.2)	(7.1)
Proceeds from drawdowns on Revolving credit facility	75.0	—
Payments related to acquisitions, including contingent consideration	(7.9)	(2.0)
Other	(0.2)	—
Net cash provided by (used in) financing activities	60.7	(1.8)
Net increase (decrease) in cash and cash equivalents	1.7	(142.4)
Cash and cash equivalents at beginning of period	361.9	618.3
Cash and cash equivalents at end of period	$363.6	$475.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$2.9	$0.4
Supplemental non-cash information:
Issuance of common stock for acquisitions	$8.2	$—

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
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the SEC’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2022 included in the 2022 Form 10-K.

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
In March 2023, as a result of certain banking failures, the Company drew down $75.0 million on its Revolving Credit Facility out of an abundance of caution. The Company repaid the $75.0 million in April 2023. As of March 31, 2023 and December 31, 2022, the Company held cash and cash equivalents of approximately $363.6 million and $361.9 million, respectively. Additionally, the Company has a Revolving Credit Facility, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of March 31, 2023, the Company had $83.4 million available to be drawn under the Revolving Credit Facility and was in compliance with each of the financial and non-financial covenants. See Note 5 — "Debt" for further details. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) fair value of contingent consideration arrangements in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
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
The Company also issues RSUs to employees, affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company offered RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offered affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. The Company discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
The Company's RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition was met on March 31, 2021, the effective date of the Company’s registration statement filed in connection with the IPO, with subsequent expense recognized using the accelerated attribution method.
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
For RSUs granted in connection with the 2021 and 2022 Agent Equity Programs, the Company determined the value of the stock-based compensation expense at the time the underlying commission was earned and recognized the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability throughout the service periods and was reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were issued.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions that include stock price targets to be met after the listing of the Company's stock on a public exchange. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company is evaluating applicable contracts and transactions to determine whether to elect the optional guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment is effective for public companies with fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment should be applied prospectively to business combinations occurring on or after the effective date. The Company adopted this standard as of January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This guidance also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this guidance are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.
3.    Acquisitions
During the three months ended March 31, 2023, the Company completed the acquisition of 100% of the ownership interests in a real estate brokerage. The purpose of this acquisition was to expand the Company’s existing brokerage business in a new key domestic market. The Company has accounted for this acquisition as a business combination.
The consideration for the acquisition completed during the three months ended March 31, 2023 is comprised of contingent consideration payable in the Company's Class A common stock and cash at various payment dates through 2033 dependent on the future performance of the acquired business. At the time of acquisition, the purchase price was estimated to be $8.8 million and was calculated at net present value using a variety of inputs and assumptions, the most significant of which were the forecasted future results of the acquired business. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: $3.1 million of customer relationships; $1.5 million of other current and non-current assets; and $1.1 million of other current and non-current liabilities. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill of $5.3 million. The acquired customer relationship is being amortized over the estimated useful life of approximately 5 years.
None of the goodwill recorded during the three months ended March 31, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $5.3 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
The Company has recorded the preliminary purchase price allocation as of the acquisition date and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the respective transaction. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.
Pro forma revenue and earnings for this acquisition have not been presented because the acquisition is not material to the Company’s consolidated revenue and results of operations.

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $3.1 million of the obligations as of March 31, 2023 are fixed in value. As of March 31, 2023, the undiscounted estimated payment under these arrangements was $30.1 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Opening balance	$14.0	$24.4
Acquisitions	8.8	—
Payments	(4.6)	(2.0)
Changes in fair value included in net loss	—	0.4
Closing balance	$18.2	$22.8
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of March 31, 2023, the Company expects to pay up to an additional $15.9 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended March 31, 2023 and 2022, the Company recognized $3.1 million and $7.7 million, respectively, in compensation expense within Operations and support in the condensed consolidated statements of operations related to these arrangements.
During the three months ended March 31, 2023, certain acquisition-related compensation arrangements and holdbacks were settled in the form of Class A common stock. In connection with these settlements, the Company issued 2.6 million shares of Class A common stock.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $363.6 million and $361.9 million as of March 31, 2023 and December 31, 2022, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $18.2 million and $14.0 million as of March 31, 2023 and December 31, 2022, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three months ended March 31, 2023 and 2022. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities	$7.9	$10.0
Other non-current liabilities	10.3	4.0
Total contingent consideration	$18.2	$14.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company's common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The Company estimated the fair value of the contingent consideration using a variety of inputs, the most significant of which were the forecasted future results of the acquired businesses, not observable in the market. The impact of changes in these assumptions is not expected to result in material changes to the fair value of the Level 3 financial liabilities. Changes in the fair value of Level 3 financial liabilities are included within Operations and support in the condensed consolidated statements of operations (see Note 3 – “Acquisitions”).

5.    Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. On July 29, 2021, the Company amended and restated the Concierge Facility (the “A&R Concierge Facility”), to among other things, lower the interest rate to London Interbank Offered Rate (“LIBOR”) plus a margin of 1.85%, which may be adjusted, and lower the annual commitment fee to 0.35% if the A&R Concierge Facility is utilized greater than 50% (the annual commitment fee remained the same, at 0.50%, if the Concierge Facility is utilized less than 50%). On August 5, 2022, the Company further amended and restated the Concierge Facility (the “Second A&R Concierge Facility”) to among other things extend the revolving period to August 4, 2023, replace the LIBOR benchmark with the Term Secured Overnight Financing Rate (“SOFR”) plus a credit adjustment spread of 0.11448% and make certain other technical adjustments. The applicable margin on the Second A&R Concierge Facility increased from 1.85% to 2.35%. The annual commitment fee as described in the preceding sentences remained the same. The interest rate on the Concierge Facility was 7.90% as of March 31, 2023. Pursuant to the Second A&R Concierge Facility, the principal amount, if any, is payable in full in February 2024, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Second A&R Concierge Facility without premium or penalty prior to maturity. The Second A&R Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Second A&R Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Second A&R Concierge Facility. As of March 31, 2023, the Company was in compliance with the covenants under the Second A&R Concierge Facility.
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
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a floating rate per annum equal to the rate at which dollar deposits are offered in the London interbank market1 plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period1 plus 1.00% and (d) 1.00%. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. The interest rate on the borrowings under the Revolving Credit Facility was 6.10% as of March 31, 2023.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2023,
1 Effective July 1, 2023, pursuant to an amendment entered into on May 1, 2023 by and among the parties to the Revolving Credit Facility, the LIBOR benchmark will be replaced with a new benchmark based on the SOFR.

there were $225.0 million in borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $41.6 million. In April 2023, the Company repaid $75.0 million in borrowings under the Revolving Credit Facility.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and to the Company’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of March 31, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2023 and December 31, 2022, the Company was contingently liable for $56.6 million and $48.0 million, respectively, under these letters of credit. As of March 31, 2023, $41.6 million and $15.0 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $187.6 million and $136.7 million as of March 31, 2023 and December 31, 2022, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of March 31, 2023 and December 31, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
Common Stock
In February 2021, the Company approved the establishment of Class C common stock and an agreement with the Company’s CEO to exchange his Class A common stock for Class C common stock. On March 31, 2021, in connection with the effectiveness of the registration statement for the Company’s IPO, 15.2 million shares of Class A common stock held by the Company’s CEO were automatically exchanged for an equivalent number of shares of Class C common stock. In addition, any Class A common stock issued to the Company’s CEO from RSU awards granted prior to February 2021 are able to be exchanged for Class C common stock. Each share of Class C common stock is entitled to twenty votes per share and will be convertible at any time into one share of Class A common stock and will automatically convert into Class A common stock under certain “sunset” provisions. Other than certain permitted transfers for estate planning purposes, upon a transfer of Class C common stock, the Class C common stock will automatically convert into Class A common stock.
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12,500.0 million shares of Class A common stock, 1,250.0 million shares of Class B common stock and 100.0 million shares of Class C common stock. Shares of each class of common stock have a par value of $0.00001.
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	440,373,350	440,373,350
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,538,372	18,538,372
Total	13,850,000,000	458,911,722	458,911,722

	December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	419,842,991	419,842,991
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,255,203	18,255,203
Total	13,850,000,000	438,098,194	438,098,194
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2023, the shares available for future grants were increased by an additional 21.9 million shares as a result of the annual increase provision described above. As of March 31, 2023, there were 43.6 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. In April 2023, the Company granted an additional 8.7 million RSUs under the 2021 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2023, the authorized shares increased by 4.2 million shares as a result of the annual increase provision described above. As of March 31, 2023, 14.5 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the three months ended March 31, 2023, the Company issued 0.4 million shares of Class A common stock under the ESPP.
The Company recognized $0.3 million and $0.4 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $0.4 million has been withheld on behalf of employees for a future purchase under the ESPP.

Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2022	46,694,237	$5.44	5.9	$8.5
Granted	95,287	3.77
Exercised	(697,149)	1.39
Forfeited	(920,345)	7.08
Balance as of March 31, 2023	45,172,030	$5.46	5.6	$18.1
Exercisable and vested at March 31, 2023	36,947,227	$4.88	5.2	$18.1
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $3.23 and $2.33 as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, the intrinsic value of options exercised was $1.7 million and $15.9 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	47,189,837	$7.10
Granted	19,815,425	3.61
Vested and converted to common stock (1)	(18,882,465)	4.56
Forfeited	(4,357,382)	8.18
Balance as of March 31, 2023	43,765,415	$6.51
(1)During the three months ended March 31, 2023, the Company net settled all RSUs through which it issued an aggregate of 18.9 million shares of Class A common stock and withheld an aggregate of 1.7 million shares of Class A common stock to satisfy $6.0 million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above are 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions that remain outstanding as of March 31, 2023. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSUs will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSUs will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
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
In connection with the 2022 Agent Equity Program, the Company recognized a total of $53.3 million in stock-based compensation expense of which $41.7 million was recognized during the year ended December 31, 2022 and $11.6 million was recognized during the three months ended March 31, 2023. In January 2023, the Company granted 14.1 million RSUs, which immediately vested and converted to Class A common stock in connection with the 2022 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $53.3 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Commissions and other related expense	$11.6	$17.0
Sales and marketing	8.6	10.7
Operations and support	3.0	4.3
Research and development	10.4	16.9
General and administrative	11.3	14.9
Total stock-based compensation expense	$44.9	$63.8
As of March 31, 2023, unrecognized stock-based compensation expense totaled $240.6 million and is expected to be recognized over a weighted-average period of 2.4 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes
The Company recognized immaterial income taxes for the three months ended March 31, 2023. The Company incurred current tax expense from its operations in India, which was fully offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized an expense from income taxes of $0.1 million for the three months ended March 31, 2022.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended March 31, 2023 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Compass, Inc.	$(150.4)	$(188.0)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	450,056,743	415,384,878
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.33)	$(0.45)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	45,172,030	51,353,488
Outstanding RSUs	43,765,415	62,462,633
Shares subject to the Employee Stock Purchase Plan	624,954	677,239
Unvested early exercised stock options	64,960	862,080
Unvested common stock	121,532	261,312
Total	89,748,891	115,616,752
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.

The Company manages its credit risk by establishing a comprehensive credit policy for the approval of new loans while monitoring and reviewing the performance of its existing Concierge Receivables. Factors considered include but are not limited to:
•No negative liens or judgements on the property;
•Seller’s available equity on the property;
•Loan to listing price ratio;
•FICO score (only for Concierge Capital program); and
•Macroeconomic conditions.
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of March 31, 2023 and December 31, 2022, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 98%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three months ended March 31, 2023 (in millions):

Three Months Ended March 31, 2023
Beginning of period	$14.7
Allowances	0.2
Net write-offs and other	(0.7)
End of period	$14.2
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of March 31, 2023 (in millions):

March 31, 2023
Current	$48.4
31-90 days past due	1.8
Over 90 days past due	4.9
Total	$55.1

12.    Restructuring Activities
During the year ended December 31, 2022, the Company enacted certain workforce reductions, wound down Modus and terminated certain of its operating leases. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third-party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned slow down in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
During the three months ended March 31, 2023, the Company implemented a further workforce reduction as part of the Company’s ongoing cost reduction initiatives to manage the business during the current macroeconomic environment. The Company incurred restructuring costs of $10.1 million during the three months ended March 31, 2023, resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges of approximately $3.9 million for the three months ended March 31, 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three months ended March 31, 2023 (in millions):

Three Months Ended March 31, 2023
Severance related personnel costs	$8.9
Lease termination costs	1.2
Write-down of fixed assets	3.9
Total expense	$14.0
The total costs incurred in connection with the Company's restructuring activities taken during the three months ended March 31, 2023 were included in the condensed consolidated statements of operations as follows (in millions):

Three Months Ended March 31, 2023
Restructuring costs	$10.1
Depreciation and amortization	3.9
Total expense	$14.0
As of March 31, 2023, the Company's remaining liability related to restructuring activities was $1.5 million, primarily related to unpaid severance costs, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022 included in the 2022 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and is intended to provide an understanding of our results of operations, financial condition and changes in our results of operations and financial condition. Our MD&A is organized as follows:
•Introduction. This section provides a general description of our company and its business, recent developments affecting our company and discussions of how seasonal factors and macroeconomic conditions may impact our results.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2023.
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

Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors that affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by our agents' clients at the time that a home is transacted on our platform, which agents use to assist home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, such as title, escrow and mortgage. While adjacent services comprise a small portion of our revenue to date, we believe we are well-positioned to capture meaningful revenue from adjacent services as we continue to diversify our offerings within the real estate ecosystem.
Update Related to the Restructuring Activities
During the year ended December 31, 2022, we enacted certain workforce reductions, wound down Modus and terminated certain of our operating leases. The workforce reductions were part of a broader plan by us to take meaningful actions to improve the alignment between our organizational structure and long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third-party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned slow down in M&A activity and new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
During the three months ended March 31, 2023, we implemented a further workforce reduction as part of our ongoing cost reduction initiatives to manage the business during the current macroeconomic environment. As a result of restructuring actions taken during the three months ended March 31, 2023, we incurred restructuring costs of $10.1 million resulting from severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs. These costs have been presented within the Restructuring costs line in the condensed consolidated statements of operations. We incurred additional non-cash charges of approximately $3.9 million for the three months ended March 31, 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
Operational Highlights for the three months ended March 31, 2023
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 28,000 agents on our platform as of March 31, 2023. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended March 31, 2023, the Average Number of Principal Agents1 was 13,515, an increase of 721, or 5.6%, from the three months ended March 31, 2022. The principal agent additions came in both new and existing markets.
During the three months ended March 31, 2023, our agents closed 35,886 Total Transactions, a decrease of 24.2% when compared to the three months ended March 31, 2022. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business” for more details surrounding these macroeconomic conditions.
Our Gross Transaction Value for the three months ended March 31, 2023 was $36.6 billion, a decrease of 31.8% when compared to the three months ended March 31, 2022. Gross Transaction Value is primarily driven by home values in the
1 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic factors.
For the three months ended March 31, 2023, our Gross Transaction Value represented 4.5%2 of residential real estate transacted in the U.S., compared to 4.8% for the three months ended March 31, 2022. The first quarter's market share represents a 17 basis point increase sequentially from the three months ended December 31, 2022. We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

Seasonality and Cyclicality

The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth during the year ended December 31, 2021 and the impact of changes in macroeconomic conditions experienced during the year ended December 31, 2022 and the three months ended March 31, 2023.
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
Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business
Throughout 2022 and into the first quarter of 2023, a number of macroeconomic conditions contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the year ended December 31, 2022 and the three months ended March 31, 2023. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 5.0% through May 2023 with possible further increases throughout the year. These conditions have contributed towards slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the second quarter of 2023 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

2 On July 21, 2022, NAR restated monthly average (mean) sales prices ("ASP") of existing homes from January 2020 through June 2022 to reflect their change in methodology to better account for outliers of high priced homes noting that the monthly average (mean) sales prices are NAR's best estimates and given the outliers, they are less reliable. This resulted in higher monthly ASP of existing homes than what was reported prior and increases in total market Gross Transaction Value than what was reported prior. As a result of the changes in the NAR methodology, our previously reported national market share for the three months ended March 31, 2022 changed from 6.1% to 4.8%. Our national market share for the three months ended March 31, 2023 and 2022 reported in this Quarterly Report was calculated using ASP data based on the updated NAR methodology.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2023		2022
	(in millions, except percentages)
Revenue	$957.2	100.0%	$1,397.0	100.0%
Operating expenses:
Commissions and other related expense (1)	790.9	82.6	1,146.4	82.1
Sales and marketing (1)	115.3	12.0	145.0	10.4
Operations and support (1)	81.1	8.5	108.9	7.8
Research and development (1)	48.9	5.1	108.2	7.7
General and administrative (1)	34.4	3.6	55.3	4.0
Restructuring costs	10.1	1.1	—	—
Depreciation and amortization	24.9	2.6	18.7	1.3
Total operating expenses	1,105.6	115.5	1,582.5	113.3
Loss from operations	(148.4)	(15.5)	(185.5)	(13.3)
Investment income, net	2.9	0.3	0.1	—
Interest expense	(3.2)	(0.3)	(0.7)	(0.1)
Loss before income taxes and equity in loss of unconsolidated entity	(148.7)	(15.5)	(186.1)	(13.3)
Income tax expense	—	—	(0.1)	—
Equity in loss of unconsolidated entity	(1.5)	(0.2)	(2.1)	(0.2)
Net loss	(150.2)	(15.7)	(188.3)	(13.5)
Net (income) loss attributable to non-controlling interests	(0.2)	—	0.3	—
Net loss attributable to Compass, Inc.	$(150.4)	(15.7%)	$(188.0)	(13.5%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Commissions and other related expense	$11.6	$17.0
Sales and marketing	8.6	10.7
Operations and support	3.0	4.3
Research and development	10.4	16.9
General and administrative	11.3	14.9
Total stock-based compensation expense	$44.9	$63.8
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Revenue	$957.2	$1,397.0	$(439.8)	(31.5%)
Revenue was $957.2 million during the three months ended March 31, 2023, a decrease of $439.8 million, or 31.5%, compared to the prior year period. The decrease for the three months ended March 31, 2023 was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market, a lower volume of transactions and a decline in average transaction value, partially offset by an increase in the number of agents that joined our platform during 2022 and 2023. The Average Number of Principal Agents3 for the three months ended March 31, 2023 grew to 13,515, an increase of 5.6% from the year ago period.
Operating Expenses
Commissions and other related expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$790.9	$1,146.4	$(355.5)	(31.0%)
Percentage of revenue	82.6%	82.1%
Commissions and other related expense was $790.9 million during the three months ended March 31, 2023, a decrease of $355.5 million, or 31.0%, compared to the prior year period. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million and $17.0 million for the three months ended March 31, 2023 and 2022, respectively. The decline in stock-based compensation expense for the three months ended March 31, 2023 when compared to the prior year period was primarily due to lower agent participation in the Agent Equity Program. Commissions and other related expense excluding such non-cash stock-based compensation expense was $779.3 million, or 81.4% of revenue, for the three months ended March 31, 2023 and $1,129.4 million, or 80.8% of revenue, for the three months ended March 31, 2022. The decrease in absolute dollars of Commission and other related expense, excluding non-cash stock-based compensation, for the three months ended March 31, 2023 when compared to the prior year period was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The unfavorable increase in Commissions and other related expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was due to lower Agent Equity Program contributions in the current year period compared to the year ago period as the Agent Equity Program was discontinued for 2023. Excluding the impact of $11.8 million in Agent Equity Program contributions made during the three months ended March 31, 2022, Commissions and other related expense for the three months ended March 31, 2023 improved by 27 basis points when compared to the year ago period.
Sales and marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$115.3	$145.0	$(29.7)	(20.5%)
Percentage of revenue	12.0%	10.4%
Sales and marketing expense was $115.3 million during the three months ended March 31, 2023, a decrease of $29.7 million, or 20.5%, compared to the prior year period. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $8.6 million and $10.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in stock-based compensation expense during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to lower headcount since our aforementioned workforce reductions. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $106.7 million, or 11.1% of revenue, for the three months ended March 31, 2023 and $134.3 million, or 9.6% of revenue, for the three months ended March 31, 2022. The decrease in absolute dollars, excluding non-cash stock-based compensation expense, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a decrease in compensation and other personnel-related costs due to decreased headcount. The unfavorable increase in Sales and marketing expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by a decrease in revenue for the three months ended March 31, 2023 compared to the year ago period.
3 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

Operations and support

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Operations and support	$81.1	$108.9	$(27.8)	(25.5%)
Percentage of revenue	8.5%	7.8%
Operations and support expense was $81.1 million during the three months ended March 31, 2023, a decrease of $27.8 million, or 25.5%, compared to the prior year period. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $3.0 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in stock-based compensation expense during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to lower headcount since our aforementioned workforce reductions. Operations and support expense excluding such non-cash stock-based compensation expense was $78.1 million, or 8.2% of revenue, for the three months ended March 31, 2023 and $104.6 million, or 7.5% of revenue, for the three months ended March 31, 2022. The decrease in absolute dollars, excluding such non-cash stock-based compensation expense, during the three months ended March 31, 2023 was primarily driven by a decrease in compensation and other personnel-related costs due to decreased headcount. The increase as a percentage of revenue, excluding such non-cash stock-based compensation expense, for the three months ended March 31, 2023 was primarily driven by a decrease in revenue for the three months ended March 31, 2023 compared to the year ago period.
Research and development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Research and development	$48.9	$108.2	$(59.3)	(54.8%)
Percentage of revenue	5.1%	7.7%
Research and development expense was $48.9 million during the three months ended March 31, 2023, a decrease of $59.3 million, or 54.8%, compared to the prior year period. Included in Research and development expense were non-cash expenses related to stock-based compensation of $10.4 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by workforce reductions taken in connection with our restructuring activities. Research and development expense, excluding such non-cash stock-based compensation expense, was $38.5 million, or 4.0% of revenue, for the three months ended March 31, 2023 and $91.3 million, or 6.5% of revenue, for the three months ended March 31, 2022. The decrease of Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the three months ended March 31, 2023 was primarily driven by lower research and development related headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.
General and administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
General and administrative	$34.4	$55.3	$(20.9)	(37.8%)
Percentage of revenue	3.6%	4.0%

General and administrative expense was $34.4 million during the three months ended March 31, 2023, a decrease of $20.9 million, or 37.8%, compared to the prior year period. General and administrative expense includes non-cash expenses related to stock-based compensation of $11.3 million and $14.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in stock-based compensation expense for the three months ended March 31, 2023 as compared to the year ago period was primarily due to decreased expense for awards resulting from decreased headcount. General and administrative expense, excluding such non-cash stock-based compensation expense, was $23.1 million, or 2.4% of revenue, for the three months ended March 31, 2023 and $40.4 million, or 2.9% of revenue, for the three months ended March 31, 2022. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by lower headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.
Restructuring costs

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$10.1	$—	$10.1	100.0%
Percentage of revenue	1.1%	—%
Restructuring costs in the three months ended March 31, 2023 primarily consisted of costs associated with workforce reduction actions. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Depreciation and amortization

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$24.9	$18.7	$6.2	33.2%
Percentage of revenue	2.6%	1.3%
Depreciation and amortization expense increased by $6.2 million, or 33.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These increases were primarily driven by an increase in incremental depreciation of recent capital expenditures and $3.9 million related to certain restructuring activities enacted during the period. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Investment income, net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$2.9	$0.1	$2.8	2800.0%
Investment income, net increased during the three months ended March 31, 2023 as a result of increased average interest rates on our short-term interest-bearing investments as compared to the year ago period.

Interest expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(3.2)	$(0.7)	$(2.5)	357.1%
Interest expense was $3.2 million for the three months ended March 31, 2023. The increase was primarily driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility as a result of higher balances outstanding on these credit facilities.
Income tax expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Income tax expense	$—	$(0.1)	$0.1	(100.0%)

For the three months ended March 31, 2023, Income tax expense decreased by $0.1 million when compared to the three months ended March 31, 2022. This decrease resulted from a reduction in current year acquisition related activities.
Equity in loss of unconsolidated entity

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(1.5)	$(2.1)	$0.6	(28.6%)
During the three months ended March 31, 2023, Equity in losses of unconsolidated entity was $1.5 million from our mortgage joint venture, which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended March 31,
	2023	2022
Total Transactions	35,886	47,367
Gross Transaction Value (in billions)	$36.6	$53.7
Average Number of Principal Agents(1)	13,515	12,794
Net loss attributable to Compass, Inc. (in millions)	$(150.4)	$(188.0)
Net loss attributable to Compass, Inc. margin	(15.7%)	(13.5%)
Adjusted EBITDA(2) (in millions)	$(67.1)	$(96.7)
Adjusted EBITDA margin(2)	(7.0%)	(6.9%)
(1)During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents reported in this Quarterly Report is based on the updated methodology.
(2)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA, see the section titled “—Non-GAAP Financial Measures” below.

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
Our Total Transactions for the three months ended March 31, 2023 declined to 35,886, or 24.2%, from the year ago period. The decline for the three months ended March 31, 2023 was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Gross Transaction Value for the three months ended March 31, 2023 was $36.6 billion, representing a decrease of 31.8% from the year ago period. The decline for the three months ended March 31, 2023 was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Average Number of Principal Agents for the three months ended March 31, 2023 was 13,515, representing an increase of 5.6% from the year ago period. During the first quarter of 2023, we began to utilize an updated methodology for tracking and reporting its agent statistics. Our Average Number of Principal Agents reported in this Quarterly Report is based on the updated methodology. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs and (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and other forms of acquisition consideration. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Compass, Inc.	$(150.4)	$(188.0)
Adjusted to exclude the following:
Depreciation and amortization	24.9	18.7
Investment income, net	(2.9)	(0.1)
Interest expense	3.2	0.7
Stock-based compensation	44.9	63.8
Income tax expense	—	0.1
Restructuring costs	10.1	—
Acquisition-related expenses(1)	3.1	8.1
Adjusted EBITDA	$(67.1)	$(96.7)
Net loss attributable to Compass, Inc. margin	(15.7%)	(13.5%)
Adjusted EBITDA margin	(7.0%)	(6.9%)
(1)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration. See Note 3 - "Acquisitions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was a loss of $67.1 million and $96.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase in Adjusted EBITDA during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily a result of the impact of our workforce reductions and cost reduction initiatives outpacing the impact of a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business”.
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

	Three Months Ended March 31, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$790.9	$115.3	$81.1	$48.9	$34.4
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(8.6)	(3.0)	(10.4)	(11.3)
Acquisition-related expenses	—	—	(3.1)	—	—
Non-GAAP Basis	$779.3	$106.7	$75.0	$38.5	$23.1

	Three Months Ended March 31, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,146.4	$145.0	$108.9	$108.2	$55.3
Adjusted to exclude the following:
Stock-based compensation	(17.0)	(10.7)	(4.3)	(16.9)	(14.9)
Acquisition-related expenses	—	—	(8.1)	—	—
Non-GAAP Basis	$1,129.4	$134.3	$96.5	$91.3	$40.4
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of March 31, 2023, we had cash and cash equivalents of $363.6 million and an accumulated deficit of $2.3 billion.

We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as a result of the current slowdown in the U.S. residential real estate market as described in more detail under the section entitled “—Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business”. We believe our existing cash and cash equivalents, the Concierge Facility (which, as disclosed in the footnotes to the condensed consolidated financial statements, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our decision to resume expansion into new geographic markets, continued investment in adjacent services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition” included in the 2022 Form 10-K.
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of March 31, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(55.5)	$(111.0)
Net cash used in investing activities	(3.5)	(29.6)
Net cash provided by (used in) financing activities	60.7	(1.8)
Net increase (decrease) in cash and cash equivalents	$1.7	$(142.4)

Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $55.5 million. The outflow was primarily due to a $150.2 million Net loss adjusted for $72.5 million of non-cash charges, partially offset by cash inflows due to changes in assets and liabilities of $22.2 million.
For the three months ended March 31, 2022, net cash used in operating activities was $111.0 million. The outflow was primarily due to a $188.3 million Net loss adjusted for $86.8 million of non-cash charges and cash outflows due to changes in assets and liabilities of $9.5 million.
Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $3.5 million consisting of capital expenditures.
During the three months ended March 31, 2022, net cash used in investing activities was $29.6 million consisting of $20.8 million in capital expenditures, $5.0 million for investment in an unconsolidated entity and $3.8 million in payments for acquisitions, net of cash acquired. The investment in an unconsolidated entity represents our investment in our mortgage joint venture that we formed in 2021.
Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $60.7 million primarily consisting of $75.0 million in proceeds from drawdowns on the Revolving Credit Facility, $1.0 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $7.9 million in payments related to acquisitions, including contingent consideration payments, $6.0 million in taxes paid related to the net share settlement of equity awards and $2.6 million in net payments on drawdowns and repayments on the Concierge Facility.
During the three months ended March 31, 2022, net cash used in financing activities was $1.8 million, primarily consisting of $7.4 million in taxes paid related to net share settlement of equity awards and $2.0 million in payments of contingent consideration related to acquisitions, partially offset by $5.5 million in proceeds from the exercise of stock options and $2.1 million in net proceeds from drawdowns on the Concierge Facility.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $187.6 million and $136.7 million as of March 31, 2023 and December 31, 2022, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Critical Accounting Estimates and Policies
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
There have been no material changes to our critical accounting policies and estimates disclosed in our 2022 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2022 Form 10-K, as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.

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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2023 consisted of $363.6 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to Term SOFR plus a credit adjustment spread of 0.11448%, plus a margin of 2.35%. As of March 31, 2023, we had a total outstanding balance of $29.3 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to a base rate plus a margin of 1.50%. As of March 31, 2023, we had a total outstanding balance of $225.0 million under the Revolving Credit Facility, of which $75.0 million was paid back in April 2023. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
Foreign Currency Exchange Risk
As our operations in India have been limited, and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and the dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with appropriate authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of March 31, 2023 was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plans
To date, we have implemented certain measures to address the identified material weaknesses. These measures include adding personnel as well as improving our internal controls around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through the years ended December 31, 2021 and 2022:
•hired a Vice President of Internal Audit to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;
•developed detailed action plans to address control deficiencies identified across business processes and financial systems impacting our financial reporting;

•engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting;
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
The following remedial actions were taken during the three months ended March 31, 2023:
•continued enhancing our IT general controls resources, including hiring a new Chief Information Security Officer ("CISO") and beginning the search for a new Sr. Manager of IT Risk & Compliance; and
•performed various trainings for IT control owners in preparation for 2023 SOX procedures.
The following are the remaining remedial actions that management plans to undertake during 2023:
•continue to enhance our IT general control resources, including the hiring of a new Sr. Manager of IT Risk & Compliance;
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2022 Form 10-K. There have been no material changes to the risk factors set forth in our 2022 Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From January 1, 2023 through March 31, 2023, we offered, sold and issued the following unregistered securities:
(1) as previously disclosed in Form 4s filed with the Securities and Exchange Commission, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 283,169 shares of Class A common stock for an equivalent number of shares of Class C common stock pursuant to an Equity Exchange Right Agreement on January 5, 2023, February 3, 2023 and March 3, 2023; and

(2) as previously disclosed in Form Ds, an aggregate of 2,578,204 shares of Class A common stock were issued on March 6, 2023 and March 30, 2023 to certain former owners of two acquired businesses in lieu of certain cash holdback and bonus payments related to prior acquisitions in the aggregate amount of $8.2 million.

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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	First Amendment to Revolving Credit and Guaranty Agreement among Compass, Inc., Barclays Bank PLC and the lenders party thereto, dated as of May 1, 2023					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: May 10, 2023	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i