Form 10-Q
period 2023-06-30
Compass, Inc.
filed 2023-08-08
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, there were 466,071,464 shares of the registrant’s common stock outstanding.

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
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our Twitter feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, Robert Reffkin’s Twitter feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and all other streaming tools. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations page on our website under the heading “Governance.”
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
•our ability to achieve expected benefits from our mortgage and title and escrow businesses, including our joint ventures;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$335.4	$361.9
Accounts receivable, net of allowance of $8.8 and $9.0, respectively	58.4	36.6
Compass Concierge receivables, net of allowance of $14.2 and $14.7, respectively	36.4	42.9
Other current assets	63.7	76.5
Total current assets	493.9	517.9
Property and equipment, net	171.0	192.5
Operating lease right-of-use assets	439.2	483.2
Intangible assets, net	86.4	99.3
Goodwill	203.8	198.4
Other non-current assets	30.3	41.8
Total assets	$1,424.6	$1,533.1
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23.3	$28.1
Commissions payable	97.0	48.0
Accrued expenses and other current liabilities	108.6	164.9
Current lease liabilities	101.4	94.6
Concierge credit facility	30.4	31.9
Revolving credit facility	150.0	150.0
Total current liabilities	510.7	517.5
Non-current lease liabilities	448.1	486.5
Other non-current liabilities	14.1	8.4
Total liabilities	972.9	1,012.4
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at June 30, 2023 and December 31, 2022; 462,987,617 shares issued and outstanding at June 30, 2023; 438,098,194 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	2,842.3	2,713.6
Accumulated deficit	(2,394.7)	(2,196.5)
Total Compass, Inc. stockholders’ equity	447.6	517.1
Non-controlling interest	4.1	3.6
Total stockholders' equity	451.7	520.7
Total liabilities and stockholders’ equity	$1,424.6	$1,533.1
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,494.0	$2,020.1	$2,451.2	$3,417.1
Operating expenses:
Commissions and other related expense	1,224.0	1,652.9	2,014.9	2,799.3
Sales and marketing	113.3	154.9	228.6	299.9
Operations and support	83.0	104.9	164.1	213.8
Research and development	45.4	107.2	94.3	215.4
General and administrative	34.7	55.2	69.1	110.5
Restructuring costs	15.9	18.9	26.0	18.9
Depreciation and amortization	22.3	25.4	47.2	44.1
Total operating expenses	1,538.6	2,119.4	2,644.2	3,701.9
Loss from operations	(44.6)	(99.3)	(193.0)	(284.8)
Investment income, net	2.5	0.3	5.4	0.4
Interest expense	(4.1)	(0.7)	(7.3)	(1.4)
Loss before income taxes and equity in loss of unconsolidated entity	(46.2)	(99.7)	(194.9)	(285.8)
Income tax benefit	—	1.5	—	1.4
Equity in loss of unconsolidated entity	(0.7)	(2.9)	(2.2)	(5.0)
Net loss	(46.9)	(101.1)	(197.1)	(289.4)
Net (income) loss attributable to non-controlling interests	(0.9)	(0.1)	(1.1)	0.2
Net loss attributable to Compass, Inc.	$(47.8)	$(101.2)	$(198.2)	$(289.2)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.10)	$(0.24)	$(0.44)	$(0.69)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	460,960,349	427,987,083	455,538,666	421,719,718
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended June 30, 2023:
Balances at March 31, 2023	458,911,722	$—	$2,805.0	$(2,346.9)	$458.1	$3.6	$461.7
Net loss	—	—	—	(47.8)	(47.8)	0.9	(46.9)
Issuance of common stock upon exercise of stock options	1,399,959	—	1.9	—	1.9	—	1.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	2,675,936	—	(4.3)	—	(4.3)	—	(4.3)
Vesting of early exercised stock options	—	—	0.2	—	0.2	—	0.2
Stock-based compensation	—	—	39.5	—	39.5	—	39.5
Other activity related to non-controlling interests	—	—	—	—	—	(0.4)	(0.4)
Balances at June 30, 2023	462,987,617	$—	$2,842.3	$(2,394.7)	$447.6	$4.1	$451.7
For the three months ended June 30, 2022:
Balances at March 31, 2022	426,965,766	$—	$2,585.0	$(1,783.0)	$802.0	$3.5	$805.5
Net loss	—	—	—	(101.2)	(101.2)	0.1	(101.1)
Issuance of common stock in connection with acquisitions	123,852	—	0.8	—	0.8	—	0.8
Issuance of common stock upon exercise of stock options	937,599	—	2.2	—	2.2	—	2.2
Issuance of common stock upon settlement of RSUs, net of taxes withheld	1,929,800	—	(6.4)	—	(6.4)	—	(6.4)
Vesting of early exercised stock options	—	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	53.7	—	53.7	—	53.7
Balances at June 30, 2022	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the six months ended June 30, 2023:
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(198.2)	(198.2)	1.1	(197.1)
Issuance of common stock in connection with acquisitions	2,578,204	—	8.2	—	8.2	—	8.2
Issuance of common stock upon exercise of stock options	2,097,108	—	2.9	—	2.9	—	2.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	5,697,711	—	(10.3)	—	(10.3)	—	(10.3)
Vesting of early exercised stock options	—	—	0.4	—	0.4	—	0.4
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the Employee Stock Purchase Plan	368,920	—	1.4	—	1.4	—	1.4
Stock-based compensation	—	—	72.8	—	72.8	—	72.8
Other activity related to non-controlling interests	—	—	—	—	—	(0.6)	(0.6)
Balances at June 30, 2023	462,987,617	$—	$2,842.3	$(2,394.7)	$447.6	$4.1	$451.7
For the six months ended June 30, 2022:
Balances at December 31, 2021	409,267,751	$—	$2438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	(289.2)	(289.2)	(0.2)	(289.4)
Issuance of common stock in connection with acquisitions	123,852	—	0.8	—	0.8	—	0.8
Issuance of common stock upon exercise of stock options	3,532,188	—	7.7	—	7.7	—	7.7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,424,330	—	(13.8)	—	(13.8)	—	(13.8)
Vesting of early exercised stock options	—	—	2.2	—	2.2	—	2.2
Issuance of common stock in connection with the 2021 Agent Equity Program	13,608,896	—	100.0	—	100.0	—	100.0
Stock-based compensation	—	—	100.7	—	100.7	—	100.7
Balances at June 30, 2022	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(197.1)	$(289.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47.2	44.1
Stock-based compensation	83.9	123.0
Equity in loss of unconsolidated entity	2.2	5.0
Change in acquisition related contingent consideration	0.6	(0.3)
Bad debt expense	2.8	3.4
Amortization of debt issuance costs	0.4	0.5
Changes in operating assets and liabilities:
Accounts receivable	(24.1)	(14.5)
Compass Concierge receivables	5.9	(26.9)
Other current assets	12.4	(15.0)
Other non-current assets	9.4	(3.3)
Operating lease right-of-use assets and operating lease liabilities	9.5	3.9
Accounts payable	(4.9)	10.6
Commissions payable	49.0	31.9
Accrued expenses and other liabilities	0.6	6.7
Net cash used in operating activities	(2.2)	(120.3)
Investing Activities
Investment in unconsolidated entity	—	(12.5)
Capital expenditures	(6.1)	(41.4)
Payments for acquisitions, net of cash acquired	—	(15.0)
Net cash used in investing activities	(6.1)	(68.9)
Financing Activities
Proceeds from exercise of stock options	2.9	7.7
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1.4	—
Taxes paid related to net share settlement of equity awards	(10.3)	(13.8)
Proceeds from drawdowns on Concierge credit facility	29.3	26.7
Repayments of drawdowns on Concierge credit facility	(30.8)	(12.5)
Proceeds from drawdowns on Revolving credit facility	75.0	—
Repayments of drawdowns on Revolving credit facility	(75.0)	—
Payments related to acquisitions, including contingent consideration	(10.2)	(6.7)
Other	(0.5)	—
Net cash (used in) provided by financing activities	(18.2)	1.4
Net decrease in cash and cash equivalents	(26.5)	(187.8)
Cash and cash equivalents at beginning of period	361.9	618.3
Cash and cash equivalents at end of period	$335.4	$430.5
Supplemental disclosures of cash flow information:
Cash paid for interest	$6.4	$0.9
Supplemental non-cash information:
Issuance of common stock for acquisitions	$8.2	$0.8

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
During the year ended December 31, 2022 and the six months ended June 30, 2023, the Company enacted various restructuring actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The Company will continue to assess the impact that changing macroeconomic factors and the slowdown of the U.S. residential real estate market will have on its business and will adjust its operations as necessary.
As of June 30, 2023 and December 31, 2022, the Company held cash and cash equivalents of approximately $335.4 million and $361.9 million, respectively. Additionally, the Company has a Revolving Credit Facility, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. In July 2023, the Company repaid the $150.0 million outstanding as of June 30, 2023 under its Revolving Credit Facility. As a result, the Company has in excess of $300.0 million available to be drawn under the Revolving Credit Facility. Further, the Company is in compliance with each of the financial and non-financial covenants. See Note 5 — "Debt" for further details. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
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
3.    Acquisitions
During the six months ended June 30, 2023, the Company completed the acquisition of 100% of the ownership interest in a real estate brokerage. The purpose of this acquisition was to expand the Company’s existing brokerage business in a new key domestic market. The Company has accounted for this acquisition as a business combination.
The consideration for the acquisition completed during the six months ended June 30, 2023 is comprised of contingent consideration payable in the Company's Class A common stock and cash at various payment dates through 2033 dependent on the future performance of the acquired business. At the time of acquisition, the purchase price was estimated to be $8.8 million and was calculated at net present value using a variety of inputs and assumptions, the most significant of which were the forecasted future results of the acquired business. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheet.
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
None of the goodwill recorded during the six months ended June 30, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $5.3 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $3.1 million of the obligations as of June 30, 2023 are fixed in value. As of June 30, 2023, the undiscounted estimated payment under these arrangements was $29.1 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Opening balance	$18.2	$22.8	$14.0	$24.4
Acquisitions	—	3.6	8.8	3.6
Payments	(1.2)	(4.0)	(5.8)	(6.0)
Changes in fair value included in net loss	0.6	(0.7)	0.6	(0.3)
Closing balance	$17.6	$21.7	$17.6	$21.7

Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of June 30, 2023, the Company expects to pay up to an additional $2.0 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended June 30, 2023 and 2022, the Company recognized income of $1.1 million and expense of $3.7 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized expense of $2.0 million and $11.4 million, respectively, within Operations and support in the condensed consolidated statements of operations related to these arrangements.
During the six months ended June 30, 2023, certain acquisition-related compensation arrangements and holdbacks were settled in the form of Class A common stock. In connection with these settlements, the Company issued 2.6 million shares of Class A common stock.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $335.4 million and $361.9 million as of June 30, 2023 and December 31, 2022, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $17.6 million and $14.0 million as of June 30, 2023 and December 31, 2022, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and six months ended June 30, 2023 and 2022. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$7.3	$10.0
Other non-current liabilities	10.3	4.0
Total contingent consideration	$17.6	$14.0
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
5.    Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021, August 5, 2022 and August 4, 2023. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program.
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3,

2025. The interest rate on the Concierge Facility was 8.30% as of June 30, 2023. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of June 30, 2023, the Company was in compliance with the covenants under the Concierge Facility.
The Concierge Facility includes customary events of default that include, among other things, nonpayment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, bankruptcy and insolvency events, material judgments and change of control. The occurrence of an event of default could result in the acceleration of the obligations and/or the increase in the applicable interest rate under the Concierge Facility.
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent (the "Administrative Agent"), and certain other lenders, which was subsequently amended on May 1, 2023. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit, which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate ("SOFR") plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00% and (d) 1.00%. The SOFR term rate is determined by the Administrative Agent as the forward-looking term rate plus a 0.10% adjustment. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. The interest rate on the Revolving Credit Facility was 8.43% as of June 30, 2023.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of June 30, 2023, there were $150.0 million in borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $41.6 million. In July 2023, the Company repaid $150.0 million in borrowings under the Revolving Credit Facility.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of June 30, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of June 30, 2023 and December 31, 2022, the Company was contingently liable for $53.2 million and $48.0 million, respectively, under these letters of credit. As of June 30, 2023, $41.6 million and $11.6 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $252.5 million and $136.7 million as of June 30, 2023 and December 31, 2022, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of June 30, 2023 and December 31, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	444,288,853	444,288,853
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,698,764	18,698,764
Total	13,850,000,000	462,987,617	462,987,617

	December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	419,842,991	419,842,991
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,255,203	18,255,203
Total	13,850,000,000	438,098,194	438,098,194
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2023, the shares available for future grants were increased by an additional 21.9 million shares as a result of the annual increase provision described above. As of June 30, 2023, there were 36.5 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.

2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2023, the authorized shares increased by 4.2 million shares as a result of the annual increase provision described above. As of June 30, 2023, 14.5 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the six months ended June 30, 2023, the Company issued 0.4 million shares of Class A common stock under the ESPP.
The Company recognized $0.4 million and $0.7 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.0 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, $1.1 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2022	46,694,237	$5.44	5.9	$8.5
Granted	210,972	3.58
Exercised	(2,097,108)	1.38
Forfeited	(1,749,459)	7.03
Balance as of June 30, 2023	43,058,642	$5.56	5.5	$18.7
Exercisable and vested at June 30, 2023	35,797,264	$5.04	5.1	$18.7
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $3.50 and $2.33 as of June 30, 2023 and December 31, 2022, respectively.
During the six months ended June 30, 2023 and 2022, the intrinsic value of options exercised was $4.9 million and $19.5 million, respectively.

Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	47,189,837	$7.10
Granted	30,103,327	3.41
Vested and converted to common stock (1)	(23,033,048)	4.91
Forfeited	(5,387,714)	7.74
Balance as of June 30, 2023	48,872,402	$5.79
(1)During the six months ended June 30, 2023, the Company net settled all RSUs through which it issued an aggregate of 23.0 million shares of Class A common stock and withheld an aggregate of 3.2 million shares of Class A common stock to satisfy $10.3 million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above are 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions that remain outstanding as of June 30, 2023. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSUs will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSUs will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
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
In connection with the 2022 Agent Equity Program, the Company recognized a total of $53.3 million in stock-based compensation expense of which $41.7 million was recognized during the year ended December 31, 2022 and $11.6 million was recognized during the six months ended June 30, 2023. In January 2023, the Company granted 14.1 million RSUs, which immediately vested and converted to Class A common stock in connection with the 2022 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $53.3 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commissions and other related expense	$—	$6.4	$11.6	$23.4
Sales and marketing	9.0	11.2	17.6	21.9
Operations and support	4.1	4.1	7.1	8.4
Research and development	12.6	18.9	23.0	35.8
General and administrative	13.3	18.6	24.6	33.5
Total stock-based compensation expense	$39.0	$59.2	$83.9	$123.0

As of June 30, 2023, unrecognized stock-based compensation expense totaled $223.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes
The Company recognized no income tax expense for the three and six months ended June 30, 2023. The Company incurred current tax expense from its operations in India, which was offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized a benefit from income taxes of $1.5 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended June 30, 2023 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Compass, Inc.	$(47.8)	$(101.2)	$(198.2)	$(289.2)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	460,960,349	427,987,083	455,538,666	421,719,718
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.10)	$(0.24)	$(0.44)	$(0.69)

The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	43,058,642	49,893,318	43,058,642	49,893,318
Outstanding RSUs	48,872,402	59,738,313	48,872,402	59,738,313
Shares subject to the Employee Stock Purchase Plan	562,163	1,521,265	562,163	1,521,265
Unvested early exercised stock options	40,980	657,100	40,980	657,100
Unvested common stock	—	173,612	—	173,612
Total	92,534,187	111,983,608	92,534,187	111,983,608
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any revenue or earn any fees from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of

June 30, 2023 and December 31, 2022, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 98%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and six months ended June 30, 2023 (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning of period	$14.2	$14.7
Allowances	0.3	0.5
Net write-offs and other	(0.3)	(1.0)
End of period	$14.2	$14.2
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of June 30, 2023 (in millions):

June 30, 2023
Current	$41.7
31-90 days past due	3.2
Over 90 days past due	5.7
Total	$50.6
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
During the three months ended March 31, 2023, the Company implemented a further workforce reduction. During the three months ended June 30, 2023, the Company took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. For the three and six months ended June 30, 2023, the Company incurred restructuring costs of $15.9 million and $26.0 million, respectively, in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles were eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges of approximately $1.4 million and $5.3 million for the three and six months ended June 30, 2023, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three and six months ended June 30, 2023 (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Severance related personnel costs	$—	$8.9
Lease termination costs	15.9	17.1
Write-down of fixed assets	1.4	5.3
Total expense	$17.3	$31.3
The total costs incurred in connection with the Company's restructuring activities taken during the three and six months ended June 30, 2023 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Restructuring costs	$15.9	$26.0
Depreciation and amortization	1.4	5.3
Total expense	$17.3	$31.3
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of June 30, 2023 (in millions):

Payment Due by Period
Remaining 2023	$7.7
2024	13.9
2025	6.7
2026	2.8
Thereafter	1.6
Total	$32.7

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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2023.
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
Our Business and Business Model
We are a residential real estate brokerage that provides an end-to-end platform of software, services and support to empower our residential real estate agents to deliver exceptional service to seller and buyer clients. Real estate agents are themselves business owners, and Compass agents utilize the platform to grow their respective businesses, save time and manage their business more effectively. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry and enabling our core brokerage services. Our platform also uses proprietary data, analytics, artificial intelligence and machine learning to deliver high value recommendations and outcomes for Compass agents and their clients.

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
During the three months ended March 31, 2023, we implemented a further workforce reduction. During the three months ended June 30, 2023, we took actions to reduce our occupancy costs, the most significant being the scaling down of our New York administrative office. For the three and six months ended June 30, 2023, we incurred restructuring costs of $15.9 million and $26.0 million, respectively, in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles are being eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. We incurred additional non-cash charges of approximately $1.4 million and $5.3 million for the three and six months ended June 30, 2023, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
Operational Highlights for the Three Months Ended June 30, 2023
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 28,000 agents on our platform as of June 30, 2023. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended June 30, 2023, the Average Number of Principal Agents1 was 13,633, an increase of 429, or 3.2%, from the three months ended June 30, 2022. The principal agent additions came in both new and existing markets.
During the three months ended June 30, 2023, our agents closed 54,207 Total Transactions, a decrease of 18.9% when compared to the three months ended June 30, 2022. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business” for more details surrounding these macroeconomic conditions.
1 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

Our Gross Transaction Value for the three months ended June 30, 2023 was $56.8 billion, a decrease of 26.0% when compared to the three months ended June 30, 2022. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic factors.
For the three months ended June 30, 2023, our Gross Transaction Value represented 4.6% of residential real estate transacted in the U.S., compared to 4.9% for the three months ended June 30, 2022. The second quarter's market share represents a 13 basis point increase sequentially from the three months ended March 31, 2023. We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

Seasonality and Cyclicality

The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth during the year ended December 31, 2021 and the impact of changes in macroeconomic conditions experienced during the year ended December 31, 2022 and the six months ended June 30, 2023.
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
Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business
Throughout 2022 and through the second quarter of 2023, a number of macroeconomic conditions contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the year ended December 31, 2022 and the six months ended June 30, 2023. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 5.25% through July 2023 with possible further increases throughout the year. These conditions have contributed toward slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the third quarter of 2023 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in millions, except percentages)
Revenue	$1,494.0	100.0%	$2,020.1	100.0%	$2,451.2	100.0%	$3,417.1	100.0%
Operating expenses:
Commissions and other related expense (1)	1,224.0	81.9	1,652.9	81.8	2,014.9	82.2	2,799.3	81.9
Sales and marketing (1)	113.3	7.6	154.9	7.7	228.6	9.3	299.9	8.8
Operations and support (1)	83.0	5.6	104.9	5.2	164.1	6.7	213.8	6.3
Research and development (1)	45.4	3.0	107.2	5.3	94.3	3.8	215.4	6.3
General and administrative (1)	34.7	2.3	55.2	2.7	69.1	2.8	110.5	3.2
Restructuring costs	15.9	1.1	18.9	0.9	26.0	1.1	18.9	0.6
Depreciation and amortization	22.3	1.5	25.4	1.3	47.2	1.9	44.1	1.3
Total operating expenses	1,538.6	103.0	2,119.4	104.9	2,644.2	107.9	3,701.9	108.3
Loss from operations	(44.6)	(3.0)	(99.3)	(4.9)	(193.0)	(7.9)	(284.8)	(8.3)
Investment income, net	2.5	0.2	0.3	—	5.4	0.2	0.4	—
Interest expense	(4.1)	(0.3)	(0.7)	—	(7.3)	(0.3)	(1.4)	—
Loss before income taxes and equity in loss of unconsolidated entity	(46.2)	(3.1)	(99.7)	(4.9)	(194.9)	(8.0)	(285.8)	(8.4)
Income tax benefit	—	—	1.5	0.1	—	—	1.4	—
Equity in loss of unconsolidated entity	(0.7)	—	(2.9)	(0.1)	(2.2)	(0.1)	(5.0)	(0.1)
Net loss	(46.9)	(3.1)	(101.1)	(5.0)	(197.1)	(8.0)	(289.4)	(8.5)
Net (income) loss attributable to non-controlling interests	(0.9)	(0.1)	(0.1)	—	(1.1)	—	0.2	—
Net loss attributable to Compass, Inc.	$(47.8)	(3.2%)	$(101.2)	(5.0%)	$(198.2)	(8.1%)	$(289.2)	(8.5%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commissions and other related expense	$—	$6.4	$11.6	$23.4
Sales and marketing	9.0	11.2	17.6	21.9
Operations and support	4.1	4.1	7.1	8.4
Research and development	12.6	18.9	23.0	35.8
General and administrative	13.3	18.6	24.6	33.5
Total stock-based compensation expense	$39.0	$59.2	$83.9	$123.0

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,494.0	$2,020.1	$(526.1)	(26.0%)	$2,451.2	$3,417.1	$(965.9)	(28.3%)
Revenue was $1,494.0 million and $2,451.2 million during the three and six months ended June 30, 2023, a decrease of $526.1 million, or 26.0%, and $965.9 million, or 28.3%, compared to the prior year periods, respectively. The decrease for the three and six months ended June 30, 2023 was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market, a lower volume of transactions and a decline in average transaction value, partially offset by an increase in the number of agents that joined our platform during 2022 and 2023. The Average Number of Principal Agents2 for the three and six months ended June 30, 2023 grew to 13,633 and 13,574, an increase of 3.2% and 4.4% from the year ago periods.
Operating Expenses
Commissions and other related expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,224.0	$1,652.9	$(428.9)	(25.9%)	$2,014.9	$2,799.3	$(784.4)	(28.0%)
Percentage of revenue	81.9%	81.8%			82.2%	81.9%
Commissions and other related expense was $1,224.0 million and $2,014.9 million during the three and six months ended June 30, 2023, a decrease of $428.9 million, or 25.9%, and $784.4 million, or 28.0%, compared to the prior year periods, respectively. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the six months ended June 30, 2023 and $6.4 million and $23.4 million for the three and six months ended June 30, 2022, respectively. The decline in stock-based compensation expense for the three and six months ended June 30, 2023 when compared to the prior year periods was due the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $1,224.0 million, or 81.9% of revenue, and $2,003.3 million, or 81.7% of revenue, for the three and six months ended June 30, 2023 and $1,646.5 million, or 81.5% of revenue, and $2,775.9 million, or 81.2% of revenue, for the three and six months ended June 30, 2022, respectively. The decrease in absolute dollars of Commission and other related expense, excluding non-cash stock-based compensation, for the three and six months ended June 30, 2023 when compared to the prior year periods was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The unfavorable increase in Commissions and other related expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue in the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was due to there being no Agent Equity Program contributions in the current year periods as the Agent Equity Program was discontinued for 2023. Excluding the impact of $16.3 million and $28.1 million in Agent Equity Program contributions made during the three and six months ended June 30, 2022, respectively, Commissions and other related expense for the three and six months ended June 30, 2023 improved by 38 and 33 basis points, respectively, when compared to the year ago periods.
2 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$113.3	$154.9	$(41.6)	(26.9%)	$228.6	$299.9	$(71.3)	(23.8%)
Percentage of revenue	7.6%	7.7%			9.3%	8.8%
Sales and marketing expense was $113.3 million and $228.6 million during the three and six months ended June 30, 2023, a decrease of $41.6 million, or 26.9%, and $71.3 million, or 23.8%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $9.0 million and $17.6 million for the three and six months ended June 30, 2023 and $11.2 million and $21.9 million for the three and six months ended June 30, 2022, respectively. The decrease in stock-based compensation expense during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to lower headcount resulting from the aforementioned workforce reductions. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $104.3 million, or 7.0% of revenue, and $211.0 million, or 8.6% of revenue, for the three and six months ended June 30, 2023 and $143.7 million, or 7.1% of revenue, and $278.0 million, or 8.1% of revenue, for the three and six months ended June 30, 2022, respectively. The decrease in absolute dollars, excluding non-cash stock-based compensation expense, during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to a decrease in compensation and other personnel-related costs due to decreased headcount. Sales and marketing expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was relatively flat. The unfavorable increase in Sales and marketing expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by a decrease in revenue for the six months ended June 30, 2023 compared to the year ago period.
Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Operations and support	$83.0	$104.9	$(21.9)	(20.9%)	$164.1	$213.8	$(49.7)	(23.2%)
Percentage of revenue	5.6%	5.2%			6.7%	6.3%
Operations and support expense was $83.0 million and $164.1 million during the three and six months ended June 30, 2023, a decrease of $21.9 million, or 20.9%, and $49.7 million, or 23.2%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.1 million and $7.1 million for the three and six months ended June 30, 2023 and $4.1 million and $8.4 million for the three and six months ended June 30, 2022, respectively. The decrease in stock-based compensation expense during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to lower headcount resulting from the aforementioned workforce reductions. Operations and support expense, excluding such non-cash stock-based compensation expense, was $78.9 million, or 5.3% of revenue, and $157.0 million, or 6.4% of revenue, for the three and six months ended June 30, 2023 and $100.8 million, or 5.0% of revenue, and $205.4 million, or 6.0% of revenue, for the three and six months ended June 30, 2022, respectively. The decrease in absolute dollars, excluding such non-cash stock-based compensation expense, during the three and six months ended June 30, 2023 was primarily driven by a decrease in compensation and other personnel-related costs due to decreased headcount. The increase in Operations and support expense, excluding such non-cash stock-based compensation expense, as a percentage of revenue for the three and six months ended June 30, 2023 was primarily driven by a decrease in revenue for the three and six months ended June 30, 2023 compared to the year ago periods.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Research and development	$45.4	$107.2	$(61.8)	(57.6%)	$94.3	$215.4	$(121.1)	(56.2%)
Percentage of revenue	3.0%	5.3%			3.8%	6.3%
Research and development expense was $45.4 million and $94.3 million during the three and six months ended June 30, 2023, a decrease of $61.8 million, or 57.6%, and $121.1 million, or 56.2%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $12.6 million and $23.0 million for the three and six months ended June 30, 2023 and $18.9 million and $35.8 million for the three and six months ended June 30, 2022, respectively. The decrease in stock-based compensation expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by workforce reductions taken in connection with our restructuring activities. Research and development expense, excluding such non-cash stock-based compensation expense, was $32.8 million, or 2.2% of revenue, and $71.3 million, or 2.9% of revenue, for the three and six months ended June 30, 2023 and $88.3 million, or 4.4% of revenue, and $179.6 million, or 5.3% of revenue, for the three and six months ended June 30, 2022, respectively. The decrease in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the three and six months ended June 30, 2023 was primarily driven by lower research and development related headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
General and administrative	$34.7	$55.2	$(20.5)	(37.1%)	$69.1	$110.5	$(41.4)	(37.5%)
Percentage of revenue	2.3%	2.7%			2.8%	3.2%
General and administrative expense was $34.7 million and $69.1 million during the three and six months ended June 30, 2023, a decrease of $20.5 million, or 37.1%, and $41.4 million, or 37.5%, compared to the prior year periods, respectively. General and administrative expense includes non-cash expenses related to stock-based compensation of $13.3 million and $24.6 million for the three and six months ended June 30, 2023 and $18.6 million and $33.5 million for the three and six months ended June 30, 2022, respectively. The decrease in stock-based compensation expense for the three and six months ended June 30, 2023 as compared to the year ago periods was primarily due to decreased expense for awards resulting from decreased headcount. General and administrative expense, excluding such non-cash stock-based compensation expense, was $21.4 million, or 1.4% of revenue, and $44.5 million, or 1.8% of revenue, for the three and six months ended June 30, 2023 and $36.6 million, or 1.8% of revenue, and $77.0 million, or 2.3% of revenue, for the three and six months ended June 30, 2022, respectively. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense, during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily driven by lower headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.

Restructuring costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$15.9	$18.9	$(3.0)	(15.9%)	$26.0	$18.9	$7.1	37.6%
Percentage of revenue	1.1%	0.9%			1.1%	0.6%
Restructuring costs in the three and six months ended June 30, 2023 primarily consisted of costs associated with workforce reduction actions and lease terminations. Restructuring costs in the three and six months ended June 30, 2022 primarily consisted of costs associated with a workforce reduction plan and a wind-down of Modus Technologies, Inc., a wholly-owned title and escrow software company. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$22.3	$25.4	$(3.1)	(12.2%)	$47.2	$44.1	$3.1	7.0%
Percentage of revenue	1.5%	1.3%			1.9%	1.3%
Depreciation and amortization expense decreased by $3.1 million, or 12.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $3.1 million, or 7.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 was primarily driven by $5.3 million related to acceleration of depreciation for fixed assets, including leasehold improvements, furniture and fixtures related to office leases we have exited during the period. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information. This increase was partially offset by a decline in recent capital expenditures which impacted both the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022.
Investment income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$2.5	$0.3	$2.2	733.3%	$5.4	$0.4	$5.0	1250.0%
Investment income, net increased during the three and six months ended June 30, 2023 as a result of increased average interest rates on our short-term interest-bearing investments as compared to the year ago period.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(4.1)	$(0.7)	$(3.4)	485.7%	$(7.3)	$(1.4)	$(5.9)	421.4%
Interest expense was $4.1 million and $7.3 million for the three and six months ended June 30, 2023, respectively. The increase was primarily driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility as a result of higher balances outstanding on these credit facilities and higher average interest rates on our debt facilities.

Income tax benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$—	$1.5	$(1.5)	(100.0%)	$—	$1.4	$(1.4)	(100.0%)

For the three and six months ended June 30, 2023, Income tax benefit decreased by $1.5 million and $1.4 million when compared to the three and six months ended June 30, 2022, respectively. These decreases resulted from a reduction in current year acquisition-related activities.
Equity in loss of unconsolidated entity

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(0.7)	$(2.9)	$2.2	(75.9%)	$(2.2)	$(5.0)	$2.8	(56.0%)
During the three and six months ended June 30, 2023, Equity in losses of unconsolidated entity was $0.7 million and $2.2 million, respectively, from our mortgage joint venture, which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Transactions	54,207	66,846	90,093	114,213
Gross Transaction Value (in billions)	$56.8	$76.8	$93.4	$130.5
Average Number of Principal Agents(1)	13,633	13,204	13,574	12,999
Net loss attributable to Compass, Inc. (in millions)	$(47.8)	$(101.2)	$(198.2)	$(289.2)
Net loss attributable to Compass, Inc. margin	(3.2%)	(5.0%)	(8.1%)	(8.5%)
Adjusted EBITDA(2) (in millions)	$30.1	$4.2	$(37.0)	$(92.5)
Adjusted EBITDA margin(2)	2.0%	0.2%	(1.5%)	(2.7%)
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

Our Total Transactions for the three months ended June 30, 2023 declined to 54,207, or 18.9%, and declined as well for the six months ended June 30, 2023 to 90,093, or 21.1%, from the year ago periods. The declines for the three and six months ended June 30, 2023 were primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Gross Transaction Value for the three and six months ended June 30, 2023 was $56.8 billion and $93.4 billion, representing decreases of 26.0% and 28.4% from the year ago periods, respectively. The declines for the three and six months ended June 30, 2023 were primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Average Number of Principal Agents for the three and six months ended June 30, 2023 was 13,633 and 13,574, representing an increase of 3.2% and 4.4% from the year ago periods, respectively. During the first quarter of 2023, we began to utilize an updated methodology for tracking and reporting our agent statistics. Our Average Number of Principal Agents reported in this Quarterly Report is based on the updated methodology. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
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
The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Compass, Inc.	$(47.8)	$(101.2)	$(198.2)	$(289.2)
Adjusted to exclude the following:
Depreciation and amortization	22.3	25.4	47.2	44.1
Investment income, net	(2.5)	(0.3)	(5.4)	(0.4)
Interest expense	4.1	0.7	7.3	1.4
Stock-based compensation	39.0	59.2	83.9	123.0
Income tax benefit	—	(1.5)	—	(1.4)
Restructuring costs	15.9	18.9	26.0	18.9
Acquisition-related expenses(1)	(0.9)	3.0	2.2	11.1
Adjusted EBITDA	$30.1	$4.2	$(37.0)	$(92.5)
Net loss attributable to Compass, Inc. margin	(3.2%)	(5.0%)	(8.1%)	(8.5%)
Adjusted EBITDA margin	2.0%	0.2%	(1.5%)	(2.7%)
(1)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration. See Note 3 - "Acquisitions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was income of $30.1 million and $4.2 million during the three months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA was a loss of $37.0 million and $92.5 million during the six months ended June 30, 2023 and 2022, respectively. The increase in Adjusted EBITDA during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily a result of the impact of our workforce reductions and cost reduction initiatives outpacing the impact of a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business”.
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

	Three Months Ended June 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,224.0	$113.3	$83.0	$45.4	$34.7
Adjusted to exclude the following:
Stock-based compensation	—	(9.0)	(4.1)	(12.6)	(13.3)
Acquisition-related expenses	—	—	0.9	—	—
Non-GAAP Basis	$1,224.0	$104.3	$79.8	$32.8	$21.4

	Three Months Ended June 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,652.9	$154.9	$104.9	$107.2	$55.2
Adjusted to exclude the following:
Stock-based compensation	(6.4)	(11.2)	(4.1)	(18.9)	(18.6)
Acquisition-related expenses	—	—	(3.0)	—	—
Non-GAAP Basis	$1,646.5	$143.7	$97.8	$88.3	$36.6

	Six Months Ended June 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,014.9	$228.6	$164.1	$94.3	$69.1
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(17.6)	(7.1)	(23.0)	(24.6)
Acquisition-related expenses	—	—	(2.2)	—	—
Non-GAAP Basis	$2,003.3	$211.0	$154.8	$71.3	$44.5

	Six Months Ended June 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$2,799.3	$299.9	$213.8	$215.4	$110.5
Adjusted to exclude the following:
Stock-based compensation	(23.4)	(21.9)	(8.4)	(35.8)	(33.5)
Acquisition-related expenses	—	—	(11.1)	—	—
Non-GAAP Basis	$2,775.9	$278.0	$194.3	$179.6	$77.0
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of June 30, 2023, we had cash and cash equivalents of $335.4 million and an accumulated deficit of $2.4 billion.

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
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of June 30, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2.2)	$(120.3)
Net cash used in investing activities	(6.1)	(68.9)
Net cash (used in) provided by financing activities	(18.2)	1.4
Net decrease in cash and cash equivalents	$(26.5)	$(187.8)
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $2.2 million. The outflow was primarily due to a $197.1 million Net loss adjusted for $137.1 million of non-cash charges, partially offset by cash inflows due to changes in assets and liabilities of $57.8 million.
For the six months ended June 30, 2022, net cash used in operating activities was $120.3 million. The outflow was primarily due to a $289.4 million Net loss adjusted for $175.7 million of non-cash charges and cash outflows due to changes in assets and liabilities of $6.6 million.
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $6.1 million consisting of capital expenditures.
During the six months ended June 30, 2022, net cash used in investing activities was $68.9 million consisting of $41.4 million in capital expenditures, $15.0 million in payments for acquisitions, net of cash acquired and $12.5 million for investments in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in our mortgage joint venture that we formed in 2021.
Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $18.2 million primarily consisting of $10.3 million in taxes paid related to the net share settlement of equity awards, $10.2 million in payments related to acquisitions, including contingent consideration payments and $1.5 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $2.9 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
During the six months ended June 30, 2022, net cash provided by financing activities was $1.4 million, primarily consisting of $14.2 million in net proceeds from drawdowns and repayments on the Concierge Facility and $7.7 million in proceeds from the exercise of stock options, partially offset by $13.8 million in taxes paid related to net share settlement of equity awards and $6.7 million in payments related to acquisitions, including contingent consideration.

Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $252.5 million and $136.7 million as of June 30, 2023 and December 31, 2022, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2023 was $335.4 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Borrowings under our Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. As of June 30, 2023, we had a total outstanding balance of $30.4 million under the Concierge Facility. The interest rate on the Concierge Facility was 8.30% as of June 30, 2023. Our Revolving Credit Facility bears interest equal to a base rate plus a margin of 1.50%. As of June 30, 2023, we had a total outstanding balance of $150.0 million under the Revolving Credit Facility, which was fully repaid in July 2023. The interest rate on the Revolving Credit Facility was 8.43% as of June 30, 2023. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2023 was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The following remedial actions were taken during the six months ended June 30, 2023:
•continued enhancing our IT general controls resources, including hiring a new Chief Information Security Officer ("CISO") and a new Sr. Manager of IT Risk & Compliance;
•added an internal controls testing team under the leadership of the Vice President of Internal Audit; and
•performed various trainings for control owners in preparation for 2023 SOX procedures.
The following are the remaining remedial actions that management plans to undertake during remainder of 2023:
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
•ensure controls are in place to address segregation of duties risks that could present a reasonable possibility of material misstatements; and
•ensure that sufficient evidence of operating effectiveness is consistently demonstrated and maintained for key business process controls.

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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From April 1, 2023 through June 30, 2023, we offered, sold and issued the following unregistered securities:
(1) as previously disclosed in Form 4s filed with the Securities and Exchange Commission, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 240,592 shares of Class A common stock for an equivalent number of shares of Class C common stock pursuant to an Equity Exchange Right Agreement on April 4, 2023, May 2, 2023 and June 5, 2023.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On May 12, 2023, Gregory Hart, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 606,034 shares of the Company’s common stock until July 2, 2024.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1
Amendment No. 1 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 4, 2023
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

COMPASS, INC.

Date: August 8, 2023	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i