Form 10-Q
period 2023-09-30
Compass, Inc.
filed 2023-11-07
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, there were 483,044,464 shares of the registrant’s common stock outstanding.

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
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, Robert Reffkin’s X (formerly Twitter) feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and all other streaming tools. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations page on our website under the heading “Governance.”
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
•our ability to continuously innovate, improve and expand our platform, including tools and features integrating machine learning and artificial intelligence, or AI;
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
•ongoing regulatory and/or private plaintiff litigation activities related to antitrust matters;
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
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2023, which we refer to as our 2022 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2022 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$220.0	$361.9
Accounts receivable, net of allowance of $9.8 and $9.0, respectively	41.0	36.6
Compass Concierge receivables, net of allowance of $13.5 and $14.7, respectively	34.3	42.9
Other current assets	62.5	76.5
Total current assets	357.8	517.9
Property and equipment, net	161.7	192.5
Operating lease right-of-use assets	421.4	483.2
Intangible assets, net	86.1	99.3
Goodwill	208.8	198.4
Other non-current assets	27.8	41.8
Total assets	$1,263.6	$1,533.1
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22.6	$28.1
Commissions payable	77.1	48.0
Accrued expenses and other current liabilities	105.8	164.9
Current lease liabilities	104.2	94.6
Concierge credit facility	27.9	31.9
Revolving credit facility	—	150.0
Total current liabilities	337.6	517.5
Non-current lease liabilities	426.1	486.5
Other non-current liabilities	22.5	8.4
Total liabilities	786.2	1,012.4
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at September 30, 2023 and December 31, 2022; 477,843,818 shares issued and outstanding at September 30, 2023; 438,098,194 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	2,908.1	2,713.6
Accumulated deficit	(2,434.1)	(2,196.5)
Total Compass, Inc. stockholders’ equity	474.0	517.1
Non-controlling interest	3.4	3.6
Total stockholders' equity	477.4	520.7
Total liabilities and stockholders’ equity	$1,263.6	$1,533.1
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,337.4	$1,493.7	$3,788.6	$4,910.8
Operating expenses:
Commissions and other related expense	1,096.2	1,218.0	3,111.1	4,017.3
Sales and marketing	103.9	144.4	332.5	444.3
Operations and support	83.2	95.1	247.3	308.9
Research and development	45.8	81.5	140.1	296.9
General and administrative	24.2	56.5	93.3	167.0
Restructuring costs	1.7	29.0	27.7	47.9
Depreciation and amortization	21.3	21.0	68.5	65.1
Total operating expenses	1,376.3	1,645.5	4,020.5	5,347.4
Loss from operations	(38.9)	(151.8)	(231.9)	(436.6)
Investment income, net	1.5	1.1	6.9	1.5
Interest expense	(1.9)	(0.9)	(9.2)	(2.3)
Loss before income taxes and equity in loss of unconsolidated entity	(39.3)	(151.6)	(234.2)	(437.4)
Income tax benefit	0.5	—	0.5	1.4
Equity in loss of unconsolidated entity	(0.4)	(2.5)	(2.6)	(7.5)
Net loss	(39.2)	(154.1)	(236.3)	(443.5)
Net (income) loss attributable to non-controlling interests	(0.2)	(0.1)	(1.3)	0.1
Net loss attributable to Compass, Inc.	$(39.4)	$(154.2)	$(237.6)	$(443.4)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.08)	$(0.36)	$(0.52)	$(1.04)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	470,945,736	432,459,739	460,730,792	425,338,530
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended September 30, 2023:
Balances at June 30, 2023	462,987,617	$—	$2,842.3	$(2,394.7)	$447.6	$4.1	$451.7
Net loss	—	—	—	(39.4)	(39.4)	0.2	(39.2)
Issuance of common stock in connection with acquisitions	637,406	—	2.4	—	2.4	—	2.4
Issuance of common stock upon exercise of stock options	648,062	—	1.3	—	1.3	—	1.3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,221,908	—	(7.6)	—	(7.6)	—	(7.6)
Issuance of common stock under the Employee Stock Purchase Plan	390,915	—	1.1	—	1.1	—	1.1
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	38.6	—	38.6	—	38.6
Other activity related to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Balances at September 30, 2023	477,843,818	$—	$2,908.1	$(2,434.1)	$474.0	$3.4	$477.4
For the three months ended September 30, 2022:
Balances at June 30, 2022	429,957,017	$—	$2,636.4	$(1,884.2)	$752.2	$3.6	$755.8
Net loss	—	—	—	(154.2)	(154.2)	0.1	(154.1)
Issuance of common stock in connection with acquisitions	211,400	—	1.2	—	1.2	—	1.2
Issuance of common stock upon exercise of stock options	417,056	—	0.9	—	0.9	—	0.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	2,904,225	—	(5.7)	—	(5.7)	—	(5.7)
Vesting of early exercised stock options	—	—	3.1	—	3.1	—	3.1
Issuance of common stock under the Employee Stock Purchase Plan	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	38.1	—	38.1	—	38.1
Balances at September 30, 2022	434,068,619	$—	$2,676.3	$(2,038.4)	$637.9	$3.7	$641.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2023:
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(237.6)	(237.6)	1.3	(236.3)
Issuance of common stock in connection with acquisitions	3,215,610	—	10.6	—	10.6	—	10.6
Issuance of common stock upon exercise of stock options	2,745,170	—	4.2	—	4.2	—	4.2
Issuance of common stock upon settlement of RSUs, net of taxes withheld	9,919,619	—	(17.9)	—	(17.9)	—	(17.9)
Vesting of early exercised stock options	—	—	0.4	—	0.4	—	0.4
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the Employee Stock Purchase Plan	759,835	—	2.5	—	2.5	—	2.5
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	111.4	—	111.4	—	111.4
Other activity related to non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Balances at September 30, 2023	477,843,818	$—	$2,908.1	$(2,434.1)	$474.0	$3.4	$477.4
For the nine months ended September 30, 2022:
Balances at December 31, 2021	409,267,751	$—	$2438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	(443.4)	(443.4)	(0.1)	(443.5)
Issuance of common stock in connection with acquisitions	335,252	—	2.0	—	2.0	—	2.0
Issuance of common stock upon exercise of stock options	3,949,244	—	8.6	—	8.6	—	8.6
Issuance of common stock upon settlement of RSUs, net of taxes withheld	6,328,555	—	(19.5)	—	(19.5)	—	(19.5)
Vesting of early exercised stock options	—	—	5.3	—	5.3	—	5.3
Issuance of common stock in connection with the 2021 Agent Equity Program	13,608,896	—	100.0	—	100.0	—	100.0
Issuance of common stock under the Employee Stock Purchase Plan	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	138.8	—	138.8	—	138.8
Balances at September 30, 2022	434,068,619	$—	$2,676.3	$(2,038.4)	$637.9	$3.7	$641.6
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(236.3)	$(443.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68.5	65.1
Stock-based compensation	121.9	173.1
Equity in loss of unconsolidated entity	2.6	7.5
Change in acquisition related contingent consideration	1.1	(1.9)
Bad debt expense	4.6	5.2
Amortization of debt issuance costs	0.6	0.7
Changes in operating assets and liabilities:
Accounts receivable	(8.3)	11.1
Compass Concierge receivables	7.9	(29.1)
Other current assets	13.6	1.8
Other non-current assets	11.5	1.9
Operating lease right-of-use assets and operating lease liabilities	7.6	5.8
Accounts payable	(5.8)	5.9
Commissions payable	29.0	2.2
Accrued expenses and other liabilities	(5.7)	20.3
Net cash provided by (used in) operating activities	12.8	(173.9)
Investing Activities
Investment in unconsolidated entity	—	(15.0)
Capital expenditures	(8.9)	(56.9)
Cash acquired, net of payments for acquisitions	0.7	(15.0)
Net cash used in investing activities	(8.2)	(86.9)
Financing Activities
Proceeds from exercise of stock options	4.2	8.6
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2.5	2.3
Taxes paid related to net share settlement of equity awards	(17.9)	(19.5)
Proceeds from drawdowns on Concierge credit facility	44.7	47.0
Repayments of drawdowns on Concierge credit facility	(48.7)	(26.7)
Proceeds from drawdowns on Revolving credit facility	75.0	—
Repayments of drawdowns on Revolving credit facility	(225.0)	—
Proceeds from issuance of common stock in connection with the Strategic Transaction	32.3	—
Payments related to acquisitions, including contingent consideration	(12.1)	(13.9)
Other	(1.5)	(0.4)
Net cash used in financing activities	(146.5)	(2.6)
Net decrease in cash and cash equivalents	(141.9)	(263.4)
Cash and cash equivalents at beginning of period	361.9	618.3
Cash and cash equivalents at end of period	$220.0	$354.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$8.0	$1.5
Supplemental non-cash information:
Issuance of common stock for acquisitions	$10.6	$2.0
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
During the year ended December 31, 2022 and the nine months ended September 30, 2023, the Company enacted various restructuring actions designed to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. As the residential real estate market and related transaction volumes may remain challenging for the fourth quarter of 2023 and throughout 2024, operating losses and negative cash flows from operations will continue for certain quarterly periods in the foreseeable future. The Company will continue to assess the impact that changing macroeconomic factors and the slowdown of the U.S. residential real estate market, as well as other factors such as litigation risks, will have on its business and may need to adjust its operations, including further operating expense reductions, as necessary. There is no assurance that the Company will be successful in further adjusting its operating expenses to align to the changing real estate market conditions.
As of September 30, 2023 and December 31, 2022, the Company held cash and cash equivalents of approximately $220.0 million and $361.9 million, respectively. Additionally, the Company has a Revolving Credit Facility that matures in March 2026, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of September 30, 2023, the Company had $303.4 million available to be drawn under the Revolving Credit Facility. Further, the Company is in compliance with each of the financial and non-financial covenants. See Note 5 — "Debt" for further details. The Company's operating cash flows vary depending on the seasonality of the real estate business. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for at least the next twelve months and beyond.
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
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
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
3.    Acquisitions
During the nine months ended September 30, 2023, the Company completed the acquisition of 100% of the ownership interests in two residential real estate brokerages and acquired the assets of a smaller residential real estate brokerage. The purpose of these acquisitions was to expand the Company’s existing brokerage business in key domestic markets. The Company has accounted for these acquisitions as business combinations.
The consideration for the acquisition completed during the three months ended March 31, 2023 is comprised of contingent consideration payable in the form of the Company's Class A common stock and cash at various payment dates through 2033 dependent on the future performance of the acquired business. At the time of acquisition, the purchase price was estimated to be $8.8 million and was calculated at net present value using a variety of inputs and assumptions, the most significant of which were the forecasted future results of the acquired business. The consideration for the acquisitions completed during the three months ended September 30, 2023 is comprised of $0.4 million of cash, net of cash acquired, $6.8 million in the Company's Class A common stock and up to $4.0 million of additional Class A common stock that may be paid contingent on certain earnings-based targets being met through 2027. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheet.
For the nine months ended September 30, 2023, the fair value of the assets acquired and the liabilities assumed, related to the 2023 acquisitions, primarily resulted in the recognition of: $10.8 million of customer relationships; $5.1 million of other current and non-current assets; and $6.1 million of other current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $10.2 million. The acquired customer relationships are being amortized over the estimated useful lives of approximately 5 years.
Approximately $0.6 million of the goodwill recorded during the nine months ended September 30, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $9.0 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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
Pro forma revenue and earnings for this acquisition have not been presented because the acquisitions are not material to the Company’s consolidated revenue and results of operations.

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. Approximately $1.6 million of the obligations as of September 30, 2023 are fixed in value. As of September 30, 2023, the undiscounted estimated payment under these arrangements was $34.2 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Opening balance	$17.6	$21.7	$14.0	$24.4
Acquisitions	4.0	—	12.8	3.6
Payments	(3.3)	(4.6)	(9.1)	(10.6)
Changes in fair value included in net loss	0.5	(1.6)	1.1	(1.9)
Closing balance	$18.8	$15.5	$18.8	$15.5
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of September 30, 2023, the Company expects to pay up to an additional $4.5 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended September 30, 2023 and 2022, the Company recognized expense of $0.1 million and $3.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized expense of $2.1 million and $14.6 million, respectively, within Operations and support in the condensed consolidated statements of operations related to these arrangements.
During the nine months ended September 30, 2023, certain acquisition-related compensation arrangements and holdbacks were settled in the form of Class A common stock. In connection with these settlements, the Company issued 2.7 million shares of Class A common stock.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $220.0 million and $361.9 million as of September 30, 2023 and December 31, 2022, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $18.8 million and $14.0 million as of September 30, 2023 and December 31, 2022, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and nine months ended September 30, 2023 and 2022. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$5.1	$10.0
Other non-current liabilities	13.7	4.0
Total contingent consideration	$18.8	$14.0
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the Concierge Facility was 8.90% as of September 30, 2023. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of September 30, 2023, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30,

2023, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $46.6 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of September 30, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Don Gibson, Lauren Criss, and John Meiners v. National Association of Realtors, Compass, Inc., eXp World Holdings, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hanna Real Estate Services, and Douglas Elliman, Inc.

On October 31, 2023, counsel for Don Gibson, Lauren Criss, and John Meiners filed a putative class action complaint against the Company, the National Association of Realtors, eXp World Holdings, Inc., Redfin Corporation, Weichert Realtors, United Real Estate, Howard Hanna Real Estate, and Douglas Elliman, Inc. (collectively, "Gibson Defendants") in the United States District Court for the Western District of Missouri (the "Gibson Lawsuit"). The complaint alleges that Gibson Defendants engaged in a continuing contract, combination, or conspiracy to unreasonable restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The Company plans to vigorously defend itself against all claims.

Mya Batton, Aaron Bolton, Michael Brace, Do Yeon Irene Kim, Anna James, James Mullis, and Theodore Bisbicos v. Compass, Inc., eXp World Holdings, Inc., Redfin Corporation, Weichert Realtors, United Real Estate Group, Howard Hanna Real Estate Services, and Douglas Elliman, Inc.

On November 2, 2023, counsel for Mya Batton, Aaron Bolton, Michael Brace, Do Yeon Irene Kim, Anna James, James Mullis, and Theodore Bisbicos filed a putative class action against the Company, eXp World Holdings, Inc., Redfin Corporation, Weichert Realtors, United Real Estate Group, Howard Hanna Real Estate Services, and Douglas Elliman, Inc. (collectively, “Batton Defendants”) in the United States District Court for the Northern District of Illinois (together with the “Gibson Lawsuit,” the “Antitrust Lawsuits”). The complaint alleges that the Batton Defendants entered into a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of

Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law antitrust statutes, violated state consumer protection statutes, and were unjustly enriched by industry rules that set the manner by which buyer’s brokers are compensated. The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The Company plans to vigorously defend itself against all claims.

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2023 and December 31, 2022, the Company was contingently liable for $54.4 million and $48.0 million, respectively, under these letters of credit. As of September 30, 2023, $46.6 million and $7.8 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit were collateralized by the Revolving Credit Facility and cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $153.5 million and $136.7 million as of September 30, 2023 and December 31, 2022, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of September 30, 2023 and December 31, 2022, there are no shares of the Company’s preferred stock issued and outstanding.
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
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12.5 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 100 million shares of Class C common stock. Shares of each class of common stock have a par value of $0.00001.
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	458,904,462	458,904,462
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,939,356	18,939,356
Total	13,850,000,000	477,843,818	477,843,818

	December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	419,842,991	419,842,991
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,255,203	18,255,203
Total	13,850,000,000	438,098,194	438,098,194
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
Strategic Transaction
In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the "Strategic Transaction") under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment is dependent on a volume-weighted stock price target for the Company's Class A common stock and is payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered). As of September 30, 2023, the Company has estimated a liability of $2.3 million in connection with this contingent arrangement and has included the amount in the Accrued expenses and other current liabilities line of its condensed consolidated balance sheet.
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2023, the shares available for future grants were increased by an additional 21.9 million shares as a result of the annual increase provision described above. As of September 30, 2023, there were 33.7 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2023, the authorized shares increased by 4.2 million shares as a result of the annual increase provision described above. As of September 30, 2023, 14.1 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the nine months ended September 30, 2023, the Company issued 0.8 million shares of Class A common stock under the ESPP.
The Company recognized $0.4 million and $1.0 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.7 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, $0.4 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2022	46,694,237	$5.44	5.9	$8.5
Granted	220,680	3.86
Exercised	(2,745,170)	1.51
Forfeited	(2,729,899)	6.76
Balance as of September 30, 2023	41,439,848	$5.60	5.4	$10.9
Exercisable and vested at September 30, 2023	35,211,540	$5.12	5.1	$10.9
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $2.90 and $2.33 as of September 30, 2023 and December 31, 2022, respectively.
During the nine months ended September 30, 2023 and 2022, the intrinsic value of options exercised was $5.9 million and $20.1 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	47,189,837	$7.10
Granted	36,924,173	3.41
Vested and converted to common stock (1)	(29,399,902)	4.90
Forfeited	(6,232,581)	7.49
Balance as of September 30, 2023	48,481,527	$5.57

(1)During the nine months ended September 30, 2023, the Company net settled all RSUs through which it issued an aggregate of 29.4 million shares of Class A common stock and withheld an aggregate of 5.3 million shares of Class A common stock to satisfy $17.9 million of tax withholding obligations on behalf of the Company’s employees.
Included in the table above are 17.2 million RSUs that only vest upon the satisfaction of both (i) a service-based vesting condition and (ii) the achievement of performance-based vesting conditions that remain outstanding as of September 30, 2023. The performance-based vesting conditions provide that 12.5% of the shares subject to the RSUs will vest subject to the achievement of a market price per share of $23.14 of the Company's Class A common stock. An additional 12.5% of the shares subject to the RSUs will vest upon the achievement of a market price per share of the Company's Class A common stock at each of 200%, 250%, 300%, 350%, 400%, 450% and 500% of the reference price.
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
In connection with the 2022 Agent Equity Program, the Company recognized a total of $53.3 million in stock-based compensation expense of which $41.7 million was recognized during the year ended December 31, 2022 and $11.6 million was recognized during the nine months ended September 30, 2023. In January 2023, the Company granted 14.1 million RSUs, which immediately vested and converted to Class A common stock in connection with the 2022 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $53.3 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commissions and other related expense	$—	$12.7	$11.6	$36.1
Sales and marketing	8.8	10.8	26.4	32.7
Operations and support	4.5	3.9	11.6	12.3
Research and development	11.4	9.4	34.4	45.2
General and administrative	13.3	13.3	37.9	46.8
Total stock-based compensation expense	$38.0	$50.1	$121.9	$173.1
As of September 30, 2023, unrecognized stock-based compensation expense totaled $202.4 million and is expected to be recognized over a weighted-average period of 2.1 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes

The Company recognized $0.5 million of income tax benefit for the three and nine months ended September 30, 2023. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from an acquisition netted with state income tax expense. Additionally, the Company incurred current tax expense from its operations in India, which was offset by a deferred tax benefit for future alternative minimum tax credits.

The Company recognized no benefit from income taxes for the three months ended September 30, 2022 and a benefit of $1.4 million for the nine months ended September 30, 2022.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended September 30, 2023 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Compass, Inc.	$(39.4)	$(154.2)	$(237.6)	$(443.4)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	470,945,736	432,459,739	460,730,792	425,338,530
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.08)	$(0.36)	$(0.52)	$(1.04)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	41,439,848	47,553,271	41,439,848	47,553,271
Outstanding RSUs	48,481,527	46,357,027	48,481,527	46,357,027
Shares subject to the Employee Stock Purchase Plan	685,943	733,515	685,943	733,515
Unvested early exercised stock options	29,070	135,360	29,070	135,360
Unvested common stock	—	156,252	—	156,252
Contingent common stock to be issued in connection with the Strategic Transaction	1,791,802	—	1,791,802	—
Total	92,428,190	94,935,425	92,428,190	94,935,425
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of September 30, 2023 and December 31, 2022, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 98%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass

Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and nine months ended September 30, 2023 (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning of period	$14.2	$14.7
Allowances	0.2	0.7
Net write-offs and other	(0.9)	(1.9)
End of period	$13.5	$13.5
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of September 30, 2023 (in millions):

September 30, 2023
Current	$38.3
31-90 days past due	2.7
Over 90 days past due	6.8
Total	$47.8
12.    Restructuring Activities
During the year ended December 31, 2022, the Company enacted certain workforce reductions, wound down Modus and terminated certain of its operating leases. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third-party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned slow down in new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
During the three months ended March 31, 2023, the Company implemented a further workforce reduction. During the nine months ended September 30, 2023, the Company took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. For the three and nine months ended September 30, 2023, the Company incurred restructuring costs of $1.7 million and $27.7 million, respectively, in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles were eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges of approximately $5.3 million during the nine months ended September 30, 2023, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2023 (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Severance related personnel costs	$—	$8.9
Lease termination costs	1.7	18.8
Write-down of fixed assets	—	5.3
Total expense	$1.7	$33.0
The total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2023 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Restructuring costs	$1.7	$27.7
Depreciation and amortization	—	5.3
Total expense	$1.7	$33.0
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of September 30, 2023 (in millions):

Payment Due by Period
Remaining 2023	$4.4
2024	14.7
2025	6.9
2026	2.8
Thereafter	2.0
Total	$30.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022 included in the 2022 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, "Risk Factors" in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2023.
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
Update Related to the Restructuring Activities
During the year ended December 31, 2022, we enacted certain workforce reductions, wound down Modus and terminated certain of our operating leases. The workforce reductions were part of a broader plan by us to take meaningful actions to improve the alignment between our organizational structure and long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the aforementioned workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third-party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned slow down in new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
During the three months ended March 31, 2023, we implemented a further workforce reduction. During the nine months ended September 30, 2023, we took actions to reduce our occupancy costs, the most significant being the scaling down of our New York administrative office. For the three and nine months ended September 30, 2023, we incurred restructuring costs of $1.7 million and $27.7 million, respectively, in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles are being eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. We incurred additional non-cash charges of approximately $5.3 million for the nine months ended September 30, 2023, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
Operational Highlights for the Three Months Ended September 30, 2023
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 29,000 agents on our platform as of September 30, 2023. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended September 30, 2023, the Average Number of Principal Agents1 was 14,055, an increase of 511, or 3.8%, from the three months ended September 30, 2022. The principal agent additions came in both new and existing markets.
During the three months ended September 30, 2023, our agents closed 48,134 Total Transactions, a decrease of 11.9% when compared to the three months ended September 30, 2022. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “Impact of
1 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business” for more details surrounding these macroeconomic conditions.
Our Gross Transaction Value for the three months ended September 30, 2023 was $50.9 billion, a decrease of 11.2% when compared to the three months ended September 30, 2022. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic factors.
For the three months ended September 30, 2023, our Gross Transaction Value represented 4.4% of residential real estate transacted in the U.S., compared to 4.6% for the three months ended June 30, 2023 and 4.2% for the three months ended September 30, 2022. We calculate our national market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

Seasonality and Cyclicality

The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth during the year ended December 31, 2021 and the impact of changes in macroeconomic conditions experienced during the year ended December 31, 2022 and the nine months ended September 30, 2023.
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
Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business
Throughout 2022 and through the third quarter of 2023, a number of macroeconomic conditions contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the year ended December 31, 2022 and the nine months ended September 30, 2023. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 5.25% through November 2023 with possible further increases through the rest of the year. These conditions have contributed toward slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in the fourth quarter of 2023 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in millions, except percentages)
Revenue	$1,337.4	100.0%	$1,493.7	100.0%	$3,788.6	100.0%	$4,910.8	100.0%
Operating expenses:
Commissions and other related expense (1)	1,096.2	82.0	1,218.0	81.5	3,111.1	82.1	4,017.3	81.8
Sales and marketing (1)	103.9	7.8	144.4	9.7	332.5	8.8	444.3	9.0
Operations and support (1)	83.2	6.2	95.1	6.4	247.3	6.5	308.9	6.3
Research and development (1)	45.8	3.4	81.5	5.5	140.1	3.7	296.9	6.0
General and administrative (1)	24.2	1.8	56.5	3.8	93.3	2.5	167.0	3.4
Restructuring costs	1.7	0.1	29.0	1.9	27.7	0.7	47.9	1.0
Depreciation and amortization	21.3	1.6	21.0	1.4	68.5	1.8	65.1	1.3
Total operating expenses	1,376.3	102.9	1,645.5	110.2	4,020.5	106.1	5,347.4	108.9
Loss from operations	(38.9)	(2.9)	(151.8)	(10.2)	(231.9)	(6.1)	(436.6)	(8.9)
Investment income, net	1.5	0.1	1.1	0.1	6.9	0.2	1.5	—
Interest expense	(1.9)	(0.1)	(0.9)	(0.1)	(9.2)	(0.2)	(2.3)	—
Loss before income taxes and equity in loss of unconsolidated entity	(39.3)	(2.9)	(151.6)	(10.1)	(234.2)	(6.2)	(437.4)	(8.9)
Income tax benefit	0.5	—	—	—	0.5	—	1.4	—
Equity in loss of unconsolidated entity	(0.4)	—	(2.5)	(0.2)	(2.6)	(0.1)	(7.5)	(0.2)
Net loss	(39.2)	(2.9)	(154.1)	(10.3)	(236.3)	(6.2)	(443.5)	(9.0)
Net (income) loss attributable to non-controlling interests	(0.2)	—	(0.1)	—	(1.3)	—	0.1	—
Net loss attributable to Compass, Inc.	$(39.4)	(2.9%)	$(154.2)	(10.3%)	$(237.6)	(6.3%)	$(443.4)	(9.0%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commissions and other related expense	$—	$12.7	$11.6	$36.1
Sales and marketing	8.8	10.8	26.4	32.7
Operations and support	4.5	3.9	11.6	12.3
Research and development	11.4	9.4	34.4	45.2
General and administrative	13.3	13.3	37.9	46.8
Total stock-based compensation expense	$38.0	$50.1	$121.9	$173.1

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,337.4	$1,493.7	$(156.3)	(10.5%)	$3,788.6	$4,910.8	$(1,122.2)	(22.9%)
Revenue was $1,337.4 million and $3,788.6 million during the three and nine months ended September 30, 2023, a decrease of $156.3 million, or 10.5%, and $1,122.2 million, or 22.9%, compared to the prior year periods, respectively. The decrease for the three and nine months ended September 30, 2023 was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market and a lower volume of transactions, partially offset by an increase in the number of agents that joined our platform during 2022 and 2023. The Average Number of Principal Agents2 for the three and nine months ended September 30, 2023 grew to 14,055 and 13,734, an increase of 3.8% and 4.2% from the year ago periods.
Operating Expenses
Commissions and other related expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,096.2	$1,218.0	$(121.8)	(10.0%)	$3,111.1	$4,017.3	$(906.2)	(22.6%)
Percentage of revenue	82.0%	81.5%			82.1%	81.8%
Commissions and other related expense was $1,096.2 million and $3,111.1 million during the three and nine months ended September 30, 2023, a decrease of $121.8 million, or 10.0%, and $906.2 million, or 22.6%, compared to the prior year periods, respectively. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the nine months ended September 30, 2023 and $12.7 million and $36.1 million for the three and nine months ended September 30, 2022, respectively. The decline in stock-based compensation expense for the three and nine months ended September 30, 2023 when compared to the prior year periods was due the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $1,096.2 million, or 82.0% of revenue, and $3,099.5 million, or 81.8% of revenue, for the three and nine months ended September 30, 2023 and $1,205.3 million, or 80.7% of revenue, and $3,981.2 million, or 81.1% of revenue, for the three and nine months ended September 30, 2022, respectively. The decrease in absolute dollars of Commission and other related expense, excluding non-cash stock-based compensation, for the three and nine months ended September 30, 2023 when compared to the prior year periods was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The unfavorable increase in Commissions and other related expense, excluding non-cash stock-based compensation expense, expressed as a percentage of revenue in the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, was due to there being no Agent Equity Program contributions in the current year periods as the Agent Equity Program was discontinued for 2023. Excluding the impact of $11.6 million and $39.7 million in Agent Equity Program contributions made during the three and nine months ended September 30, 2022, respectively, Commissions and other related expense for the three and nine months ended September 30, 2023 declined by 50 basis points and improved by 7 basis points, respectively, when compared to the year ago periods.
2 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the updated methodology.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$103.9	$144.4	$(40.5)	(28.0%)	$332.5	$444.3	$(111.8)	(25.2%)
Percentage of revenue	7.8%	9.7%			8.8%	9.0%
Sales and marketing expense was $103.9 million and $332.5 million during the three and nine months ended September 30, 2023, a decrease of $40.5 million, or 28.0%, and $111.8 million, or 25.2%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $8.8 million and $26.4 million for the three and nine months ended September 30, 2023 and $10.8 million and $32.7 million for the three and nine months ended September 30, 2022, respectively. The decrease in stock-based compensation expense during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to lower headcount resulting from the aforementioned workforce reductions. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $95.1 million, or 7.1% of revenue, and $306.1 million, or 8.1% of revenue, for the three and nine months ended September 30, 2023 and $133.6 million, or 8.9% of revenue, and $411.6 million, or 8.4% of revenue, for the three and nine months ended September 30, 2022, respectively. The decrease in absolute dollars and as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to a decrease in agent marketing and advertising and compensation and other personnel-related costs due to decreased headcount.
Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Operations and support	$83.2	$95.1	$(11.9)	(12.5%)	$247.3	$308.9	$(61.6)	(19.9%)
Percentage of revenue	6.2%	6.4%			6.5%	6.3%
Operations and support expense was $83.2 million and $247.3 million during the three and nine months ended September 30, 2023, a decrease of $11.9 million, or 12.5%, and $61.6 million, or 19.9%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.5 million and $11.6 million for the three and nine months ended September 30, 2023 and $3.9 million and $12.3 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was relatively flat. The decrease in stock-based compensation expense during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to lower headcount resulting from the aforementioned workforce reductions. Operations and support expense, excluding such non-cash stock-based compensation expense, was $78.7 million, or 5.9% of revenue, and $235.7 million, or 6.2% of revenue, for the three and nine months ended September 30, 2023 and $91.2 million, or 6.1% of revenue, and $296.6 million, or 6.0% of revenue, for the three and nine months ended September 30, 2022, respectively. The decrease in absolute dollars, excluding such non-cash stock-based compensation expense, during the three and nine months ended September 30, 2023 was primarily driven by a decrease in compensation and other personnel-related costs due to decreased headcount. As a percentage of revenue, Operations and support expense, excluding such non-cash stock-based compensation expense, for the three and nine months ended September 30, 2023 was relatively flat when compared to the year ago periods.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Research and development	$45.8	$81.5	$(35.7)	(43.8%)	$140.1	$296.9	$(156.8)	(52.8%)
Percentage of revenue	3.4%	5.5%			3.7%	6.0%
Research and development expense was $45.8 million and $140.1 million during the three and nine months ended September 30, 2023, a decrease of $35.7 million, or 43.8%, and $156.8 million, or 52.8%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $11.4 million and $34.4 million for the three and nine months ended September 30, 2023 and $9.4 million and $45.2 million for the three and nine months ended September 30, 2022, respectively. The increase in stock-based compensation expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by forfeitures incurred due to the workforce reductions taken in connection with our restructuring activities in the prior year with no comparable activity in the current year. The decrease in stock-based compensation expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by workforce reductions taken in connection with our restructuring activities. Research and development expense, excluding such non-cash stock-based compensation expense, was $34.4 million, or 2.6% of revenue, and $105.7 million, or 2.8% of revenue, for the three and nine months ended September 30, 2023 and $72.1 million, or 4.8% of revenue, and $251.7 million, or 5.1% of revenue, for the three and nine months ended September 30, 2022, respectively. The decrease in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the three and nine months ended September 30, 2023 was primarily driven by lower research and development related headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
General and administrative	$24.2	$56.5	$(32.3)	(57.2%)	$93.3	$167.0	$(73.7)	(44.1%)
Percentage of revenue	1.8%	3.8%			2.5%	3.4%
General and administrative expense was $24.2 million and $93.3 million during the three and nine months ended September 30, 2023, a decrease of $32.3 million, or 57.2%, and $73.7 million, or 44.1%, compared to the prior year periods, respectively. General and administrative expense includes a charge of $10.5 million in connection with the Realogy Holdings Corp. matter (the "Litigation Matter") for the three and nine months ended September 30, 2022. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $13.3 million and $37.9 million for the three and nine months ended September 30, 2023 and $13.3 million and $46.8 million for the three and nine months ended September 30, 2022, respectively. The decrease in stock-based compensation expense for the nine months ended September 30, 2023 as compared to the year ago periods was primarily due to decreased expense for awards resulting from decreased headcount. General and administrative expense, excluding such non-cash stock-based compensation expense and the Litigation Matter, was $10.9 million, or 0.8% of revenue, and $55.4 million, or 1.5% of revenue, for the three and nine months ended September 30, 2023 and $32.7 million, or 2.2% of revenue, and $109.7 million, or 2.2% of revenue, for the three and nine months ended September 30, 2022, respectively. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense and the Litigation Matter, during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily driven by lower headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives. In addition, during the three months ended September 30, 2023, General and administrative expense includes a benefit of $7.2 million for tax refunds resulting from a change in estimates for certain state taxes paid in prior years. Due to this change, these state taxes will now be included in the Income tax benefit line of our condensed consolidated statements of operations.

Restructuring costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$1.7	$29.0	$(27.3)	(94.1%)	$27.7	$47.9	$(20.2)	(42.2%)
Percentage of revenue	0.1%	1.9%			0.7%	1.0%
Restructuring costs in the three and nine months ended September 30, 2023 primarily consisted of costs associated with workforce reduction actions and lease terminations. Restructuring costs in the three and nine months ended September 30, 2022 primarily consisted of costs associated with a workforce reduction plan and a wind-down of Modus Technologies, Inc., a wholly-owned title and escrow software company. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$21.3	$21.0	$0.3	1.4%	$68.5	$65.1	$3.4	5.2%
Percentage of revenue	1.6%	1.4%			1.8%	1.3%
Depreciation and amortization expense increased by $0.3 million, or 1.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and increased $3.4 million, or 5.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was primarily driven by $5.3 million related to acceleration of depreciation for fixed assets, including leasehold improvements, furniture and fixtures related to office leases we have exited during the period. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information. This increase was partially offset by a decline in recent capital expenditures which impacted the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.
Investment income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.5	$1.1	$0.4	36.4%	$6.9	$1.5	$5.4	360.0%
Investment income, net increased during the three and nine months ended September 30, 2023 as a result of increased average interest rates on our short-term interest-bearing investments as compared to the year ago period.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(1.9)	$(0.9)	$(1.0)	111.1%	$(9.2)	$(2.3)	$(6.9)	300.0%
Interest expense was $1.9 million and $9.2 million for the three and nine months ended September 30, 2023, respectively. The increase was primarily driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility as a result of higher balances outstanding on these credit facilities and higher average interest rates on our debt facilities.

Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$0.5	$—	$0.5	100.0%	$0.5	$1.4	$(0.9)	(64.3%)

For the three and nine months ended September 30, 2023, Income tax benefit increased by $0.5 million and decreased by $0.9 million when compared to the three and nine months ended September 30, 2022, respectively. The changes resulted from partial reductions in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions netted with state income tax expense.
Equity in loss of unconsolidated entity

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(0.4)	$(2.5)	$2.1	84.0%	$(2.6)	$(7.5)	$4.9	65.3%
During the three and nine months ended September 30, 2023, Equity in losses of unconsolidated entity was $0.4 million and $2.6 million, respectively, from our mortgage joint venture, which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Transactions	48,134	54,606	138,227	168,819
Gross Transaction Value (in billions)	$50.9	$57.3	$144.3	$187.8
Average Number of Principal Agents(1)	14,055	13,544	13,734	13,181
Net loss attributable to Compass, Inc. (in millions)	$(39.4)	$(154.2)	$(237.6)	$(443.4)
Net loss attributable to Compass, Inc. margin	(2.9%)	(10.3%)	(6.3%)	(9.0%)
Adjusted EBITDA(2) (in millions)	$21.8	$(42.2)	$(15.2)	$(134.7)
Adjusted EBITDA margin(2)	1.6%	(2.8%)	(0.4%)	(2.7%)
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

Our Total Transactions for the three months ended September 30, 2023 declined to 48,134, or 11.9%, and declined as well for the nine months ended September 30, 2023 to 138,227, or 18.1%, from the year ago periods. The declines for the three and nine months ended September 30, 2023 were primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Gross Transaction Value for the three and nine months ended September 30, 2023 was $50.9 billion and $144.3 billion, representing decreases of 11.2% and 23.2% from the year ago periods, respectively. The declines for the three and nine months ended September 30, 2023 were primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market.
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
Our Average Number of Principal Agents for the three and nine months ended September 30, 2023 was 14,055 and 13,734, representing an increase of 3.8% and 4.2% from the year ago periods, respectively. During the first quarter of 2023, we began to utilize an updated methodology for tracking and reporting our agent statistics. Our Average Number of Principal Agents reported in this Quarterly Report is based on the updated methodology. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and other forms of acquisition consideration, and (iii) a litigation charge in connection with the Realogy Holdings Corp. matter. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Compass, Inc.	$(39.4)	$(154.2)	$(237.6)	$(443.4)
Adjusted to exclude the following:
Depreciation and amortization	21.3	21.0	68.5	65.1
Investment income, net	(1.5)	(1.1)	(6.9)	(1.5)
Interest expense	1.9	0.9	9.2	2.3
Stock-based compensation	38.0	50.1	121.9	173.1
Income tax benefit	(0.5)	—	(0.5)	(1.4)
Restructuring costs	1.7	29.0	27.7	47.9
Acquisition-related expenses(1)	0.3	1.6	2.5	12.7
Litigation charge(2)	—	10.5	—	10.5
Adjusted EBITDA	$21.8	$(42.2)	$(15.2)	$(134.7)
Net loss attributable to Compass, Inc. margin	(2.9%)	(10.3%)	(6.3%)	(9.0%)
Adjusted EBITDA margin	1.6%	(2.8%)	(0.4%)	(2.7%)
(1)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration. See Note 3 - "Acquisitions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)Represents a charge of $10.5 million incurred during the three and nine months ended September 30, 2022 in connection with the Realogy Holdings Corp. matter.
Adjusted EBITDA was income of $21.8 million and a loss of $42.2 million during the three months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA was a loss of $15.2 million and $134.7 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in Adjusted EBITDA during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily a result of the impact of our workforce reductions and cost reduction initiatives outpacing the impact of a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business”.
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

	Three Months Ended September 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,096.2	$103.9	$83.2	$45.8	$24.2
Adjusted to exclude the following:
Stock-based compensation	—	(8.8)	(4.5)	(11.4)	(13.3)
Acquisition-related expenses	—	—	(0.3)	—	—
Non-GAAP Basis	$1,096.2	$95.1	$78.4	$34.4	$10.9

	Three Months Ended September 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,218.0	$144.4	$95.1	$81.5	$56.5
Adjusted to exclude the following:
Stock-based compensation	(12.7)	(10.8)	(3.9)	(9.4)	(13.3)
Acquisition-related expenses	—	—	(1.6)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$1,205.3	$133.6	$89.6	$72.1	$32.7

	Nine Months Ended September 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,111.1	$332.5	$247.3	$140.1	$93.3
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(26.4)	(11.6)	(34.4)	(37.9)
Acquisition-related expenses	—	—	(2.5)	—	—
Non-GAAP Basis	$3,099.5	$306.1	$233.2	$105.7	$55.4

	Nine Months Ended September 30, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,017.3	$444.3	$308.9	$296.9	$167.0
Adjusted to exclude the following:
Stock-based compensation	(36.1)	(32.7)	(12.3)	(45.2)	(46.8)
Acquisition-related expenses	—	—	(12.7)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$3,981.2	$411.6	$283.9	$251.7	$109.7
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have primarily generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of September 30, 2023, we had cash and cash equivalents of $220.0 million and an accumulated deficit of $2.4 billion.

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
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of September 30, 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$12.8	$(173.9)
Net cash used in investing activities	(8.2)	(86.9)
Net cash used in financing activities	(146.5)	(2.6)
Net decrease in cash and cash equivalents	$(141.9)	$(263.4)
Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $12.8 million. The inflow was primarily due to a $236.3 million Net loss adjusted for $199.3 million of non-cash charges and cash inflows due to changes in assets and liabilities of $49.8 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $173.9 million. The outflow was primarily due to a $443.5 million Net loss adjusted for $249.7 million of non-cash charges and cash outflows due to changes in assets and liabilities of $19.9 million.
Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $8.2 million consisting of $8.9 million of capital expenditures partially offset by $0.7 million of cash acquired, net of payments for acquisitions.
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
Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities was $146.5 million primarily consisting of $150.0 million in net repayments of drawdowns on the Revolving Credit Facility, $17.9 million in taxes paid related to the net share settlement of equity awards, $12.1 million in payments related to acquisitions, including contingent consideration payments, and $4.0 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $32.3 million in proceeds from the issuance of common stock in connection with the Strategic Transaction, $4.2 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
During the nine months ended September 30, 2022, net cash used in financing activities was $2.6 million, primarily consisting of $19.5 million in taxes paid related to net share settlement of equity awards and $13.9 million in payments related to acquisitions, including contingent consideration, partially offset by $20.3 million in net proceeds from drawdowns and repayments on the Concierge Facility, $8.6 million in proceeds from the exercise of stock options and $2.3 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $153.5 million and $136.7 million as of September 30, 2023 and December 31, 2022, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2023 was $220.0 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Borrowings under our Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. As of September 30, 2023, we had a total outstanding balance of $27.9 million under the Concierge Facility. The interest rate on the Concierge Facility was 8.90% as of September 30, 2023. Our Revolving Credit Facility bears interest equal to a base rate plus a margin of 1.50%. As of September 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of September 30, 2023 was not effective due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plans
To date, we have implemented certain measures to address the identified material weaknesses. These measures include adding personnel, establishing scalable governance procedures, as well as improving our internal controls around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
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
The following remedial actions were taken during the nine months ended September 30, 2023:
•continued enhancing our IT general controls resources, including hiring a new Chief Information Security Officer ("CISO") and a new Sr. Manager of IT Risk & Compliance;
•added an internal controls documentation and testing team under the leadership of the Vice President of Internal Audit;
•performed various trainings for control owners;
•ensured that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced; and
•ensured controls are in place to address segregation of duties risks that could present a reasonable possibility of material misstatements.
During the remainder of 2023, management will focus on the operating consistency of controls and related documentation, including:
•IT general controls specific to key systems supporting financial reporting, including user access reviews, to validate that they are being consistently operated and evidenced such that persuasive evidence is obtained that our IT general controls are effective and sustainable; and
•sufficient evidence of operating effectiveness is consistently demonstrated and maintained for key business process controls.

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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2022 Form 10-K. Except as set forth below, there have been no material changes to the risk factors set forth in our 2022 Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
Ongoing antitrust regulatory and/or private plaintiff litigation activities, including the Antitrust Lawsuits, could result in meaningful industry-wide changes and could have a direct or indirect materially adverse affect on our business, financial condition, and results of operations.

The Department of Justice, or the DOJ, and other regulatory agencies have claimed that certain real estate practices have an anti-competitive effect on the industry. In 2021, the DOJ withdrew from its settlement with the National Association of Realtors, or NAR, related to antitrust matters in order to broaden its investigation of certain industry practices. The DOJ withdrawal is subject to ongoing litigation. Additionally, private plaintiffs have brought class action lawsuits against certain real estate companies and NAR, known as the “Moehrl/Burnett-related suits,” alleging violations of antitrust laws and seeking changes to the current market practice around agent and broker compensation that are beyond the changes NAR agreed to in the DOJ settlement. Multiple defendants have agreed to settle these lawsuits and make significant payments, and on October 31,

2023, a jury returned a $1.8 billion verdict in the plaintiffs’ favor with a potential for treble damages (to be determined by the court). We are not a party to the “Moehrl/Burnett-related suits.” However, as described in more detail in Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, we were recently named as a defendant in the Antitrust Lawsuits, which are similar in nature to the “Moehrl/Burnett-related suits.”

The “Moehrl/Burnett-related suits” have prompted discussions of changes to the rules of local and state real estate boards and multiple listing services. We cannot predict the impact of the “Moehrl/Burnett-related suits” or the Antitrust Lawsuits on the prevailing market practice, or whether the outcomes of the “Moehrl/Burnett-related suits,” the Antitrust Lawsuits or the DOJ activity will lead to additional state or federal regulation. Any of these ongoing regulatory and/or private plaintiff litigation activities could result in meaningful industry-wide changes to agent and broker practices and compensation, which in turn could have a materially adverse affect on our business, financial condition, and results of operations. Additionally, while we cannot predict the outcomes of the Antitrust Lawsuits and we are still in the process of assessing the impact that they will have on our business, the outcomes could have an adverse effect on our business, financial condition, and results of operations.
We have integrated, and may continue to integrate in the future, machine learning and AI in certain tools and features available on our platform. Machine learning and AI technology present various operational, compliance and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated machine learning and AI in a number of tools and features available on our platform that our agents use in their daily activities. For example, our “Likely to Sell” feature uses machine learning to recommend contacts to our agents with the highest likelihood of selling their homes within the next 12 months, and certain of our marketing tools use AI to help our agents write social media and marketing content, including, but not limited to, property descriptions and emails to their clients. We may continue to integrate machine learning and AI technology in new offerings. Notwithstanding the use of AI within our platform and certain agent activities, we have yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that machine learning and AI is a new and rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, deficient or factually incorrect content and results, which may result in reputational harm to us and our agents and be damaging to our “Compass” brand. Additionally, content, analyses or recommendations that are based on machine learning and AI might be found to be biased, discriminatory or harmful, might present ethical concerns and might violate current and future laws and regulations. We expect that there will continue to be new laws or regulations concerning the use of machine learning and AI technology, which might be burdensome for us to comply with and may limit our ability to offer our existing tools and features or new offerings based on machine learning and AI technology. Further, the use of machine learning and AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our machine learning and AI technology initiatives and maintain our systems and infrastructure. Any disruption or failure in our machine learning and AI systems or infrastructure could result in delays and operational challenges. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Unregistered Sales of Equity Securities
From July 1, 2023 through September 30, 2023, we offered, sold and issued the following unregistered securities:
(1) as previously disclosed in Form 4s filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 240,588 shares of Class A common stock for an equivalent number of shares of Class C common stock pursuant to an Equity Exchange Right Agreement on July 6, 2023, August 3, 2023 and September 5, 2023;
(2) as discussed in more detail in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report and disclosed in a Form D filed with the SEC, 8,957,910 shares of Class A common stock were issued on August 24, 2023 for a purchase price of $32.3 million in connection with the Strategic Transaction; and
(3) as previously disclosed in Form Ds filed with the SEC, an aggregate of 637,406 shares of Class A common stock were issued on August 25, 2023 and September 29, 2023, in connection with our acquisition of a certain company and in lieu of certain cash holdback and earnout payments related to prior acquisitions, in the aggregate amount of $2.4 million.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 4, 2023	10-Q	001-40291	10.1	8/8/23

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: November 7, 2023	By:	/s/Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i