Form 10-K
period 2023-12-31
Compass, Inc.
filed 2024-02-28
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission File Number: 001-40291
_______________________
COMPASS, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	30-0751604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Fifth Avenue, 4th Floor New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)
(212) 913-9058
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	COMP	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $1,110,343,315.
The registrant had 491,284,424 shares of common stock outstanding as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant’s proxy statement to be filed in connection with the registrant’s 2024 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Compass, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

As used in this Annual Report, the terms “Compass,” “Company,” “we,” “us,” and “our” refer to Compass, Inc. and its subsidiaries taken as a whole, unless otherwise noted or unless the context indicates otherwise.
Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “expects,” “could,” “would,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.
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
•The effect of monetary policies of the federal government and its agencies;
•Rising interest rates;
•Ongoing industry antitrust class action litigation (including the Antitrust Lawsuits filed against us) or any related regulatory activities;
•Any decreases in our gross commission income or the percentage of commissions that we collect;
•Declining home inventory levels;
•Our ability to carefully manage our expense structure;
•Adverse economic, real estate or business conditions in geographic areas where our business is concentrated and/or impacting high-end markets;
•Our ability to continuously innovate, improve and expand our platform, including tools and features integrating machine learning and artificial intelligence, or AI;
•Our ability to expand our operations and to offer additional integrated services;
•Our ability to realize the expected benefits from joint ventures;

•Our ability to compete successfully;
•Our ability to attract and retain highly qualified personnel and to recruit agents;
•Our ability to re-accelerate our business growth given our current expense structure;
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
•The reliability of our fraud detection processes and information security systems;
•Depository banks not honoring our escrow and trust deposits;
•Adoption of alternatives to full-service agents by consumers;
•Our ability to develop and maintain an effective system of disclosure controls and internal control over financial reporting;
•Covenants in our debt agreements that may restrict our borrowing capacity or operating activities;
•Our ability to use net operating losses and other tax attributes;
•Changes in, and our reliance on, accounting standards, assumptions, estimates and business data;
•The dependability of our platform and software;
•Our ability to maintain our company culture;
•Our ability to obtain or maintain adequate insurance coverage;
•Processing, storage, and use of personal information and other data, and compliance with privacy laws and regulations;
•Natural disasters and catastrophic events;
•The effect of the claims, lawsuits, government investigations, and other proceedings;
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
Note Regarding Industry and Market Data
This Annual Report contains information based on industry publications or reports generated by third-party providers, or other publicly available information, as well as other information based on our internal sources. As noted in this Annual Report, the National Association of Realtors, or NAR, and various Multiple Listing Service, or MLS, systems are the primary source for third-party industry data and those systems generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources nor have we validated the underlying economic assumptions relied on therein.

PART I
Item 1. Business.
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. On January 8, 2021, the board of directors of the Company approved a change to the Company’s name from Urban Compass, Inc. to Compass, Inc. The Company has been based in New York City since its incorporation.
Our Business and Business Model
We provide an end-to-end platform that empowers our residential real estate agents to deliver exceptional service to seller and buyer clients. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. Our platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, we provide integrated services, such as title and escrow and mortgage, both of which are available on our platform. Compass agents utilize the platform to grow their businesses, save time and manage their businesses more effectively.
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors that affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by our agents' clients at the time that a home is transacted on our platform. While integrated services comprise a small portion of our revenue to date, we believe we are well-positioned to capture meaningful revenue from integrated services as we continue to diversify our offerings within the real estate ecosystem.
Our platform provides a strong foundation for agents to create and foster client relationships. Our powerful customer relationship management, or CRM, tool enables agents to develop automated yet customizable “drip campaigns” to stay in touch with their contacts at key moments over time. Through our Marketing Center, agents can market their own personal brands by creating marketing collateral – digital ads, videos, listing presentations, email newsletters, print advertising and signage – as well as execute marketing campaigns, with mere minutes of effort.
Our platform also enables agents to sell more homes in less time for a better price. We believe we provide agents with the solutions and data they need to effectively list and market properties and run the sale process more efficiently utilizing our tools. For example, Compass Concierge, which provides home sellers access to capital to front the cost of home improvement services, is designed to increase the sale value of the home and decrease the time on market. Marketing Center provides agents a powerful suite of tools they can use to easily create tailored marketing materials and execute marketing campaigns for any listing, seamlessly connecting to a multimedia repository containing a listing description, photos and floor plan, across digital, social, email, video and print channels, helping them attract buyers. Our AI-powered comparative market analysis, or CMA tool enables agents to optimize pricing strategies for clients, leveraging data on past sales and current listings to suggest representative comparable properties. Agents can also use our platform to conduct virtual tours and livestream open houses through our Open House app to ensure listings receive ample attention.
When advising a seller, our services to the agent extend beyond the sale of the home. In preparing for and closing the transaction, our agents can, with one click, use our platform to recommend integrated services to clients such as title and escrow and mortgage in certain markets and referrals to service providers post-closing.
Our platform also enables agents to locate desirable properties at attractive prices for buyers. Our agents provide clients with access to comprehensive inventory, including private listings, help them understand local market dynamics, tour properties, prepare and close offers, and better manage the overall home buying process. With Compass Collections, a curated visual workspace, Compass agents and their clients can easily find and organize homes of interest and then tag and discuss specific properties through an integrated chat feature. With near real-time search alerts and notifications, clients can monitor new listings. Once properties of interest are identified, our solutions enable agents to conduct virtual and in-person tours for clients. Using our CMA, agents can better understand the pricing dynamics of specific markets, neighborhoods and home features, ultimately providing informed advice regarding potential offers.
Selling and buying a home is one of the most significant, and often one of the most complex, time consuming, and consequential financial events in an individual’s life. Given the unique nature of each property, location, buyer, seller, negotiation, title and financing, a real estate agent’s role as the driver of the majority of the workflow is indispensable. According to NAR’s 2023 Profile of Home Buyers and Sellers, 89% of home sellers and 89% of home buyers used a real estate agent or broker - levels that have remained consistent since our inception, with 2012 levels at 88% and 89%, respectively.
Our Platform
We have built an integrated software platform that helps agents operate with the sophisticated capabilities of a modern technology company and the personal attention and service of a dedicated advisor. Using proprietary data, analytics, AI and machine learning, our platform delivers a broad set of industry-specific capabilities for Compass agents and their clients. Additionally, certain of our Glide tools, which include completion of various real estate forms and offer preparation as well as eSignature and collaboration capabilities, are offered to non-Compass agents and their clients.
We are simplifying today’s complex, paper-driven, antiquated workflow to empower real estate agents to deliver an exceptional experience to every buyer and seller. Our platform is tailored to the real estate industry and combines integrated software with, in certain markets, value-added services, such as title and escrow and mortgage.
We designed our platform for simplicity and flexibility. Given a significant amount of an agent’s time is spent away from their desk, our powerful iOS and Android mobile apps allow agents to take advantage of our platform, no matter their location. The efficiencies that agents gain from adoption of our technology give them the opportunity to spend more time with clients.
We continue to innovate and enhance our platform with the goal of digitizing and automating all real estate workflows that empower agents to acquire and serve their clients. In 2023, we enhanced our platform by adding 103 features, including Performance Tracker, Compass AI and '1-Click Title & Escrow'.
We have made significant investments in research and development to improve and maintain our platform and to support our technology infrastructure. As we look forward, we will continue to scale our technological innovation through the lens of cash flow positivity. See section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of the Years Ended December 31, 2023 and 2022 – Operating Expenses – Research and Development” for more information.
Our Platform Capabilities
Our platform aims to digitize, integrate and simplify all real estate workflows for Compass agents and their clients. It is built on the premise that integration and ease of use are foundational to enabling Compass agents to more effectively run their businesses and serve their clients. Our platform is a proprietary cloud-native software service with mobile apps that allow agents to manage their business anytime and anywhere. We build beautifully designed consumer-grade user interfaces, automated and simplified workflows for agent-client interactions, and insight-rich dashboards and reports backed by AI, machine learning and integrated data assets.
We empower our agents with capabilities such as:
•Customer Relationship Management. Given the high percentage of repeat and referral business done by our agents, their future transaction pipeline exists within their sphere of influence. Our CRM provides agents with an easy-to-use interface that is both powerful and automated, enabling agents to cultivate their sphere, nurture and grow relationships and close more sales. It also leverages AI to provide recommendations and insights, and integrates with other parts of our platform such as Marketing Center to create engaging content.
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
•AI-Driven Content. We have recently integrated the ChatGPT API into our platform. By drawing on our vast database of proprietary data, AI further enhances the agent experience and their ability to quickly perform tasks, such as creating listing brochures and descriptions, marketing materials, and even their agent profiles on our website.
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
As Compass agents and their clients use the Compass platform to consolidate their activities for buying, selling, marketing and transacting real estate, they demonstrate high engagement with our platform. As we continue to build everything agents need in a single, integrated platform, we believe more high-performing agents will continue to come to Compass. As more high-performing agents join us, we believe our platform will help them provide great experiences to more of their buyer and seller clients. The ability to create great client experiences drives continued business for agents with repeat and referral clients. This ultimately generates more revenue for the agent, and in turn, for Compass, which enables us to invest more into enhancing the platform. These investments further empower agents to grow their businesses efficiently and effectively.
Integrated Services
We complement our technology platform with integrated services that make our agents more successful and give them more tools to better serve their clients. These additional services support and service the needs of home buyers and sellers at various touch points of the residential real estate purchase process.
We entered into the integrated services market in 2018. Beginning in 2020, we expanded our title and escrow offerings to provide our agents’ clients with a more integrated, service-oriented solution and, in 2021, we launched OriginPoint, our residential mortgage origination joint venture with Guaranteed Rate, to provide a service-oriented mortgage offering to our agents’ clients. As of December 31, 2023, we provided title and escrow services in 7 states and Washington D.C. Additionally, OriginPoint is fully operational in 30 states and Washington D.C. and licensed in 6 other states. The synergies between these integrated services and our brokerage business increase transparency and deliver a more integrated closing process for agents and their clients.
Title and Escrow Services
Our title and escrow businesses provide full-service title and escrow/settlement services to real estate agents’ clients, real estate companies, and financial institutions relating to the closing of home purchases as well as the refinancing of home loans. In many markets, clients typically look to their agents to refer them to the highest quality providers of these types of services after the purchase contract is signed. We provide title and escrow/closing services under a multitude of local brands. As of December 31, 2023, we operated five distinct, regional title agencies: KVS Title, LLC, LegacyTexas Title Co., First Alliance Title, LLC, CommonGround Abstract, LLC d/b/a SQS Square Settlements and Consumer's Title Company of California, Inc., as well as one standalone escrow business, Chartwell Escrow, Inc. These businesses have a combined presence across seven states (California, Colorado, Texas, Maryland, Virginia, New Jersey, and Pennsylvania) and Washington, D.C. In 2024, we plan to remain opportunistic about adding additional title and escrow agencies and expanding our title and escrow operations in, and beyond, our current geographies.
Mortgage Joint Venture
In July 2021, we and Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, by and through our respective subsidiaries, formed OriginPoint, a residential mortgage origination company, which commenced operations in Chicago, Illinois in December 2021. OriginPoint is structured as a non-exclusive joint venture, where we hold a 49.9% equity interest and certain governance rights related to the joint venture, including representation on the management committee. OriginPoint originates mortgages for Compass agents’ clients, as well as the clients of any other brokerage, in connection with purchase transactions and with other customers not working with a brokerage in refinancing situations. OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass. As of December 31, 2023, OriginPoint has received license approval in 36 states and Washington D.C.
Compass Concierge
Compass Concierge is a program in which we provide home sellers access to capital to front the cost of home improvement services. Home sellers can access funds to prepare their home for sale through Compass’ partnership with an independent third-party lender. In addition, since early 2023, we have maintained alternative home improvement programs with several third-party service providers to help our agents' clients prepare their homes for listing and sale.
Since inception and through December 31, 2023, we had partnered with our agents and sellers on Compass Concierge projects totaling approximately $1.14 billion, with an average project size of approximately $28,800. We believe the program has successfully unlocked incremental transactions for our agents, delivered higher sale prices and reduced selling times for our agents' seller clients and also helped us attract high-performing agents to our platform.
Human Capital Management
At Compass, we believe that our long-term success is based on attracting, developing and retaining a diverse group of employees who espouse our entrepreneurship principles which define our culture: dream big; move fast; learn from reality;

be solutions-driven; obsess about opportunity; collaborate without ego; maximize your strengths; and bounce back with passion. Our employees use our principles to help guide their work experience and align with our mission of helping everyone find their place in the world.
As of December 31, 2023, we had 2,549 employees across the U.S. and internationally. None of our employees are represented by a labor organization or are party to a collective bargaining arrangement.
We offer market-competitive compensation and benefits to our employees. We strive to offer a comprehensive benefit package and evaluate and supplement our benefits periodically. Our benefits package includes base pay, bonus programs for selected roles, long-term equity grants, health, dental and vision insurance plans, fertility benefits, life and disability insurance benefits, paid time off (including vacation, a community service day, and paid parental leave), as well as other benefits, such as access to mental health resources, an employee stock purchase plan and the ability to participate in a broad-base 401K plan.
Competition
The residential real estate and technology industries are highly competitive and fragmented. We compete to attract and retain top talent across the agent community, engineers, and employees in all other functions in order to build the best real estate transaction platform in fulfillment of our mission. Our business faces competition nationally and in each of the markets we serve from other real estate brokerage firms, including a growing number of internet-based brokerages and others who operate with a variety of business models. Some of these competitors provide similar services or products to us, including:
•brokering transactions for home buyers and sellers;
•providing tools to agents associated with real estate data aggregation; and
•providing integrated services products associated with residential real estate transactions, such as title and escrow and mortgage origination.
Some companies may attempt to assemble various aspects of solutions that overlap with our offering, including:
•real estate brokerage firms;
•vertical SaaS technology companies;
•enterprise technology bellwethers; and
•real estate financial services.
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

Antitrust and Competition Laws
Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. We (and independent sales agents affiliated with us) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions. Antitrust litigation has been brought against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report) and other brokerages and real estate associations regarding the requirement to offer set buy-side commissions. If these cases are successful, that could affect the amount of buy-side commissions we are required to offer on listings, and how much we are able to earn on transactions where our agents represent the buyer.
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
Other Real Estate Industry Rules
Aside from federal, state and local regulations, we are subject to a variety of rules promulgated by trade organizations including the NAR, state and local associations of REALTORS, and MLSs. Generally, as members of these organizations, we are subject to their policies, bylaws, codes of ethics, and fees and rules, which govern our dealings with other members, the public, and clients as well as the manner in which we use and display the organization’s brand and services. We have a dedicated team that works with a variety of stakeholders, including our brokers of record, to help manage and comply with these rules and policies.
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
As of December 31, 2023, we had more than 42 trademark registrations and applications in the United States, including registrations for “Compass” and the Compass logo. We also had 27 trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “compass.com.”
We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology, and will file additional applications when we believe it will be beneficial.

Available Information
We make available free of charge on our investor relations page on our website, www.compass.com, filings we make with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
The SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
From time to time, we intend to announce material information to the public also through the investor relations page on our website, press releases, public conference calls, public webcasts, and our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s X feed (@RobReffkin) and Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
The information contained on, or that can be accessed through, the website referenced in this Annual Report is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.
Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition and results of operations.

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

Monetary policies of the federal government and its agencies may have an adverse impact on our business, financial condition and results of operations.

The U.S. real estate market is significantly affected by the monetary policies of the federal government and its agencies, and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. and impacts the real estate market through its effect on mortgage interest rates. The Federal Reserve Board took aggressive actions aimed at controlling inflation in 2022 and 2023, including raising the interest rate and reducing its holdings of mortgage-backed securities. Rising interest rates in 2022 and 2023 have contributed to rising mortgage interest rates, which in turn contributed to a decline in residential real estate home sale transaction volume and inventory constraints. While the Federal Reserve Board has indicated that it was shifting its policy toward pausing additional interest rate increases and potentially lowering interest rates in 2024 as inflation declines, there is no guarantee that it will not shift its focus back to increasing interest rates or lower interest rate at a speed that we anticipate or at all. Changes in the Federal Reserve Board’s policies are beyond our control and are difficult to predict and could negatively impact the residential real estate market, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates have contributed to a decline in residential real estate home sale transaction volume and title and escrow and mortgage activity, which has had an adverse effect on our business, financial condition and results of operations.

Rising interest rates have contributed to a decline in residential real estate home sale transaction volume, which has had an adverse effect on our business, financial condition and results of operations. As mortgage interest rates rise, potential home sellers are more likely to choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage interest rate with the purchase of another home, or prefer to rent rather than purchase a home. Additionally, the overall affordability of homes generally decreases in the high mortgage interest rates environment. Both of these trends have contributed to inventory constraints and a decline in home sale transaction volume in the recent years. If inventory constraints remain and home sale transaction volume continues to decline, due to the mortgage interest rates or otherwise, we expect such decline to continue to have an adverse effect on our business, financial condition and results of operations. A decline in home sale transaction volume also has a negative impact on the title and escrow activities, which could have an adverse effect on our business, financial condition and results of operations.

Rising interest rates have also had an adverse effect on the mortgage origination business of our mortgage joint venture. As interest rates rise, mortgage interest rates rise as well, reducing demand for purchase mortgages and making refinancing generally a smaller portion of the mortgage loan market. Reduced demand for purchase mortgages and refinancing generally results in an increase in competition among loan originators, which has, and is likely to continue to have, a negative impact on revenue volume and gross profit margin for our mortgage joint venture.

Ongoing industry antitrust class action litigation (including the Antitrust Lawsuits filed against us) or any related regulatory activities, could result in meaningful industry-wide changes and could have a materially adverse effect on our business, operations, financial condition, and results of operations.

The ongoing industry antitrust class action litigation, as well as the Antitrust Lawsuits filed against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report (including any injunctive relief, appeals or settlements), either alone or in combination with related regulatory or governmental actions, or any resulting changes to competitive dynamics or consumer preferences, could result in meaningful industry-wide changes, including changes to the broker commission structure and meaningful decreases in the average broker commission rate (including the average buy-side commission rate). Such changes could have a materially adverse effect on our business, operations, financial condition and results of operations.

There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination could result in industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could have the potential to result in additional limitations or restrictions on our business, cause material disruption to our business, result in judgments, settlements, penalties or fines (which may be material), or otherwise have a direct or indirect materially adverse effect on our business, financial condition and results of operations.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, financial condition and results of operations.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market or across the industry. Customary commission rates could change due to market forces locally or industry-wide and due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. We cannot predict the outcome of any new investigations or enforcement actions, but any such actions may result in industry-wide regulations, which can cause commission rates to decrease. Any decrease in commission rates may adversely impact our business, financial condition, and results of operations.

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

A material portion of our real estate brokerage offices and agents are concentrated in certain geographic areas, such as Southern California, Northern California, Texas and the tri-state area. Local and regional real estate and economic conditions could differ materially from prevailing conditions in other parts of the U.S. While overall the U.S. real estate market could be performing well, a downturn in a geographic area where we have a material presence could result in a decline in our gross commission income and could have a material adverse effect on our operating results.

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

If we fail to continuously innovate, improve and expand our platform to create value for our agents and our agents’ clients, our business, financial condition and results of operations could be adversely affected.

Our success depends on our ability to continuously innovate and improve our platform to provide value to our agents and their clients. As a result, we have invested significant resources, and plan to continue to invest, though to a lesser degree, additional resources, in research and development to improve and maintain our platform and support our technology infrastructure, which allows us to provide an expanded suite of technology offerings that we believe differentiate us from our competitors. There can be no guarantee that we can continue to launch new products and services in a timely manner, or at all, and even if we do, they might not be utilized by our agents at the rate we expect. While we believe our investments help our agents succeed, there can be no guarantee that we will retain our agents across the markets we serve, nor that our investments will drive increased productivity for our agents.

Additionally, at times, we expand our technology offerings by acquiring value-add real estate technology companies. While we think these strategic acquisitions expand our capabilities into critical components of the transaction, our agents may not value these additions and may not utilize them at the rate we expect.

Our continued growth depends on our ability to attract highly-qualified agents in each of the markets we serve and, once they are on our platform, to retain them and to help them expand their businesses by utilizing our platform and technology offerings. If we fail to identify and invest in our platform and expand our technology offerings via acquisitions in the way that creates value for our agents and our agents’ clients, we may fail to attract new agents, retain current agents or increase agents’ productivity through utilization of our platform, which could adversely affect our business, financial condition and results of operations.

Our efforts to expand our operations, including our brokerage and integrated services businesses, and to offer additional integrated services may not be successful.

We have grown our brokerage business rapidly since our inception. We plan to continue our expansion of the brokerage business; however, there is no guarantee that we will be successful or will expand at the rate we anticipate. In addition, in 2018, we entered into the integrated services market and have since expanded our integrated services offerings to include title and escrow and mortgage origination services in certain markets. We think that the synergies between these integrated services and our brokerage business increase transparency and deliver a more integrated closing process for our agents’ clients and thus, provides additional value to our agents. However, currently, our integrated services are available only in certain markets. If we are unsuccessful in expanding these services into other markets, then we may not realize the expected benefits (including anticipated revenue), which could adversely affect our business, financial condition and results of operations. Similarly, if our agents do not recommend our integrated services to our agents’ clients, then our revenue from integrated services will not grow as quickly as we expect. While we plan to continue to expand our brokerage and integrated services businesses to other offerings, there is no guarantee that we will do so or be successful, and even if we do, the expansions might be at a slower pace than we anticipate.

We may not realize the expected benefits from our mortgage joint venture.

We may not realize the expected benefits from OriginPoint, our mortgage joint venture, which will depend, in part, on the successful partnership between us and Guaranteed Rate and the successful day-to-day operation of the business by OriginPoint’s management. The services which Guaranteed Rate is engaged to provide to OriginPoint may deteriorate and cause OriginPoint to make alternative arrangements. Further, in the event of a disagreement with Guaranteed Rate, we may not be able to resolve such disagreement in our favor, which could have a material adverse effect on our interest in or the business of the joint venture. In addition, improper actions by OriginPoint or Guaranteed Rate may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Also, because OriginPoint is a mortgage origination company, it is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including: regulatory changes; changes in mortgage underwriting standards; increases in mortgage interest rates; changes in real estate market conditions; changes in consumer trends; competition; decreases in operating margins; and changes in economic conditions. Any of the foregoing could have an adverse impact on OriginPoint’s results of operations and financial condition, which could result in us not being able to realize the expected benefits from the joint venture.

We operate in highly competitive markets and we may be unable to compete successfully against competitors.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors, including: our ability to attract and retain agents; the timing and market acceptance of products and services offered by us or our competitors; the attractiveness of our integrated services for agents and our agents’ clients; our ability to attract top talent to support our business model; and our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract agents and our agents’ clients to our platform, and to enhance their engagement in a cost-effective manner. We face competition nationally and in each of our markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific region or regions, from real estate technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models, and from new entrants, particularly smaller companies offering point solutions. Some of our competitors could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and access to additional capital, more product and service offerings, and higher risk tolerances or different risk assessments. If we are not able to continue to attract agents and our agents’ clients to our platform, our business, financial condition and results of operations could be adversely affected.

Our ability to recruit agents depends on the strength of our reputation, and adverse media coverage could harm our business.

We believe that we have developed a strong reputation for helping agents succeed on the basis of the technological sophistication of our platform and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our platform are important aspects of our efforts to attract and retain agents. In addition, our actions and growth are frequently reported in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of our agents, or other events, which may cause our ability to attract and retain agents to suffer. If we are unable to maintain or enhance agent awareness of our business, or if our reputation is damaged in a given market or nationally, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in the past, which may not be indicative of our future growth. Additionally, given our recent focus on our expense structure and cost savings efforts, we may not be able to re-accelerate our business growth, which could have an adverse effect on our business, financial condition and results of operations.

We experienced rapid growth for several years since our founding in 2012 but in recent years, due to market conditions, our decision to conservatively manage our expense structure and focus on cost savings, as well as other factors, our rate of growth has slowed. We may also make other decisions, such as more conservatively managing our expense structure, that could further slow our growth. In the future, we may not be able to grow as fast as we had in the past or at all.

If we experience rapid growth again, given our recent focus on our expense structure and cost savings efforts, we may not be able to scale our business as quickly as we need to in order to take advantage of all the growth opportunities available to us and meet all of the demands of our new agents and their clients. Any failure of or delay in scaling our business timely and efficiently could cause us to miss out on future opportunities. Additionally, to support growth in the future, we must continue to improve our management resources and our operational and financial controls and systems, which may increase our expenses more than anticipated and result in a more complex business.

We use cash to satisfy payroll tax withholding obligations that arise in connection with the monthly net settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. If we instead choose to implement a “sell-to-cover” settlement method in the future, additional shares will be issued and sold in the market at settlement to cover payroll tax withholding obligations, which would result in dilution to our stockholders.

Our stock-based compensation primarily consists of granting restricted stock unit (“RSU”) awards to our employees that vest based on the satisfaction of a service-based condition, which is generally satisfied over four years. Federal, state and local payroll tax withholding obligations for RSUs arise in connection with their settlement to employees. Our current settlement practice is to net settle vested RSUs, meaning that we withhold the equivalent number of RSUs that would otherwise be issued as shares of our Class A common stock in lieu of the amount required to satisfy payroll tax withholding obligations on behalf of our employees by remitting the appropriate taxes to the relevant tax authorities. We refer to this as “net settlement.” We currently, and plan to continue to, net settle vested RSUs granted to our employees on a monthly basis, which, depending upon the market value of shares of our Class A common stock underlying the RSUs, may result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.

In the future, we may implement a “sell-to-cover” settlement method to satisfy payroll tax withholding obligations for our employees, under which shares of our Class A common stock with a market value equivalent to or greater than the tax withholding amounts would be automatically sold by the employees holding RSUs upon settlement to satisfy their payroll tax withholding obligations, and the cash proceeds from such sales will be remitted by us to the relevant tax authorities. Such sales would not result in our use of additional cash to satisfy the payroll tax withholding obligations for RSUs, but would result in greater dilution to our stockholders and increase costs to our employees with RSU awards than the net settlement.

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

We face intense competition for qualified individuals from numerous real estate, software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively.

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

From time to time, we evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in acquisitions of brokerage businesses to provide us with greater access to a given market. At times, we may also look to acquisitions to provide us with additional technology to further enhance our platform and accelerate our ability to offer new products or to expand our integrated services offerings. These strategic acquisitions could be material to our financial condition and results of operations, but there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic acquisition. We may discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance or for which we are not adequately indemnified by sellers, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, integrating an acquired company, business, or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets or with respect to new integrated services, and we have experienced these difficulties and expenditures in connection with certain of our previous acquisitions. Moreover, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. We continue to make investments of resources to support our acquisitions, which we expect will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business.

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

We may not be able to maintain or establish relationships with MLSs and third-party listing providers, which could limit the information we are able to provide to our agents and our agents’ clients.

Our ability to attract agents to our platform and to appeal to our agents’ clients depends upon providing a robust number of listings. To provide these listings in our services, in addition to the information provided by our agents, we maintain relationships with MLSs and other third-party listing providers. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of our existing relationships with these parties, changes to our rights to use listing data, or an inability to continue to add new listing providers may cause our listing data to omit information important to our agents or our agents’ clients. Additionally, if the MLSs cease to be the predominant source of listing data, we might not be able to provide comprehensive listing data to our agents and their clients. Any of these events could negatively impact our reputation and agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents, which could harm our business, financial condition, and results of operations.

Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or claims or litigation arising from such incidents, any of which may adversely impact our reputation and business, financial condition, and results of operations.

We face growing risks and costs related to cybersecurity threats to our operations and our data (including agent and client data) including:

•the failure or significant disruption of our operations from various causes, such as human error, computer malware, ransomware, insecure software and systems, zero-day vulnerabilities, threats to or disruption of third-party service providers who provide critical services, or other events related to our critical information technologies and systems;
•the increasing level and sophistication of cybersecurity attacks, such as distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts or the creation of copycat websites), or other unlawful tactics aimed at compromising the systems and data of our agents and our agents’ clients (including through systems not directly controlled by us, such as those maintained by our agents and third-party service providers); and
•the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our agents and our agents’ clients), the transmission of computer malware, or the diversion of sale transaction closing funds.

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

We act as escrow agents for certain of our agents’ clients. As an escrow agent, we receive money from our agents’ clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various depository banks and while these deposits are not assets of our business, we remain contingently liable for the disposition of these deposits. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits due to a bank failure or otherwise, our agents’ clients could seek to hold us responsible for such amounts and, if our agents’ clients prevailed in their claims, we could be subject to significant losses.

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

When evaluating our internal control over financial reporting, we may identify material weaknesses during the year that we may not be able to remediate by year-end. For example, in connection with the preparation of our consolidated financial statements for 2021 and prior years, we identified material weaknesses in our internal control over financial reporting. While those material weaknesses have been remediated as of December 31, 2023, we may again identify material weaknesses in our internal control over financial reporting in the future.

If we identify material weaknesses in our internal control over financial reporting in the future, are unable to comply with the requirements of Section 404 in a timely manner, or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm expresses an opinion that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we could become subject to investigations by the SEC, or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

Certain of our performance metrics are calculated using third-party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results of operations may not be comparable to our competitors.

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

We believe that our company culture, which promotes innovation and entrepreneurship, has been critical to our success. We are guided by our principles, including dreaming big, moving fast, learning from reality, and being solutions-driven. However, as we grow, we may face challenges that may affect our ability to sustain our culture, including: failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission; increasing size and geographic diversity of our workforce; inability to achieve consistent adherence to our internal policies and core values; the continued challenges of a rapidly-evolving industry; the increasing need to develop expertise in new areas of business that affect us; negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and the integration of new personnel and businesses from acquisitions.

In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale. Certain employees may not agree with return to office initiatives and as a result may seek employment elsewhere.

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

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance does not cover all of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could have an adverse effect on our business and financial condition.

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

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our business, financial condition and results of operations.

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

Natural disasters and catastrophic events may disrupt real estate markets and could adversely affect our business, financial condition and results of operations.

Natural disasters or other catastrophic events, such as fires, hurricanes, earthquakes, windstorms, tornados, floods, power loss, telecommunications failure, cyber-attacks, war, civil unrest, terrorist attacks, or pandemics or epidemics may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus, could adversely affect our business, financial condition and results of operations. In particular, the COVID-19 pandemic and the reactions of governments, markets, and the general public to the COVID-19 pandemic, caused a number of consequences for our business and results of operations. Additionally, properties located in the markets in which we operate, including New York, Northern California, Southern California and South Florida, are more susceptible to certain natural hazards (such as fires, hurricanes, earthquakes, floods, or hail) than properties in other parts of the country. A natural disaster or other catastrophic event in any of these cities could disrupt our operations and have a negative impact on our business. As we grow our business, the need for business continuity planning and disaster recovery plans will increase in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business could be adversely affected and our reputation could be harmed.

Risks Related to Our Legal and Regulatory Environment

We are periodically subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability, consumer complaints, personal injury, wrongful death, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions), securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, integrated services business lines, securities issuances or business practices. We may also be subject to disputes between us and our employees and agents, which are primarily governed by mandatory arbitration provisions, and become involved in disputes between agents where we are not a proper party.

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

We engage independent contractors, including agents, that are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. Federal and other state governments have introduced and may continue to introduce proposed changes to existing classification laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, meal and rest periods, and discrimination laws. Further, if legal standards for classification of our agents as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for our agents, including by paying additional compensation and benefits or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to some or any of our agents. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees. Any of these outcomes could result in substantial costs to us, significantly impair our financial condition and our ability to conduct our business as currently contemplated, damage our reputation, and impair our ability to attract agents.

In addition, we work with international staffing organizations that hire contractors in various jurisdictions who are subject to various local laws, including labor and employment laws, that differ from those in the United States. We may be subject to claims as a result of the staffing agencies’ practices, which are outside our control or direction. We may also be subject to claims that these contractors are employees of Compass, subjecting us to corporate tax and other liabilities.

We are subject to a variety of federal and state laws, many of which are unsettled and still developing, and certain of our businesses are highly regulated. Any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our real estate brokerage business, our title and escrow business, our mortgage joint venture, OriginPoint, and the businesses of our agents must comply with a variety of local, state, and federal laws, such as RESPA, the Fair Housing Act, the Dodd-Frank Act, the Exchange Act, GLBA, and federal advertising and other laws, as well as some comparable state statutes and rules of trade organizations such as NAR and local MLSs.

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

As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one jurisdiction may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged.

Certain of our businesses may also be subject to the GLBA, which governs how personal information collected in the context of financial services can be used and shared across our businesses and how that information must be protected. The GLBA's requirements include certain disclosures related to collection of information and sharing practices and implementation of a cybersecurity program that adequately protects the collected information.

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

As of December 31, 2023, Robert Reffkin, our founder, Chairman, and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts (for purposes of this risk factor discussion, “Mr. Reffkin”) (and including his shares of Class A common stock subject to outstanding RSUs for which the service condition has been satisfied or would be satisfied within 60 days of December 31, 2023), held 8,928,686 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock.

As of December 31, 2023, Mr. Reffkin held approximately 46.5% of the voting power of our outstanding capital stock. As a result, Mr. Reffkin is able to determine and may significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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

Growing and operating our business, including by continuously innovating, improving, and expanding our platform, expanding our integrated services and expanding into new markets, may require significant cash outlays, liquidity reserves, and capital expenditures. If cash on hand, cash generated from operations, and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Overview of Cybersecurity Risk Management Program

Cybersecurity is an ongoing priority, and we remain focused on our obligation to assess, identify and manage risks from cybersecurity threats and cybersecurity incidents. We have developed and implemented a cybersecurity risk management program that employs a multitude of measures and processes that aid in these efforts. This program is designed to protect our information systems, detect cybersecurity threats and ensure our compliance with applicable privacy and cybersecurity laws.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and is considered an integral part of our overall risk assessment process. For example, we report, review and consider results and findings from external and internal security and privacy assessments as part of our overall risk assessment process, and we analyze how cybersecurity risks interplay with operational, financial, compliance and reputational risks.
As part of our cybersecurity risk management program, we undertake various activities, including, but not limited to, detective, preventative, and automated controls; user access controls; a centralized security information and management system; periodic assessments, including penetration testing; periodic trainings and simulations; and policies for the handling of personally identifiable information. We closely monitor the privacy and cybersecurity laws and regulations and conduct related reviews of our policies. We have implemented incident response plans providing for response, containment, reporting and disclosure and recovery, including providing training and remediation steps for internal threats. We also carry customary cybersecurity risk insurance.

In addition, we use third party service providers, when appropriate, to assess, test or otherwise assist with certain aspects of our cybersecurity risk management program. For example, we leverage external assessors such as security researchers and penetration testers to identify vulnerabilities in our information systems.

Further, our cybersecurity risk management program includes processes that address cybersecurity risks associated with our use of third-party services providers that have access to our information systems and/or employee, agent or agent client confidential information. For example, we perform certain due diligence before engaging third-party service providers and consider potential cybersecurity risks and exposures in our choice among providers. We also generally require our third-party service providers that could potentially introduce cybersecurity risks to our information systems or sensitive consumer personal information to contractually agree to maintain a cybersecurity risk management program aimed at mitigating those risks and be subject to external cybersecurity audits.

Cybersecurity Risk Management Program Assessments and Risks Associated With Cybersecurity Threats

While we have assessed our cybersecurity risk management program periodically in the past, in the second half of 2023, we started to utilize a leading industry cybersecurity framework in our assessments. Specifically, we use this framework to assess our cybersecurity controls against industry best practices in the areas of: identify and protect assets, detect and respond to suspicious activity, as well as recover from cybersecurity incidents. Based on the results of our initial assessment, we have developed a multi-year plan that allows us to focus on the highest priorities. Under the plan, we are required to make additional investments to enhance our processes and practices over a period of time.

Additionally, as part of our continuous overall cybersecurity posture assessment, we conduct incident simulations based on recent public cybersecurity incidents, incorporating the tactics, techniques and procedures threat actors have used when targeting organizations. We leverage results from these simulations to take corrective action or otherwise augment our abilities to defend and protect our information systems.

While we have been subject to a number of cybersecurity threats and experienced non-material incidents in the past, they have not had a material adverse effect on our business, financial condition or results of operations. Our third party services providers have been also subject to a number of cybersecurity threats and incidents but to date, none of those threats and incidents have had a materially adverse effect on our business, financial condition or results of operations.

Cybersecurity Governance

Our Information Security team oversees our cybersecurity risk management program, which is described in more detail above. In conjunction with the Company’s in-house legal team, this team is principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity threats and incidents. Our Information Security team is segmented into six subteams and includes a dedicated Governance, Risk and Compliance subteam that is responsible for risk assessment, risk mitigation strategies, regulatory compliance, audits, internal governance and policy enforcement.

We have also established a Security and Privacy Committee (“Committee”), co-chaired by our Senior Vice President, Head of Engineering and General Counsel, that meets monthly. This Committee is responsible for setting cybersecurity policies, strategies, and priorities, as well as ensuring that cybersecurity initiatives are aligned with the Company’s objectives. Members of the Committee may, from time to time, include representatives from security and compliance, internal audit, legal, product, engineering, finance, operations, strategy and people and culture functions. In addition to the monthly communications at the Committee level, our Information Security team collaborates with senior leadership across our organization on a regular basis as part of the Company’s overall enterprise risk management program.

Our Chief Information Security Officer (“CISO”) recently left the Company and we are in the process of recruiting a new, permanent CISO. We have engaged a temporary third-party CISO (sometimes referred to as a “Virtual CISO”) to oversee the cybersecurity risk management program and assist the Information Security team. Our Virtual CISO has over 20 years of experience working in the Information Security field, and is a Certified Information Systems Security Professional. Specifically, she has experience managing and administering enterprise infrastructure, network communications, and information security. Our Virtual CISO receives regular reports from the Information Security team and will provide advice to the team with incident responses, execute any remediation plans, assist with drafting policy, and perform industry standard simulations and security assessments. The Virtual CISO reports to our Senior Vice President and Head of Engineering.

Our Virtual CISO will report quarterly to the Audit Committee of the Board of Directors (“the “Audit Committee”), which is responsible for overseeing the Company’s cybersecurity risk management program and cybersecurity risks. As part of that report, our Virtual CISO is expected to cover topics such as (i) an overview of our overall cybersecurity strategy and posture, (ii) results and recommendations from cybersecurity risk assessments and audits, (iii) vulnerabilities in our information systems, (iv) progress towards pre-determined risk-mitigation goals, (v) identified and potential cybersecurity risks and threats, (vi) cybersecurity incidents of certain impact in accordance with the Company’s cybersecurity policies, and (vii) programs related to mitigation of cybersecurity risks and potential threats, among other things. The Audit Committee reports to the full Board of Directors regarding its activities, including reports that it receives from our CISO.

Once hired, we expect our permanent CISO to continue strengthening our information security posture, assist with incident response and any remediation plans, and provide quarterly reports to the Audit Committee, as we transition from using a Virtual CISO.
Item 2. Properties.
We are headquartered in New York, New York, where we occupy approximately 32,500 square feet of office space pursuant to a lease that is expected to expire in June 2030 subject to the terms thereof. We also lease operating and sales offices throughout the United States.
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
Stockholders
As of February 23, 2024, there were 208 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

$140
$120
$100
$80
$60
$40
$20
$0
04/01/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
Compass
Real Estate Tech Peers
S&P 500

Year	4/1/21	12/31/21	12/31/22	12/31/23
COMP	$100	$45.11	$11.56	$18.66
S&P 500 Index(1)	$100	$118.57	$95.51	$118.66
Peer Group Index (2)	$100	$67.17	$23.05	$35.64
____________
(1)S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ.
(2)Peer Group Index consists of Zillow Group, Inc. (ZG), Redfin Corp (RDFN), Opendoor Technologies Inc. (OPEN), EXP World Holdings, Inc. (EXPI) and Anywhere Real Estate Inc. (HOUS).
Sales of Unregistered Securities
From October 1, 2023 through December 31, 2023, we offered, sold and issued the following unregistered securities:

(1) as previously disclosed in Form 4s filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 240,592 shares of Class A common stock for an equivalent number of shares of Class C common stock pursuant to an Equity Exchange Right Agreement on October 3, 2023, November 3, 2023, and December 5, 2023;

(2) as discussed in more detail in Note 3 to our consolidated financial statements included elsewhere in this Annual Report and disclosed in a Form D filed with the SEC, 2,231,941 shares of Class A common stock were issued on October 6, 2023 in connection with an acquisition, in the amount of $6.5 million; and

(3) as previously disclosed in Form D filed with the SEC, an aggregate of 289,509 shares of Class A common stock were issued on October 16, 2023 in connection with an earnout payment related to a prior acquisition, in the amount of $0.8 million.

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
•Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2023 compared to the year ended December 31, 2022. An analysis of the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in our Form 10-K for the year ended December 31, 2022.
•Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and non-GAAP financial measures we use to evaluate our business and measure our performance, in addition to the measures presented in our consolidated financial statements.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2023.
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
INTRODUCTION
We provide an end-to-end platform that empowers our residential real estate agents to deliver exceptional service to seller and buyer clients. Our platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. Our platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, we provide integrated services, such as title and escrow and mortgage, both of which are available on our platform. Compass agents utilize the platform to grow their businesses, save time and manage their businesses more effectively.
Our business model is directly aligned with the success of our agents. We attract agents to our brokerage and partner with them as independent contractors that affiliate their real estate licenses with us, operating their businesses on our platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by our agents' clients at the time that a home is transacted on our platform. While integrated services comprise a small portion of our revenue to date, we believe we are well-positioned to capture meaningful revenue from integrated services as we continue to diversify our offerings within the real estate ecosystem.
Recent Developments
Throughout 2023 and 2022, a number of macroeconomic conditions continued to contribute to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the years ended December 31, 2023 and 2022, as described in more detail in the section entitled “—Results of Operations”. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates and the Federal Reserve Board increasing the federal funds rate by an aggregate of 5.25% through January 2024. These conditions have contributed toward slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in 2024 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.
Update Related to Restructuring Activities
During the year ended December 31, 2022, we enacted certain workforce reductions, wound down Modus Technologies, Inc. (“Modus”) and terminated certain of our operating leases. The workforce reductions were part of a broader plan to take meaningful actions to improve the alignment between our organizational structure and our long-term business strategy, drive cost efficiencies enabled by our technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. In addition to the workforce reductions, restructuring actions have included and are expected to include, but not be limited to, a reduction in U.S. hiring and backfills resulting from attrition; a reduction in spend through third-party vendors; eliminating the use of incentives when recruiting new agents and reducing incentives for existing agents; a planned slow down in new market expansion; and a review of occupancy costs with a view to consolidating offices and reducing related costs.
As a result of restructuring actions taken during the year ended December 31, 2022, we incurred restructuring costs of $49.1 million, resulting from severance and other termination benefits for employees whose roles were eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. We incurred additional non-cash charges of approximately $7.1 million during the year ended December 31, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
During the year ended December 31, 2023, we implemented a further workforce reduction and took actions to reduce our occupancy costs, the most significant being the scaling down of our New York administrative office. During the year ended December 31, 2023, we incurred restructuring costs of $30.4 million in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles were eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the consolidated statements of operations. We incurred additional non-cash charges of approximately $5.3 million during the year ended December 31, 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.

Operational Highlights for the year ended December 31, 2023
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 29,000 agents on our platform as of December 31, 2023. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the years ended December 31, 2023, 2022 and 2021, the Average Number of Principal Agents1,2 was 13,973, 13,296 and 11,180, respectively. The principal agent additions came in both new and existing markets.
During the years ended December 31, 2023, 2022 and 2021, our agents closed 178,848, 211,538 and 225,272 Total Transactions1, respectively. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. See the section entitled “—Recent Developments” for more details surrounding these macroeconomic conditions.
Our Gross Transaction Value1 for the years ended December 31, 2023, 2022 and 2021 was $186.1 billion, $230.3 billion and $254.2 billion, respectively. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic conditions.
For the year ended December 31, 2023, our Gross Transaction Value represented 4.5% of residential real estate transacted in the United States, compared to 4.6% for the year ended December 31, 2022. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by NAR. Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our agents’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results.
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
We generate substantially all our revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. We hold the real estate brokerage license that is necessary under relevant state laws and regulations to provide
1 For the definitions of Average Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “—Key Business Metrics” included elsewhere in this Annual Report.
2 During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents and year over year growth reported in this Form 10-K is based on the updated methodology.

brokerage services and therefore we control those services that are necessary to legally transfer real estate between home sellers and buyers. We are the principal in the transaction and recognize as revenue the gross amount of the commission we receive in exchange for those services. Revenue is recognized upon the transfer of control of promised services to the home sellers or home buyers. Accordingly, real estate commissions are recorded as revenue at the point in time real estate transactions are closed (i.e., sale or purchase of a home).
We also recognize revenue from other integrated services related to the home transaction such as title and escrow services. While revenue from these services has been immaterial through 2023, we expect revenue from these services to grow over time as we expand existing and add new integrated services into our platform.
Operating Expenses
Commissions and other related expense
Commissions and other related expense primarily consists of commissions paid to our agents, who are independent contractors, upon the closing of a real estate transaction as well as stock-based compensation expense related to our Agent Equity Program, which was discontinued following the completion of the 2022 Agent Equity Program, and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
We also charge our agents fees. These fees are either transaction based, where amounts are collected at the closing of a real estate transaction, or in the form of periodic fixed fees. These fees are recognized as a reduction to commissions and other related expense.
Our commissions and other related expense as a percentage of revenue is expected to fluctuate from period-to-period based on the mix of the commission arrangements we have with our agents, the fees we collect and any changes in integrated services revenue.
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
Benefit from Income Taxes
Benefit from income taxes consists of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. The benefit from income taxes is reduced by current taxes in India that are not offset with future alternative minimum tax credits, and state income tax expense. We maintain a full valuation allowance against our deferred tax assets for U.S. income tax purposes because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Equity in Loss of Unconsolidated Entity
Equity in loss of unconsolidated entity includes the results of our share of losses from our mortgage joint venture with Guaranteed Rate, Inc., which was formed in July 2021.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
	(in millions, except percentages)
Revenue	$4,885.0	100.0%	$6,018.0	100.0%	$6,421.0	100.0%
Operating expenses:
Commissions and other related expense (1)	4,007.0	82.0	4,936.1	82.0	5,310.5	82.7
Sales and marketing (1)	435.4	8.9	575.1	9.6	510.4	7.9
Operations and support(1)	326.9	6.7	392.4	6.5	374.9	5.8
Research and development (1)	184.5	3.8	360.3	6.0	365.3	5.7
General and administrative (1)	125.7	2.6	208.1	3.5	288.5	4.5
Restructuring costs	30.4	0.6	49.1	0.8	—	—
Depreciation and amortization	90.0	1.8	86.3	1.4	64.4	1.0
Total operating expenses	5,199.9	106.4	6,607.4	109.8	6,914.0	107.7
Loss from operations	(314.9)	(6.4)	(589.4)	(9.8)	(493.0)	(7.7)
Investment income, net	8.5	0.2	2.8	—	0.1	—
Interest expense	(10.8)	(0.2)	(3.6)	(0.1)	(2.4)	—
Loss before income taxes and equity in loss of unconsolidated entity	(317.2)	(6.5)	(590.2)	(9.8)	(495.3)	(7.7)
Benefit from income taxes	0.4	—	0.9	—	2.5	—
Equity in loss of unconsolidated entity	(3.3)	(0.1)	(12.2)	(0.2)	(1.3)	—
Net loss	(320.1)	(6.6)	(601.5)	(10.0)	(494.1)	(7.7)
Net income attributable to non-controlling interests	(1.2)	—	—	—	—	—
Net loss attributable to Compass, Inc.	$(321.3)	(6.6%)	$(601.5)	(10.0%)	$(494.1)	(7.7%)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
Commissions and other related expense	$11.6	$59.0	$128.7
Sales and marketing	35.0	42.0	38.4
Operations and support	16.1	15.6	16.9
Research and development	45.7	57.5	92.7
General and administrative	49.8	60.4	109.6
Total stock-based compensation expense	$158.2	$234.5	$386.3
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Revenue	$4,885.0	$6,018.0	$(1,133.0)	(18.8%)
Revenue decreased by $1,133.0 million, or 18.8%, for 2023 compared to 2022. The decrease was primarily driven by the macroeconomic conditions that contributed to the current slowdown in the U.S. residential real estate market, a lower volume of transactions and a decline in Average Transaction Value, partially offset by an increase in the number of agents that joined our platform during 2022 and 2023. The Average Number of Principal Agents for 2023 was 13,973 compared to 13,296 for 2022. Total Transactions for 2023 declined to 178,848, a decrease of 15.5% from 2022.
Operating Expenses
Commissions and other related expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$4,007.0	$4,936.1	$(929.1)	(18.8%)
Percentage of revenue	82.0%	82.0%
Commissions and other related expense decreased by $929.1 million, or 18.8%, for 2023 compared to 2022. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the year ended December 31, 2023 and $59.0 million for the year ended December 31, 2022. The decline in stock-based compensation expense in 2023 as compared to 2022 was due to the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $3,995.4 million, or 81.8% of revenue for 2023 and $4,877.1 million, or 81.0% for 2022. The decrease in absolute dollars of commissions and other related expense, excluding the non-cash stock-based compensation, was primarily driven the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market. The unfavorable 80 basis points increase in commissions and other related expense, excluding the non-cash stock-based compensation expense, expressed as a percentage of revenue in the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to there being no Agent Equity Program contributions in the current year period as the Agent Equity Program was discontinued for 2023. Excluding the impact of $47.5 million in Agent Equity Program contributions made during the year ended December 31, 2022, Commissions and other related expense as a percentage of revenue was remained relatively flat for 2023 compared to 2022.
Sales and marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$435.4	$575.1	$(139.7)	(24.3%)
Percentage of revenue	8.9%	9.6%
Sales and marketing expense decreased by $139.7 million, or 24.3%, for 2023 compared to 2022. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $35.0 million for the year ended December 31, 2023 and $42.0 million for the year ended December 31, 2022. The decrease in stock-based compensation expense for 2023 as compared to 2022 was due to lower headcount resulting from the aforementioned workforce reductions. Sales and marketing expense excluding such non-cash stock-based compensation expense was $400.4 million, or 8.2% of revenue for 2023 and $533.1 million, or 8.9% for 2022, respectively. The decrease in sales and marketing expense in absolute dollars and on a percentage of revenue, excluding the non-cash stock-based compensation expense, was primarily due to a decrease in agent marketing and advertising and compensation and other personnel-related costs due to decreased headcount.

Operations and support

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Operations and support	$326.9	$392.4	$(65.5)	(16.7%)
Percentage of revenue	6.7%	6.5%
Operations and support expense decreased by $65.5 million, or 16.7%, for 2023 compared to 2022. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $16.1 million for the year ended December 31, 2023 and $15.6 million for the year ended December 31, 2022, which remained relatively flat. Operations and support expense excluding such non-cash stock-based compensation expense was $310.8 million, or 6.4% of revenue for 2023 and $376.8 million, or 6.3% for 2022. The decrease in absolute dollars, excluding such non-cash stock-based compensation expense, was primarily driven by a decrease in compensation and other personnel-related costs due to decreased headcount. As a percentage of revenue, Operations and support expense, excluding such non-cash stock-based compensation expense, was relatively flat when compared to 2022.
Research and development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Research and development	$184.5	$360.3	$(175.8)	(48.8%)
Percentage of revenue	3.8%	6.0%
Research and development expense decreased by $175.8 million, or 48.8%, for 2023 compared to 2022. Included in Research and development expense were non-cash expenses related to stock-based compensation of $45.7 million for the year ended December 31, 2023 and $57.5 million for the year ended December 31, 2022. The decrease in stock-based compensation expense for 2023 as compared to 2022 was primarily driven by workforce reductions taken in connection with our restructuring activities. Research and development expense excluding such non-cash stock-based compensation expense was $138.8 million, or 2.8% of revenue for 2023 and $302.8 million, or 5.0% for 2022. The decrease in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense, was primarily driven by lower research and development related headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives.
General and administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
General and administrative	$125.7	$208.1	$(82.4)	(39.6%)
Percentage of revenue	2.6%	3.5%
General and administrative expense decreased by $82.4 million, or 39.6%, for 2023 compared to 2022. During the year ended December 31, 2022, General and administrative expense includes a charge of $10.5 million in connection with the Realogy Holdings Corp. matter (the "Litigation Matter"). Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $49.8 million for 2023 and $60.4 million for 2022. The decrease in stock-based compensation expense for 2023 as compared to 2022 was primarily due to decreased expense for awards resulting from decreased headcount. General and administrative expense excluding such non-cash stock-based compensation expense and the Litigation Matter was $75.9 million, or 1.6% of revenue for 2023 and $137.2 million, or 2.3% of revenue for 2022. The decrease in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense and the Litigation Matter, was primarily driven by lower headcount resulting from our aforementioned workforce reductions and other cost reduction initiatives. In addition, during the year ended December 31, 2023, General and administrative expense includes a benefit of $7.2 million for tax refunds resulting from a change in estimates for certain state taxes paid in prior years. Due to this change, these state taxes will now be included in the Income tax benefit line of our consolidated statements of operations.
Restructuring costs

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$30.4	$49.1	$(18.7)	(38.1%)
Percentage of revenue	0.6%	0.8%
Restructuring costs during the year ended December 31, 2023 primarily consisted of costs associated with workforce reduction actions and lease terminations. Restructuring costs during the year ended December 31, 2022 primarily consisted of costs associated with workforce reduction actions and the wind-down of Modus. See Note 17 - "Restructuring Activities" in our consolidated financial statements included elsewhere in this Annual Report, for information.
Depreciation and amortization

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$90.0	$86.3	$3.7	4.3%
Percentage of revenue	1.8%	1.4%
Depreciation and amortization expense increased by $3.7 million, or 4.3%, for 2023 compared to 2022. The increase in absolute dollars and on a percentage of revenue basis was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed during the year ended December 31, 2023 and 2022. During the year ended December 31, 2023, Depreciation and amortization also includes $5.3 million related to acceleration of depreciation for fixed assets, including leasehold improvements, furniture and fixtures related to office leases we have exited associated with our restructuring activities. During the year ended December 31, 2022, Depreciation and amortization includes the acceleration of $7.1 million of amortization in connection the discontinued use of certain intangible assets associated with the wind-down of Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited.
Investment income, net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$8.5	$2.8	$5.7	203.6%
During the year ended December 31, 2023, investment income was $8.5 million and during year ended December 31, 2022, investment income was $2.8 million. Investment income, net increased during the year ended December 31, 2023 as a result of increased average interest rates on our short-term interest-bearing investments.
Interest expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Interest expense	$10.8	$3.6	$7.2	200.0%

Interest expense increased by $7.2 million, or 200.0%, for 2023 compared to 2022. The increase was driven by the interest expense incurred on both our Concierge Facility and Revolving Credit Facility, including the commitment fees related to the available borrowing capacities on such facilities and the amortization of the issuance costs of such facilities.
Benefit from income taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$0.4	$0.9	$(0.5)	(55.6%)

Benefit from income taxes decreased by $0.5 million, or 55.6%, for 2023 compared to 2022. The change resulted from an increase in state income tax expense and a decrease in income tax benefits from acquisition related activities.
Equity in loss of unconsolidated entity

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$3.3	$12.2	$(8.9)	(73.0%)
During the year ended December 31, 2023, equity in loss of unconsolidated entity was $3.3 million, and during the year ended December 31, 2022, equity in loss of unconsolidated entity was $12.2 million. These losses are from our mortgage joint venture with Guaranteed Rate, Inc., which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Year Ended December 31,
	2023	2022	2021
Total Transactions	178,848	211,538	225,272
Gross Transaction Value (in billions)	$186.1	$230.3	$254.2
Average Number of Principal Agents(1)	13,973	13,296	11,180
Net loss attributable to Compass, Inc. (in millions)	$(321.3)	$(601.5)	$(494.1)
Net loss attributable to Compass, Inc. margin	(6.6)%	(10.0)%	(7.7)%
Adjusted EBITDA(2) (in millions)	$(38.9)	$(210.0)	$1.6
Adjusted EBITDA margin(2)	(0.8)%	(3.5)%	—%
(1)During the first quarter of 2023, the Company began to utilize an updated methodology for tracking and reporting its agent statistics. The Company's Average Number of Principal Agents reported in this Annual Report is based on the updated methodology.
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

Our Total Transactions for the year ended December 31, 2023 were 178,848, a decrease of 15.5% from the year ended December 31, 2022. The decline was primarily driven by the macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market partially offset by agent additions.
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
Our Gross Transaction Value for the year ended December 31, 2023 was $186.1 billion, a decrease of 19.2% from the year ended December 31, 2022. The macroeconomic conditions that contributed to the slowdown in the U.S. residential real estate market resulted in period-over-period declines in both Total Transactions and Gross Transaction Value.
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
Our Average Number of Principal Agents for the year ended December 31, 2023 was 13,973, representing an increase of 5.1% from the year ago period. During the first quarter of 2023, we began to utilize an updated methodology for tracking and reporting our agent statistics. Our Average Number of Principal Agents reported in this Annual Report is based on the updated methodology. Our principal agents generate revenue across a diverse set of real estate markets in the United States.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and acquisition consideration treated as compensation expense over underlying retention periods and (iii) litigation charge in connection with the Litigation Matter. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions, except percentages):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Compass, Inc.	$(321.3)	$(601.5)	$(494.1)
Adjusted to exclude the following:
Depreciation and amortization	90.0	86.3	64.4
Investment income, net	(8.5)	(2.8)	(0.1)
Interest expense	10.8	3.6	2.4
Stock-based compensation	158.2	234.5	386.3
Benefit from income taxes	(0.4)	(0.9)	(2.5)
Restructuring costs	30.4	49.1	—
Acquisition-related expenses(1)	1.9	11.2	23.9
Litigation charges(2)	—	10.5	21.3
Adjusted EBITDA	$(38.9)	$(210.0)	$1.6
Net loss attributable to Compass, Inc. margin	(6.6)%	(10.0)%	(7.7)%
Adjusted EBITDA margin	(0.8)%	(3.5)%	—%
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for more information.
(2)Represents a charge of $10.5 million incurred during the year ended December 31, 2022 in connection with the Realogy Holdings Corp. matter and a charge of $21.3 million incurred during the year ended December 31, 2021 in connection with the settlement of the Avi Dorfman and RentJolt, Inc. matter. See Note 11 to our consolidated financial statements included in the 2022 and 2021 Form 10-K for more information.
Adjusted EBITDA was a loss of $38.9 million compared to a loss of $210.0 million during the years ended December 31, 2023 and 2022, respectively. The decrease in Adjusted EBITDA loss during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily a result of the impact of our workforce reductions and cost reduction initiatives outpacing the impact of a slow down in revenue resulting from the current macroeconomic conditions impacting the U.S. residential real estate market as described in more detail under the section entitled “—Recent Developments”.
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

	Year Ended December 31, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,007.0	$435.4	$326.9	$184.5	$125.7
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(35.0)	(16.1)	(45.7)	(49.8)
Acquisition-related expenses	—	—	(1.9)	—	—
Non-GAAP Basis	$3,995.4	$400.4	$308.9	$138.8	$75.9

	Year Ended December 31, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,936.1	$575.1	$392.4	$360.3	$208.1
Adjusted to exclude the following:
Stock-based compensation	(59.0)	(42.0)	(15.6)	(57.5)	(60.4)
Acquisition-related expenses	—	—	(11.2)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$4,877.1	$533.1	$365.6	$302.8	$137.2

	Year Ended December 31, 2021
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$5,310.5	$510.4	$374.9	$365.3	$288.5
Adjusted to exclude the following:
Stock-based compensation	(128.7)	(38.4)	(16.9)	(92.7)	(109.6)
Acquisition-related expenses	—	—	(23.9)	—	—
Litigation charge	—	—	—	—	(21.3)
Non-GAAP Basis	$5,181.8	$472.0	$334.1	$272.6	$157.6
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of December 31, 2023, we had cash and cash equivalents of $166.9 million and an accumulated deficit of $2.5 billion.
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
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our decision to resume expansion into new geographic markets, continued investment in integrated services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition”.
Concierge Facility
In July 2020, we entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021,

August 5, 2022 and August 4, 2023. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance, in part, our Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. The interest rate on the Concierge Facility was 8.93% as of December 31, 2023. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended. As of December 31, 2023 and 2022, there were $24.8 million and $31.9 million, respectively, in borrowings outstanding under the Concierge Facility.
We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2023, we were in compliance with the covenants under the Concierge Facility.
Revolving Credit and Guaranty Agreement
In March 2021, we entered into a Revolving Credit and Guaranty Agreement, or the Revolving Credit Facility, with Barclays Bank PLC, as administrative agent and as collateral agent, or the Administrative Agent, and certain other lenders, which was subsequently amended on May 1, 2023. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries and are secured by a first priority security interest in substantially all of our assets and subsidiary guarantors.
Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate, or SOFR, plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00%, and (d) 1.00%. The SOFR term rate is determined by the Administrative Agent as the forward-looking term rate plus a 0.10% adjustment. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum, fees associated with letters of credit and administrative and arrangement fees. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended.
We have the option to repay our borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $43.8 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to us and our restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) we maintain liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of December 31, 2023, we were in compliance with the financial covenants under the Revolving Credit Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net cash used in operating activities	$(25.9)	$(291.7)	$(28.6)
Net cash used in investing activities	(11.7)	(100.1)	(192.5)
Net cash (used in) provided by financing activities	(157.4)	135.4	399.3
Net (decrease) increase in cash and cash equivalents	$(195.0)	$(256.4)	$178.2
Operating Activities
For 2023, net cash used in operating activities was $25.9 million. The outflow was primarily due to a $320.1 million net loss adjusted for $259.2 million of non-cash charges being offset by a net cash inflow due to changes in assets and liabilities of $35.0 million. The non-cash charges are primarily related to $158.2 million of stock-based compensation expense, $90.0 million of depreciation and amortization expense, $4.4 million of bad debt expense and $3.3 million of equity in loss of unconsolidated entity. The changes in assets and liabilities resulted in a cash inflow primarily due to a $21.4 million decrease in other currents assets, a $18.0 million decrease in Compass Concierge receivables, a $11.6 million increase in Commissions payable and a decrease of $9.1 million in other non-current assets. The cash inflow from operations was partially offset by a decrease of $10.6 million in accrued expenses and other liabilities, a decrease of $9.8 million in accounts payable due to timing of payments, an increase of $3.5 million in accounts receivable due to timing of receipts and a $1.2 million outflow from net operating lease right-of-use assets and operating lease liabilities.
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
Investing Activities
During 2023, net cash used by investing activities was $11.7 million, consisting of $11.2 million in capital expenditures and $1.2 million for investment in an unconsolidated entity, partially offset by $0.7 million in net cash acquired from acquisitions. The investment in an unconsolidated entity represents our investment in our mortgage joint venture with Guaranteed Rate, Inc. that we formed in 2021.
During 2022, net cash used by investing activities was $100.1 million, consisting of $70.1 million in capital expenditures, $15.0 million in payments for acquisitions, net of cash acquired, and $15.0 million for investment in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in our mortgage joint venture with Guaranteed Rate, Inc. that we formed in 2021.
During 2021, net cash used by investing activities was $192.5 million, consisting of $137.4 million in payments for acquisitions, net of cash acquired, $50.1 million in capital expenditures and $5.0 million for investment in an unconsolidated entity. The investment in an unconsolidated entity represents our investment in our joint venture that we formed in 2021.
Financing Activities
During 2023, net cash used in financing activities was $157.4 million, primarily consisting of $150.0 million in net repayments of drawdowns on the Revolving Credit Facility, $23.5 million in taxes paid related to net share settlement of equity awards, $14.6 million in payments related to acquisitions, including payments of contingent consideration, and $7.1 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $32.3 million in proceeds from the issuance of common stock in connection with the Strategic Transaction (see Note 12 to our consolidated financial statements included elsewhere in this Annual Report for more information), $4.5 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease obligations(1)	$589.2	$121.2	$200.0	$148.0	$120.0
Other acquisition related compensation	2.9	1.0	1.3	0.6	—
Estimated undiscounted contingent consideration payments	31.8	4.5	4.6	14.6	8.1
Acquisition related payables	1.1	0.7	0.4	—	—
Purchase obligations	88.0	48.5	39.1	0.4	—
Total	$713.0	$175.9	$245.4	$163.6	$128.1
__________
(1)As of December 31, 2023, the Company has additional operating leases for real estate that have not yet commenced of $10.0 million payable through 2033, which have been excluded from above.
As of December 31, 2023, there were $24.8 million in borrowings outstanding under the Concierge Facility. We are required to pay an annual commitment fee of 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. In addition, borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The effective interest rate was 8.93% as of December 31, 2023. The principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended. For additional information, see the section titled “—Liquidity and Capital Resources—Concierge Facility.”
As of December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility and outstanding letters of credit totaled approximately $43.8 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to SOFR plus a margin of 1.50%. During an event of default under the Revolving Credit Facility the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of

0.175% per annum, fees associated with letters of credit and administrative and arrangement fee. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended. For additional information, see the section titled “—Liquidity and Capital Resources—Revolving Credit and Guaranty Agreement.”
We have irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2023, we were contingently liable for $44.4 million, under these letters of credit. As of December 31, 2023, $43.8 million and $0.6 million of these letters of credit are collateralized by our Revolving Credit Facility and cash and cash equivalents, respectively.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $120.0 million and $136.7 million as of December 31, 2023 and 2022, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Although our agents are independent contractors, they cannot execute a real estate transaction without a brokerage license, which the Company possesses. We have the only contractual relationship for the sale or exchange of real estate with their clients. Accordingly, we are the principal in our transactions with home buyers and sellers. As principal, we recognize revenue in the gross amount of consideration to which we receive in exchange for those services.
We concluded that our brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since we are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. We operate exclusively in the United States and generate substantially all of our revenue from commissions from home sellers and buyers. In addition to commission revenue, we generate revenue through integrated services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2023, 2022 and 2021.
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
We also issue RSUs to employees, affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, we previously offered RSUs to affiliated agents through our Agent Equity Program. The Agent Equity Program offered affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. We discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
Our RSUs granted prior to December 2020 generally vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years, except for the RSUs associated with the 2020 Agent Equity Program which vested immediately on the date of issuance. The liquidity event-based vesting condition is satisfied on the occurrence of a qualifying event, generally defined as a change in control or the effective date of the registration statement for our IPO. The fair value of these RSUs was measured based on the fair value of our common stock on the grant date and was recognized as expense when both the required service-based vesting condition and the liquidity event-based vesting condition were achieved using the accelerated attribution method. The liquidity event-based vesting requirement was met on March 31, 2021, the effective date of the our registration statement, see Note 1 to our consolidated financial statements included in this Annual Report—“Business—Initial Public Offering.”
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
For RSUs granted in connection with the 2021 and 2022 Agent Equity Programs, we determined the value of the stock-based compensation expense at the time the underlying commission was earned and recognized the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability throughout the service period and was reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were issued.
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

Interest Rate Risk
Our cash and cash equivalents as of December 31, 2023 consisted of $166.9 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.75%. As of December 31, 2023, we had a total outstanding balance of $24.8 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
Foreign Currency Exchange Risk
As our operations in India have been limited and we do not maintain a significant balance of foreign currency, we do not currently face significant risk with respect to foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Compass, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Compass, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Commissions Revenue

As described in Note 2 to the consolidated financial statements, the Company generates revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. The Company holds the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore controls those services that are necessary to legally transfer real estate between home sellers and buyers. Management concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e., purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generated revenue of $4,885 million for the year ended December 31, 2023, of which substantially all was generated from commissions from home sellers and buyers.

The principal considerations for our determination that performing procedures relating to revenue recognition - commissions revenue is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to revenue recognition. As disclosed by management, a material weakness existed during the year related to the Company’s control environment, which impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the commissions revenue process. These procedures also included, among others, testing the completeness, accuracy, and occurrence of revenue recognized for commissions revenues for a sample of revenue transactions by (i) obtaining and inspecting source documents, such as customer contracts and related closing documentation, (ii) recalculating the commissions revenue, and (iii) vouching to cash receipts, as applicable.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2024
We have served as the Company’s auditor since 2014.

Compass, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$166.9	$361.9
Accounts receivable, net of allowance of $8.6 and $9.0, respectively	36.6	36.6
Compass Concierge receivables, net of allowance of $13.2 and $14.7, respectively	24.0	42.9
Other current assets	54.5	76.5
Total current assets	282.0	517.9
Property and equipment, net	151.7	192.5
Operating lease right-of-use assets	408.5	483.2
Intangible assets, net	77.6	99.3
Goodwill	209.8	198.4
Other non-current assets	30.7	41.8
Total assets	$1,160.3	$1,533.1
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18.4	$28.1
Commissions payable	59.6	48.0
Accrued expenses and other current liabilities	90.8	164.9
Current lease liabilities	98.9	94.6
Concierge credit facility	24.8	31.9
Revolving credit facility	—	150.0
Total current liabilities	292.5	517.5
Non-current lease liabilities	410.2	486.5
Other non-current liabilities	25.6	8.4
Total liabilities	728.3	1,012.4
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at December 31, 2023 and 2022; 484,893,266 and 438,098,194 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	2,946.5	2,713.6
Accumulated deficit	(2,517.8)	(2,196.5)
Total Compass, Inc. stockholders’ equity	428.7	517.1
Non-controlling interest	3.3	3.6
Total stockholders’ equity	432.0	520.7
Total liabilities and stockholders’ equity	$1,160.3	$1,533.1
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$4,885.0	$6,018.0	$6,421.0
Operating expenses:
Commissions and other related expense	4,007.0	4,936.1	5,310.5
Sales and marketing	435.4	575.1	510.4
Operations and support	326.9	392.4	374.9
Research and development	184.5	360.3	365.3
General and administrative	125.7	208.1	288.5
Restructuring costs	30.4	49.1	—
Depreciation and amortization	90.0	86.3	64.4
Total operating expenses	5,199.9	6,607.4	6,914.0
Loss from operations	(314.9)	(589.4)	(493.0)
Investment income, net	8.5	2.8	0.1
Interest expense	(10.8)	(3.6)	(2.4)
Loss before income taxes and equity in loss of unconsolidated entity	(317.2)	(590.2)	(495.3)
Benefit from income taxes	0.4	0.9	2.5
Equity in loss of unconsolidated entity	(3.3)	(12.2)	(1.3)
Net loss	(320.1)	(601.5)	(494.1)
Net income attributable to non-controlling interests	(1.2)	—	—
Net loss attributable to Compass, Inc.	$(321.3)	$(601.5)	$(494.1)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.69)	$(1.40)	$(1.51)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	466,522,935	428,169,180	326,336,128
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity (Deficit)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	237,047,550	$1,486.7	122,971,900	$—	$238.0	$(1,100.9)	$(862.9)	$—	$(862.9)
Net loss	—	—	—	—	—	(494.1)	(494.1)	—	(494.1)
Acquisition related non-controlling interest	—	—	—	—	—	—	—	3.8	3.8
Conversion of Series D convertible preferred stock	(15,920,450)	(67.6)	15,920,450	—	67.6	—	67.6	—	67.6
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(221,127,100)	(1,419.1)	223,033,725	—	1,419.1	—	1,419.1	—	1,419.1
Issuance of common stock in connection with the initial public offering, net of issuance costs	—	—	26,296,438	—	438.7	—	438.7	—	438.7
Issuance of shares in connection with acquisitions	—	—	855,740	—	10.1	—	10.1	—	10.1
Issuance of common stock upon exercise of stock options	—	—	9,318,012	—	21.3	—	21.3	—	21.3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	10,871,486	—	(62.4)	—	(62.4)	—	(62.4)
Vesting of early exercised stock options	—	—	—	—	5.0	—	5.0	—	5.0
Stock-based compensation	—	—	—	—	301.4	—	301.4	—	301.4
Balances at December 31, 2021	—	$—	409,267,751	$—	$2,438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	—	—	(601.5)	(601.5)	—	(601.5)
Other activity related to non-controlling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares in connection with acquisitions	—	—	1,033,340	—	3.6	—	3.6	—	3.6
Issuance of common stock upon exercise of stock options	—	—	4,145,127	—	9.0	—	9.0	—	9.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	9,464,159	—	(23.5)	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	—	—	5.5	—	5.5	—	5.5
Issuance of common stock in connection with the 2021 Agent Equity Program	—	—	13,608,896	—	100.0	—	100.0	—	100.0
Issuance of common stock under the ESPP	—	—	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	—	—	177.9	—	177.9	—	177.9
Balances at December 31, 2022	—	$—	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	—	—	(321.3)	(321.3)	1.2	(320.1)
Other activity related to non-controlling interests	—	—	—	—	—	—	—	(1.5)	(1.5)
Issuance of shares in connection with acquisitions	—	—	5,737,060	—	17.9	—	17.9	—	17.9
Issuance of common stock upon exercise of stock options	—	—	2,963,701	—	4.5	—	4.5	—	4.5
Issuance of common stock upon settlement of RSUs, net of taxes withheld	—	—	14,229,086	—	(23.5)	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	—	—	0.6	—	0.6	—	0.6
Issuance of common stock in connection with the 2022 Agent Equity Program	—	—	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the ESPP	—	—	759,835	—	2.5	—	2.5	—	2.5
Issuance of common stock in connection with the Strategic Transaction	—	—	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	—	—	147.6	—	147.6	—	147.6
Balances at December 31, 2023	—	$—	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(320.1)	$(601.5)	$(494.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90.0	86.3	64.4
Stock-based compensation	158.2	234.5	386.3
Equity in loss of unconsolidated entity	3.3	12.2	1.3
Change in acquisition related contingent consideration	2.6	(2.2)	(4.7)
Bad debt expense	4.4	7.3	8.9
Amortization of debt issuance costs	0.7	0.9	1.1
Changes in operating assets and liabilities:
Accounts receivable	(3.5)	6.5	8.5
Compass Concierge receivables	18.0	(11.7)	9.4
Other current assets	21.4	17.6	(40.0)
Other non-current assets	9.1	9.8	(11.8)
Operating lease right-of-use assets and operating lease liabilities	(1.2)	5.8	2.4
Accounts payable	(9.8)	(4.8)	(3.3)
Commissions payable	11.6	(15.9)	(0.3)
Accrued expenses and other liabilities	(10.6)	(36.5)	43.3
Net cash used in operating activities	(25.9)	(291.7)	(28.6)
Investing Activities
Investment in unconsolidated entity	(1.2)	(15.0)	(5.0)
Capital expenditures	(11.2)	(70.1)	(50.1)
Payments for acquisitions, net of cash acquired	0.7	(15.0)	(137.4)
Net cash used in investing activities	(11.7)	(100.1)	(192.5)
Financing Activities
Proceeds from exercise and early exercise of stock options	4.5	9.0	26.9
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	2.5	2.3	—
Taxes paid related to net share settlement of equity awards	(23.5)	(23.5)	(62.4)
Proceeds from drawdowns on Concierge credit facility	55.4	59.0	39.5
Repayments of drawdowns on Concierge credit facility	(62.5)	(43.3)	(31.7)
Proceeds from drawdowns on Revolving credit facility	75.0	150.0	—
Repayments of drawdowns on Revolving credit facility	(225.0)	—	—
Proceeds from issuance of common stock in connection with the Strategic Transaction	32.3	—	—
Payments related to acquisitions, including contingent consideration	(14.6)	(17.5)	(10.7)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	—	439.6
Other	(1.5)	(0.6)	(1.9)
Net cash (used in) provided by financing activities	(157.4)	135.4	399.3
Net (decrease) increase in cash and cash equivalents	(195.0)	(256.4)	178.2
Cash and cash equivalents at beginning of period	361.9	618.3	440.1
Cash and cash equivalents at end of period	$166.9	$361.9	$618.3
Supplemental disclosures of cash flow information:
Cash paid for interest	$9.0	$2.3	$1.3
Supplemental non-cash information:
Issuance of common stock for acquisitions	$17.9	$3.6	$10.1
Conversion of convertible preferred stock in connection with initial public offering	$—	$—	$1,419.1
Conversion of Series D convertible preferred stock	$—	$—	$67.6

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

Compass, Inc.
Notes to Consolidated Financial Statements
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
During the years ended December 31, 2023 and 2022, the Company enacted various restructuring actions designed to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. As the residential real estate market and related transaction volumes may remain challenging throughout 2024, operating losses and negative cash flows from operations will continue for certain quarterly periods in the foreseeable future. The Company will continue to assess the impact that changing macroeconomic factors and the slowdown of the U.S. residential real estate market, as well as other factors such as litigation risks, will have on its business and may need to adjust its operations, including further operating expense reductions, as necessary. There is no assurance that the Company will be successful in further adjusting its operating expenses to align to the changing real estate market conditions.
As of December 31, 2023 and 2022, the Company held cash and cash equivalents of approximately $166.9 million and $361.9 million, respectively. Additionally, the Company has a Revolving Credit Facility that matures in March 2026, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of December 31, 2023, the Company had $306.2 million available to be drawn under the Revolving Credit Facility. Further, the Company was in compliance with each of the financial and non-financial covenants. See Note 9 — "Debt" for further details. The Company's operating cash flows vary depending on the seasonality of the real estate business. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.

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
Foreign Currency
The Company established its first foreign subsidiary in India in 2020. The functional currency of the entity is U.S. dollars. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Realized and unrealized gains and losses from foreign exchange were immaterial for the years ended December 31, 2023, 2022 and 2021.
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

	December 31,
	2023	2022
Opening balance	$9.0	$7.1
Allowances	3.6	5.5
Net write-offs and other	(4.0)	(3.6)
Closing balance	$8.6	$9.0

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
No material impairment losses for long-lived assets have been recognized in any of the periods presented.
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
If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company has not recorded any impairments related to goodwill as of December 31, 2023.
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
Although the Company’s agents are independent contractors, they cannot execute a real estate transaction without a brokerage license, which the Company possesses. The Company has the only contractual relationship for the sale or exchange of real estate with their clients. Accordingly, the Company is the principal in its transactions with home buyers and sellers. As principal, the Company recognizes revenue in the gross amount of consideration to which the Company expects to receive in exchange for those services.
The Company concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generates substantially all of its revenue from commissions from home sellers and buyers. In addition to commission revenue, the Company generates revenue through integrated services related to the home transaction such as title and escrow services which comprised an immaterial amount of the consolidated revenue for the years ended December 31, 2023, 2022 and 2021.
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
Sales and Marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for the Company’s regional offices, agent acquisition incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Advertising costs were $96.6 million, $147.1 million and $118.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation costs includes salaries, taxes, benefits, bonuses and stock-based compensation.

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
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred tax assets and liabilities are classified as non-current in accordance with Accounting Standard Update (“ASU”) 2015-17. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.
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
The carrying amount of the Company’s financial instruments including Cash and cash equivalents, Accounts receivable, Compass Concierge receivables, Accounts payable and Commissions payable approximate their respective fair values because of their short maturities. As of December 31, 2023 and 2022, the carrying amount of the Company’s debt facilities approximates fair value as the stated interest rate approximates market rates currently available to the Company.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendment is effective for public companies with fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment should be applied prospectively to business combinations occurring on or after the effective date. The Company adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This ASU also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. An update was also issued expanding the scope of this guidance. The guidance provides optional expedients and exceptions for applying GAAP to contracts or other transactions affected by reference rate reform if certain criteria are met. The guidance was issued on March 12, 2020 and may be applied prospectively through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has evaluated applicable contracts and transactions and determined the standard did not have a material impact on the Company’s consolidated financial statements.
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

Compass, Inc.
Notes to Consolidated Financial Statements
2023 Acquisitions
During the year ended December 31, 2023, the Company completed the acquisition of 100% of the ownership interests in two residential real estate brokerages and acquired the assets of a smaller residential real estate brokerage. The purpose of these acquisitions was to expand the Company’s existing brokerage business in key domestic markets. The Company has accounted for these transactions as business combinations.
The consideration for the acquisitions completed during the year ended December 31, 2023 is primarily comprised of $6.8 million in the Company's Class A common stock, $1.1 million of cash paid at closing, an additional $1.0 million to be paid at a later date and an estimated $14.0 million of additional Class A common stock and cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2033. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: $10.8 million of customer relationships; $4.7 million of other current and non-current assets; and $6.1 million of other current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $11.4 million. The acquired customer relationships are being amortized over the estimated useful lives of approximately 5 years.
Approximately $0.6 million of the goodwill recorded during the year ended December 31, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $8.7 million dependent on the payment of certain contingent consideration, holdback and acquisition-related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
The Company has recorded the preliminary purchase price allocation as of the acquisition dates and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the respective transactions. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.
Pro forma revenue and earnings for 2023 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
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
The total consideration for acquisitions completed during the year ended December 31, 2022 comprised $12.1 million of cash, net of cash acquired, $0.8 million in Class A common stock of the Company and an estimated $3.6 million of additional cash that may be paid contingent on certain earnings-based targets being met through 2029. Future cash payments were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheets.
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
None of the goodwill recorded during the year ended December 31, 2022 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $2.6 million dependent on the payment of certain

Compass, Inc.
Notes to Consolidated Financial Statements
contingent consideration, holdbacks and acquisition-related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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
During 2021, the Company completed two asset acquisitions of smaller residential real estate brokerages in connection with ongoing agent recruitment efforts in key domestic markets. The consideration for these two acquisitions comprised $13.2 million in cash, net of cash acquired, $5.8 million in the Company’s Class A common stock and an estimated $3.4 million of additional cash that may be paid contingent on certain earnings-based targets being met. During the year ended December 31, 2021, the Company recorded net assets of $23.9 million primarily comprised of customer relationships. Such amounts are also included in the tables below.
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

Compass, Inc.
Notes to Consolidated Financial Statements

(1)
Approximately $59.0 million of the goodwill is deductible for tax purposes. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its domestic deferred tax assets.

(2)	The identified intangible assets have a useful life of 2-9 years.
Pro forma revenue and earnings for 2021 acquisitions have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of December 31, 2023, the undiscounted estimated payment under these arrangements was $31.8 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Opening balance	$14.0	$24.4	$39.8
Acquisitions	14.0	3.6	5.6
Fair value losses (gains) included in net loss	2.6	(2.2)	(4.7)
Payments	(9.7)	(11.8)	(16.3)
Closing balance	$20.9	$14.0	$24.4
Other Acquisition Related Compensation
In connection with the Company’s acquisitions, a portion of the cash and equity consideration amounts paid or to be paid to the selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. Accordingly, this consideration is accounted for as compensation for future services and the Company recognizes the expenses over the underlying retention periods. As of December 31, 2023, the Company expects to pay an additional $2.9 million in future cash consideration to sellers in connection with these arrangements. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.6 million, $13.4 million and $28.6 million, respectively, in compensation expense within Operations and support in the accompanying consolidated statements of operations related to these arrangements.
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
OriginPoint is owned 49.9% by the Company and 50.1% by Guaranteed Rate. The Company and Guaranteed Rate each contributed capital of $5.0 million when OriginPoint was formed in July 2021. The Company has contributed $1.2 million and $15.0 million of additional capital during the year ended December 31, 2023 and 2022. The Company is accounting for OriginPoint as an equity method investment and will record its equity earnings or losses related to OriginPoint within Equity in loss of unconsolidated entity in the consolidated statements of operations.
The Company’s investment in OriginPoint had a balance of $4.4 million at December 31, 2023 and is included within Other non-current assets on the accompanying consolidated balance sheet. The Company recorded equity losses of $3.3 million, $12.2 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. No dividends were received by the Company during the years ended December 31, 2023 and 2022.

Compass, Inc.
Notes to Consolidated Financial Statements
OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass.
5. Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $166.9 million and $361.9 million as of December 31, 2023 and 2022, respectively, are held in cash, money market funds and U.S. treasury securities which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $20.9 million and $14.0 million as of December 31, 2023 and 2022, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 — “Business Combinations and Asset Acquisitions” for changes in contingent consideration during the years ended December 31, 2023, 2022 and 2021. The following tables present the balances of contingent consideration as presented in the consolidated balance sheets (in millions):

	December 31,
	2023	2022
Accrued expenses and other current liabilities	$4.5	$10.0
Other non-current liabilities	16.4	4.0
Total contingent consideration	$20.9	$14.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	December 31,
	2023	2022
Leasehold improvements	$186.7	$192.3
Office furniture and equipment	36.9	37.1
Computer software and internally-developed software	42.7	37.9
Computer equipment	26.7	32.3
	292.9	299.6
Less: accumulated depreciation	(141.3)	(107.1)
Property and equipment, net	$151.7	$192.5
The Company recorded depreciation expense related to property and equipment of $57.1 million, $48.2 million and $38.5 million for the years ended December 31, 2023, 2022 and 2021, respectively which includes $12.3 million, $9.4 million and $6.0 million, respectively, related to capitalized internally–developed software.
The Company capitalized internally-developed software costs of $5.7 million and $17.0 million during the years ended December 31, 2023 and 2022, respectively.

Compass, Inc.
Notes to Consolidated Financial Statements
7. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2021	$188.3
Acquisitions	8.8
Measurement period adjustments	1.3
Balance at December 31, 2022	198.4
Acquisitions	11.4
Balance at December 31, 2023	$209.8
The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$160.1	$(92.0)	$68.1	2.9
Acquired technology	5 years	5.5	(2.9)	2.6	2.3
Trademarks	2-9 years	12.5	(5.9)	6.6	4.2
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$178.4	$(100.8)	$77.6

	December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$155.2	$(68.6)	$86.6	3.4
Acquired technology	5 years	5.5	(1.8)	3.7	3.3
Trademarks	2-9 years	13.0	(4.3)	8.7	4.9
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$174.0	$(74.7)	$99.3
Amortization expense was $32.9 million, $38.1 million and $25.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Compass, Inc.
Notes to Consolidated Financial Statements
Estimated future amortization expense for finite-lived intangible assets as of December 31, 2023 is as follows (in millions):

2024	$31.2
2025	24.9
2026	12.4
2027	6.0
2028	2.0
Thereafter	0.8
Total	$77.3
8. Other Current Assets and Accrued Expenses and Other Current Liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2023	2022
Prepaid agent incentives	$22.2	$48.4
Other	32.3	28.1
Other current assets	$54.5	$76.5
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2023	2022
Agent equity program	$—	$41.7
Accrued compensation	43.3	50.4
Other	47.5	72.8
Accrued expenses and other current liabilities	$90.8	$164.9
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the Concierge Facility was 8.93% as of December 31, 2023. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be

Compass, Inc.
Notes to Consolidated Financial Statements
reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2023, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $43.8 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and it’s restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of December 31, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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

Compass, Inc.
Notes to Consolidated Financial Statements
10. Leases
The components of lease costs for operating leases for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$109.8	$113.7	$102.3
Short-term lease costs	3.5	7.3	7.2
Sublease income	(5.1)	(3.7)	(3.2)
Variable lease costs	37.6	35.4	29.0
Total	$145.8	$152.7	$135.3
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized lease costs, net of sublease income, of $138.5 million, $141.5 million and $124.3 million, respectively, in Sales and marketing expenses and $7.3 million, $11.2 million and $11.0 million, respectively, in General and administrative expenses in the consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$126.9	$118.8	$106.3
Supplemental disclosure of non-cash leasing activities:
ROU assets obtained in exchange for new operating lease liabilities	$25.3	$94.7	$137.1
The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	December 31,
	2023	2022
Weighted average remaining lease term (years)	5.9	6.5
Weighted average discount rate	4.9%	4.6%

Compass, Inc.
Notes to Consolidated Financial Statements
Future undiscounted lease payments for the Company’s operating lease liabilities are as follows as of December 31, 2023 (in millions):

2024	$121.2
2025	106.7
2026	93.3
2027	78.6
2028	69.4
Thereafter	120.0
Total future lease payments	589.2
Less: imputed interest	(80.1)
Present value of lease liabilities	$509.1
As of December 31, 2023, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $10.0 million payable through 2031, which have been excluded from above.
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
The Company and its subsidiaries have been named as defendants in ten putative class action lawsuits (the "Antitrust Lawsuits") that allege, among other things, violations of Section 1 of the Sherman Act, 15 U.S.C. § 1.

Five of the putative class action lawsuits, captioned Gibson, et al. v. National Association of Realtors, et al., No. 4:23-cv-00788-FJG (W.D. Mo.) (“Gibson”), filed on October 31, 2023, Grace v. National Association of Realtors, et al., No. 3:23-cv-06352 (N.D. Cal.) (“Grace”), filed on December 8, 2023, Umpa, et al. v. National Association of Realtors, et al., 4:23-cv-00945 (W.D. Mo.) (“Umpa”), filed on December 27, 2023, Fierro, et al. v. National Association of Realtors, et al., Case No. 2:24-cv-00449 (C.D. Cal.) (“Fierro”), filed on January 17, 2024, and Boykin v. National Association of Realtors, et al., No. 2:24-cv-00340 (D. Nev.) (“Boykin”), filed on February 16, 2024, name the Company as a defendant and allege, among other things, that certain trade associations, including the National Association of Realtors, multiple listing services, and real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The plaintiffs in the Gibson and Umpa matters allege a nationwide scope, while the Grace and Fierro matters are limited in scope to Northern California and Southern California, respectively. The Company and the defendants in the Gibson and Umpa matter filed a series of motions to dismiss those complaints on February 26, 2024. The plaintiffs’ opposition to those motions are due on March 25, 2024, and replies are due on April 22, 2024.

Two of the putative class action lawsuits, March v. Real Estate Board of New York, et al., No. 1:23-cv-09995 (S.D.N.Y.) (“March”), filed on November 13, 2023, and Friedman v. Real Estate Board of New York, et al., Case No. 1:23-cv-09601 (S.D.N.Y.) (“Friedman”), filed on January 18, 2024, name the Company as a defendant and allege, among other things, that

Compass, Inc.
Notes to Consolidated Financial Statements
the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The Friedman and March matters also allege violations of the Donnelly Act, N.Y. Gen. Bus. § 340, and the March matter further seeks injunctive relief pursuant to Section 16 of the Clayton Act, 15 U.S.C. § 26. The Friedman and March matters are limited in scope to the New York City boroughs of Brooklyn, and Manhattan, respectively.

Two of the putative class action lawsuits, QJ Team, LLC, et al. v. Texas Association of Realtors, Inc., et al., No. 4:23-cv-01013 (E.D. Tx.) (“QJ Team”), filed on November 13, 2023, and Martin, et al. v. Texas Association of Realtors, Inc., et al., No. 423-cv-01104 (E.D. Tx.) (“Martin”), filed on December 14, 2023, name Realty Austin, LLC, a subsidiary of the Company, as a defendant and allege, among other things, that certain trade associations, including the Texas Association of Realtors, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers.

Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names the Company and seven other brokerages as defendants and alleges that the defendants entered into a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law antitrust statutes, violated state consumer protection statutes, and were unjustly enriched by industry rules that set the manner by which buyer’s brokers are compensated. The deadline to respond to the Batton II complaint is April 5, 2024. The allegations in Batton II are substantially similar to those contained in the case captioned Batton, et al. v. National Association of Realtors, et al., No. 1:21-cv-00430 (N.D. Ill.) (“Batton I”), filed on January 25, 2021, which does not name the Company but names the National Association of Realtors and seven other brokerages. On February 20, 2024, in Batton I, the Court granted the defendants’ Motion to Dismiss in part and denied in part, allowing most of the case to proceed.

On December 27, 2023, plaintiffs in the Gibson and Umpa matters filed a motion before the United States Judicial Panel on Multidistrict Litigation (“JPML”), captioned In re Real Estate Commission Litigation, No. 48 (J.P.M.L.), seeking to transfer and consolidate for pretrial proceedings the Gibson, Umpa, Grace, March, QJ Team, Martin, and three additional putative class actions to which the Company has not been named as a party, to one multidistrict litigation. The deadline to respond to the complaints in the Martin, QJ Team, and March matters have been stayed pending a decision from the JPML on consolidation.

The Company is unable to predict the outcome of this action or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The Company plans to vigorously defend itself against all claims. The ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, results of operations, and cash flow.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2023 and 2022, the Company was contingently liable for $44.4 million and $48.0 million, respectively, under these letters of credit. As of December 31, 2023, $43.8 million and $0.6 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively. As of December 31, 2022, $33.0 million and $15.0 million of these letters of credit were collateralized by the Company’s Revolving Credit Facility and cash and cash equivalents, respectively.
Escrow and Trust Deposits
As a service to its home buyers and home seller clients, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $120.0 million and $136.7 million as of December 31, 2023 and 2022, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

Compass, Inc.
Notes to Consolidated Financial Statements
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
During April 2021, in connection with the IPO, all series of the Company’s convertible preferred stock then outstanding were converted into 223.0 million shares of Class A common stock and the Company reclassified $1.4 billion of Convertible preferred stock to Additional paid-in-capital. As of December 31, 2023 and 2022, the Company had no convertible preferred stock outstanding.
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of December 31, 2023 and 2022, there are no shares of the Company’s preferred stock issued and outstanding.
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2021, the Company had 2.3 million shares of Class A common stock issued and held as treasury stock which were subsequently retired on July 1, 2021.
The followings tables reflect the authorized, issued and outstanding shares for each of the common share classes as of December 31, 2023 and 2022:

	December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	465,633,122	465,633,122
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	19,260,144	19,260,144
Total	13,850,000,000	484,893,266	484,893,266

	December 31, 2022
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	419,842,991	419,842,991
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	18,255,203	18,255,203
Total	13,850,000,000	438,098,194	438,098,194
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
Strategic Transaction
In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the "Strategic Transaction") under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment is dependent on a volume-weighted stock price target for the Company's Class A common stock and is payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered). As of December 31, 2023, the Company has estimated a liability of $2.9 million in connection with this contingent arrangement and has included the amount in the Other non-current liabilities line of its consolidated balance sheet.
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of December 31, 2023, there were 48.6 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. Effective January 1, 2024, the shares available for future grants were increased by an additional 24.2 million shares as a result of the annual increase provision described above.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each

Compass, Inc.
Notes to Consolidated Financial Statements
year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of December 31, 2023, 14.1 million shares of Class A common stock remain available for grant under the ESPP. Effective January 1, 2024, the authorized shares increased by 4.7 million shares as a result of the annual increase provision described above.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the year ended December 31, 2023, the Company issued 0.8 million shares of Class A common stock under the ESPP.
The Company recognized $1.3 million and $2.1 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, $1.0 million and $1.3 million, respectively had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
Stock options vest over a prescribed service period generally lasting four years. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common stock.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. For the year ended December 31, 2023, stock options granted were not material to the Company's financial statements. For the years ended December 31, 2022 and 2021, the table below demonstrates the inputs used for options granted.

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.2	6.3
Risk-free interest rate	3.0%	0.9%
Expected volatility	50.5%	49.3%
Dividend rate	—%	—%
Fair value of common stock (range for the period)	$2.33 - $8.25	$8.80 - $18.00
Weighted average grant date fair value of options granted	$2.31	$8.68
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
Expected Volatility — As a result of the lack of historical and implied volatility data of the Company’s common stock prior to the IPO, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in its industry for a period equal to the expected life of the option. The Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, and position

Compass, Inc.
Notes to Consolidated Financial Statements
within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data was computed using the daily closing prices for the selected companies.
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
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2022	46,694,237	$5.44	5.9	$8.5
Granted	257,286	3.62
Exercised	(2,963,701)	1.52
Forfeited	(3,459,974)	6.74
Balance as of December 31, 2023	40,527,848	$5.60	5.1	$20.2
Exercisable and vested at December 31, 2023	35,844,208	$5.20	4.8	$20.1
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $3.76 and $2.33 as of December 31, 2023 and December 31, 2022, respectively.
During the years ended December 31, 2023, 2022 and 2021, the intrinsic value of options exercised was $6.2 million, $20.3 million and $124.1 million, respectively.
Stock-based compensation recognized during the years ended December 31, 2023, 2022 and 2021 associated with stock options was $25.6 million, $35.2 million and $46.5 million, respectively. As of December 31, 2023, unrecognized compensation costs totaled $31.4 million and are expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	47,189,837	$7.10
Granted	44,460,038	3.38
Vested and converted to common stock (1)	(35,940,672)	4.81
Forfeited(2)	(25,765,385)	6.13
Balance as of December 31, 2023	29,943,818	$5.15
(1)During the year ended December 31, 2023, the Company net settled all RSUs through which it issued an aggregate of 35.9 million shares of Class A common stock and withheld an aggregate of 7.6 million shares of Class A common stock to satisfy $23.5 million of tax withholding obligations on behalf of the Company’s employees.

Compass, Inc.
Notes to Consolidated Financial Statements
(2)Included in forfeited shares are 17.2 million performance based RSUs previously held by the Company’s Chief Executive Officer that were cancelled in connection with changes made to the CEO's compensation package in December 2023. The cancellation of these awards was accounted for as a modification and is not expected to have a material impact on the Company's statements of operations.
As of December 31, 2023, all unvested RSUs had total compensation costs of $147.7 million not yet recognized and is expected to be recognized over a weighted-average period of 2.0 years.
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
In connection with the 2022 Agent Equity Program, the Company recognized a total of $53.3 million stock-based compensation expense of which $41.7 million was recognized during the year ended the year ended December 31, 2022 and $11.6 million was recognized during the year ended December 31, 2023. In January 2023, the Company granted 14.1 million RSUs to affiliated agents in connection with the 2022 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $53.3 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the consolidated statement of operations is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Commissions and other related expense	$11.6	$59.0	$128.7
Sales and marketing	35.0	42.0	38.4
Operations and support	16.1	15.6	16.9
Research and development	45.7	57.5	92.7
General and administrative	49.8	60.4	109.6
Total stock-based compensation expense	$158.2	$234.5	$386.3
The decrease in stock-based compensation expense in 2023 as compared to 2022 was due to lower headcount resulting from workforce reductions. The decrease in stock-based compensation expense in 2022 as compared to 2021 was almost entirely the result of the required accounting treatment for RSUs which differed before and after the March 31, 2021 effective date of the Company’s IPO. The RSUs outstanding prior to the IPO contained a liquidity-event based vesting condition, in addition to a time-based vesting condition. The liquidity-event based vesting condition did not allow for the recognition of stock based-compensation expense until this condition was satisfied at the time of the IPO. The Company recognized a one-time acceleration of stock-based compensation expense of $148.5 million in connection with the IPO when this liquidity-event based vesting condition was satisfied on March 31, 2021 and recognized additional stock-based compensation expense subsequent to the IPO over the periods that the time-based vesting conditions are satisfied. Stock-

Compass, Inc.
Notes to Consolidated Financial Statements
based compensation expense for the year ended December 31, 2021 includes the following amounts related to a one-time acceleration of stock-based compensation expense in connection with the IPO (in millions):

IPO Related Expense
Commissions and other related expense	$41.7
Sales and marketing	1.8
Operations and support	3.1
Research and development	46.9
General and administrative	55.0
Total stock-based compensation expense	$148.5
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
14. Income Taxes
The Company’s loss before income taxes consisted of (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$(314.1)	$(610.4)	$(496.5)
International	(7.6)	8.0	(0.1)
Total	$(321.7)	$(602.4)	$(496.6)
For the year ended December 31, 2023, the loss before income taxes of $321.7 million includes $3.3 million of losses from the Company’s equity investment in OriginPoint and excludes $1.2 million in net income attributable to non-controlling interests. The OriginPoint business and other non-controlling interests operate in the United States.
The components of the Company’s income tax benefit (provision) consisted of (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(0.3)	—	—
Foreign	(0.1)	(3.1)	(1.2)
Total current	(0.4)	(3.1)	(1.2)
Deferred:
Federal	0.8	0.9	2.1
State	—	0.3	0.4
Foreign	—	2.8	1.2
Total deferred	0.8	4.0	3.7
Total benefit from income taxes	$0.4	$0.9	$2.5
The Company had an income tax benefit for the years ended December 31, 2023, 2022 and 2021 resulting from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. The benefit from income taxes is reduced by current taxes in India that are not offset with future alternative minimum tax credits and state income tax expense.

Compass, Inc.
Notes to Consolidated Financial Statements
The effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	5.2%	7.0%	8.8%
Change in valuation allowance	(23.7)%	(25.0)%	(34.2)%
Stock-based compensation	(3.6)%	(2.4)%	7.9%
Non-deductible executive compensation	(0.6)%	(0.6)%	(2.8)%
Non-deductible expenses	(0.4)%	(0.4)%	0.1%
Worthless stock deduction	3.2%	—%	—%
Other	(1.0)%	0.6%	(0.3)%
Benefit from income taxes	0.1%	0.2%	0.5%
The components of net deferred taxes arising from temporary differences were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Nondeductible accruals	$14.4	$15.0
Stock-based compensation	44.3	55.0
Lease liabilities	143.9	161.2
Net operating loss carryforward	462.1	395.6
Allowance for credit losses	10.7	9.2
Accrued compensation	27.6	35.4
Capitalized research & development costs	84.5	83.6
Intangible assets	12.1	6.7
Other	5.9	5.4
Total deferred tax assets	$805.5	$767.1
Deferred tax liabilities:
Operating lease right-of-use assets	$(110.8)	$(132.2)
Property and equipment	(26.6)	(37.5)
Total deferred tax liabilities	(137.4)	(169.7)
Less: valuation allowance	(664.9)	(594.2)
Net deferred tax assets	$3.2	$3.2
The Company is subject to income taxes in the United States and India. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards.
As of December 31, 2023 and 2022, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses, operating lease obligations, capitalized research and development costs, stock-based compensation and other compensation related accruals. A full valuation allowance was maintained against its U.S. gross deferred tax asset balances as of December 31, 2023 and 2022. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. As of December 31, 2023 and 2022, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more-likely-than-not threshold primarily due to the evidence that the Company continued to maintain three-year

Compass, Inc.
Notes to Consolidated Financial Statements
cumulative pre-tax book losses. As of December 31, 2023, the valuation allowance was approximately $664.9 million, an increase of $70.7 million from December 31, 2022, which includes the impact of acquisition activity.
As of December 31, 2023 and 2022, the Company had approximately $1.6 billion and $1.4 billion of gross federal net operating losses, respectively. Of those amounts, $152.0 million will begin to expire in 2032 and $1.5 billion have an unlimited carryforward with utilization limited to 80% of taxable income. Such amounts may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of various ownership change rules.
As of December 31, 2023 and 2022, the Company had approximately $1.9 billion and $1.6 billion of gross state net operating losses, respectively, that will begin to expire in 2026.
In connection with the previously announced shutdown of Modus Technologies, Inc. (“Modus”), the Company recognized an ordinary worthless stock deduction for U.S. income tax purposes. This resulted in an increase to the gross federal net operating loss of approximately $27.0 million. The Company has not recognized any tax benefits from the Modus worthless stock deduction as a result of the full valuation allowance maintained on its deferred tax assets.
The Company had no material uncertain tax positions as of December 31, 2023, 2022 and 2021. The Company does not anticipate a material increase or decrease in the uncertain tax positions in the next twelve months after the reporting period. It is the Company’s policy to record interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amounts of interest or penalties were recognized in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.
The Company has obtained an income tax holiday for one of the three locations it operates in India, which expires in 2024. This incentive is conditional on meeting certain direct investment thresholds. If the Company fails to satisfy the conditions, the Company may be required to refund previously realized benefits. The Company does not expect these amounts to be material to the Company’s consolidated financial statements.
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated ACL in the accompanying consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any material income from

Compass, Inc.
Notes to Consolidated Financial Statements
the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of December 31, 2023 and 2022, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 98%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables as of December 31, 2023 and 2022 (in millions):

	December 31,
	2023	2022
Opening balance	$14.7	$17.3
Allowances	0.8	1.8
Net write-offs and other	(2.3)	(4.4)
Closing balance	$13.2	$14.7
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the consolidated statements of operations and individual accounts are charged against the allowance

Compass, Inc.
Notes to Consolidated Financial Statements
when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of December 31, 2023 and 2022 (in millions):

	December 31,
	2023	2022
Current	$28.4	$50.6
31-90 days	0.9	1.8
Over 90 days	7.9	5.2
Total	$37.2	$57.6
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to Compass, Inc.	$(321.3)	$(601.5)	$(494.1)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	466,522,935	428,169,180	326,336,128
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.69)	$(1.40)	$(1.51)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	40,527,848	46,694,237	54,525,539
Outstanding RSUs	29,943,818	47,189,837	54,517,930
Shares subject to the Employee Stock Purchase Plan	589,729	583,749	—
Unvested early exercised options	11,230	91,770	1,068,300
Unvested common stock	—	138,892	391,092
Contingent common stock to be issued in connection with the Strategic Transaction	1,664,551	—	—
Total	72,737,176	94,698,485	110,502,861
17. Restructuring Activities
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
As a result of restructuring actions taken during the year ended December 31, 2022, the Company incurred restructuring costs of $49.1 million, resulting from severance and other termination benefits for employees whose roles were eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. The Company incurred additional non-cash charges of approximately $7.1 million during the year ended December 31, 2022 associated with the discontinued use of certain intangible assets associated with Modus and charges pertaining to the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
During the year ended December 31, 2023, the Company implemented a further workforce reduction and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. During the year ended December 31, 2023, the Company incurred restructuring costs of $30.4 million in connection with these actions. These costs are a result of severance and other termination benefits for employees whose roles were eliminated and lease termination costs as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the consolidated statements of operations. The Company incurred additional non-cash charges of approximately $5.3 million during the year ended December 31, 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
Severance related personnel costs	$8.9	$40.6
Lease termination costs	21.5	7.7
Accelerated amortization of intangible assets	—	4.6
Accelerated depreciation	5.3	2.5
Other restructuring activities	—	0.8
Total expense	$35.7	$56.2
The total costs incurred in connection with the Company's restructuring activities during the years ended December 31, 2023 and 2022 were included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2023	2022
Restructuring costs	$30.4	$49.1
Depreciation and amortization	5.3	7.1
Total expense	$35.7	$56.2

Compass, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of December 31, 2023 (in millions):

Payment Due by Period
2024	$17.9
2025	9.4
2026	5.2
Thereafter	0.5
Total	$33.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the effectiveness of our control environment, including a lack of an appropriate level of experience and training commensurate with public company requirements. This lack of an effective control environment contributed to material weaknesses related to the maintenance of formal accounting policies and procedures, including controls over account reconciliations, segregation of duties and the preparation and review of journal entries, and the maintenance of effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately that are relevant to the preparation of our financial statements, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval of controls for program development to ensure that new software development is aligned with business and IT requirements.

In response to the identified material weaknesses, we implemented a number of actions to improve our internal control over financial reporting, including the following:
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
•added key resources to the Internal Audit team, including an IT expert and an internal controls documentation and testing team reporting directly to the Vice President of Internal Audit;
•enhanced our IT general controls resources, including a new team dedicated to IT Risk & Compliance;
•formalized our accounting policies, including training relevant personnel, related to, but not limited to, account reconciliations and manual journal entries;
•formalized IT procedures for key financial systems, including training relevant personnel, related to segregation of duties, user access, batch jobs, data backups, change management, and program development;
•performed various trainings for control owners;
•ensured that controls over key reports and data derived from systems supporting financial reporting are consistently evidenced;
•ensured controls are in place to address segregation of duties risks that could present a reasonable possibility of material misstatements; and
•ensured user access reviews are consistently operating and evidenced, effective and sustainable.

Management concluded that these and other actions taken have been fully implemented and are operating effectively as of December 31, 2023. As a result, we have concluded the previously identified material weaknesses in our internal control over financial reporting have therefore been remediated.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information.
During the three months ended December 31, 2023, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
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
2.Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts.

	Years Ended December 31, 2023, 2022 and 2021
	Balance at Beginning of Year	Charged to Costs and Expenses	Write- offs	Other		Balance at End of Year
	(in millions)
December 31, 2023
Accounts receivable allowance for credit loss	$9.0	$3.6	$(4.0)	$—		$8.6
Compass Concierge receivable allowance for credit loss	14.7	0.8	(2.3)	—		13.2
Valuation allowance for deferred tax assets	594.2	—	—	70.7	(a)	664.9
December 31, 2022
Accounts receivable allowance for credit loss	7.1	5.5	(3.6)	—		9.0
Compass Concierge receivable allowance for credit loss	17.3	1.8	(4.4)	—		14.7
Valuation allowance for deferred tax assets	448.4	—	—	145.8	(a)	594.2
December 31, 2021
Accounts receivable allowance for credit loss	8.1	1.7	(2.7)	—		7.1
Compass Concierge receivable allowance for credit loss	17.2	7.2	(7.1)	—		17.3
Valuation allowance for deferred tax assets	287.5	—	—	160.9	(a)	448.4
(a) For the years ended December 31, 2023, 2022 and 2021, the increase in valuation allowance relates to U.S. deferred tax assets for which the Company continues to maintain that the realization of these assets has not achieved a more-likely-than-not threshold. This is primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses.
3.Exhibits
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-40291	3.1	5/13/21

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-40291	3.2	5/13/21

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Description of Common Stock	10-K	001-40291	4.1	2/28/22

4.2	Form of Registrant's Class A common stock certificate	S-1/A	333-253744	4.1	3/23/21

10.1+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers					X

10.2+	2012 Stock Incentive Plan and forms of award agreements thereunder	S-1	333-253744	10.2	3/1/21

10.3+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-253744	10.3	3/23/21

10.4+	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1/A	333-253744	10.4	3/23/21

10.5+	Non-Employee Director Compensation Policy					X

10.6+	Letter Agreement between the Registrant and Robert Reffkin, dated as of March 12, 2020, as amended	S-1/A	333-253744	10.6	3/23/21

10.7+	Offer Letter between the Registrant and Brad Serwin, dated as of March 12, 2021	S-1/A	333-253744	10.10	3/23/21

10.8+	Form of Change in Control and Severance Agreement between the Registrant and its named executive officers					X

10.90	Lease Agreement between Urban Compass, Inc. and 90 Fifth Avenue Owner LLC, dated July 23, 2014, and amendments thereto	S-1	333-253744	10.12	3/1/21

10.10	Revolving Credit and Guaranty Agreement among the Registrant, Barclays Bank PLC, the Lenders, and Issuing Banks party thereto, dated as of March 4, 2021	S-1/A	333-253744	10.14	3/23/21

10.11	First Amendment to Revolving Credit and Guaranty Agreement among Compass, Inc., Barclays Bank PLC and the lenders party thereto, dated as of May 1, 2023	10-Q	001-40291	10.1	5/10/23

10.12+	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement	10-Q	001-40291	10.2	8/10/21

10.13+	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement	10-Q	001-40291	10.3	8/10/21

10.14+	Forms of Global Notice of Performance Stock Unit Award and Global Performance Stock Unit Award Agreement					X

10.15+	Executive Bonus Plan, amended and restated as of November 2, 2023					X

10.16+	Amended and Restated Offer Letter between the Registrant and Neda Navab, dated May 10, 2022	10-Q	001-40291	10.1	5/13/22

10.17+	Amended and Restated Cash Bonus Agreement between the Registrant and Brad Serwin, dated as of August 17, 2023					X

10.18+	Offer Letter between the Company and Kalani Reelitz, dated as of October 24, 2022	8-K	001-40291	10.1	10/28/22

10.19	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022	10-Q	001-40291	10.1	8/15/22

10.20	Amendment No. 1 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 4, 2023	10-Q	001-40291	10.1	8/08/23

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in “Signatures”)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X

32.1#	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X

32.2#	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X

97	Compass, Inc. Compensation Recovery Policy, adopted November 2, 2023					X

101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements					X

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101					X
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

Compass, Inc
(Registrant)

February 28, 2024	By	/s/ Robert Reffkin
(Date)		Robert Reffkin
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

Name	Title	Date
/s/ Robert Reffkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2024
Robert Reffkin	(Principal Executive Officer)

/s/ Kalani Reelitz	Chief Financial Officer	February 28, 2024
Kalani Reelitz	(Principal Financial Officer)

/s/ Scott Wahlers	Chief Accounting Officer	February 28, 2024
Scott Wahlers	(Principal Accounting Officer)

/s/ Jeffrey Housenbold	Director	February 28, 2024
Jeffrey Housenbold

/s/ Allan Leinwand	Director	February 28, 2024
Allan Leinwand

/s/ Frank Martell	Director	February 28, 2024
Frank Martell

/s/ Josh McCarter	Director	February 28, 2024
Josh McCarter

/s/ Charles Phillips	Director	February 28, 2024
Charles Phillips

/s/ Steven Sordello	Director	February 28, 2024
Steven Sordello

/s/ Pamela Thomas-Graham	Director	February 28, 2024
Pamela Thomas-Graham

/s/ Dawanna Williams	Director	February 28, 2024
Dawanna Williams