Form 10-Q
period 2024-03-31
Compass, Inc.
filed 2024-05-09
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 494,492,172 shares of the registrant’s common stock outstanding.

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
From time to time, we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (www.compass.com), press releases, public conference calls, public webcasts, our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, Robert Reffkin’s X feed (@RobReffkin) and Robert Reffkin’s Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and all other streaming tools. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations page on our website under the heading “Governance.”
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
•The impact of having a multi-class structure of common stock; and
•Other factors set forth under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2024, which we refer to as our 2023 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2023 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$165.9	$166.9
Accounts receivable, net of allowance of $8.4 and $8.6, respectively	48.7	36.6
Compass Concierge receivables, net of allowance of $13.2 and $13.2, respectively	29.9	24.0
Other current assets	48.3	54.5
Total current assets	292.8	282.0
Property and equipment, net	143.1	151.7
Operating lease right-of-use assets	396.9	408.5
Intangible assets, net	71.5	77.6
Goodwill	212.4	209.8
Other non-current assets	28.2	30.7
Total assets	$1,144.9	$1,160.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17.0	$18.4
Commissions payable	74.0	59.6
Accrued expenses and other current liabilities	148.1	90.8
Current lease liabilities	99.6	98.9
Concierge credit facility	23.5	24.8
Total current liabilities	362.2	292.5
Non-current lease liabilities	394.2	410.2
Other non-current liabilities	55.0	25.6
Total liabilities	811.4	728.3
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at March 31, 2024 and December 31, 2023; 492,308,123 shares issued and outstanding at March 31, 2024; 484,893,266 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	2,981.0	2,946.5
Accumulated deficit	(2,650.7)	(2,517.8)
Total Compass, Inc. stockholders’ equity	330.3	428.7
Non-controlling interest	3.2	3.3
Total stockholders' equity	333.5	432.0
Total liabilities and stockholders’ equity	$1,144.9	$1,160.3
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,054.1	$957.2
Operating expenses:
Commissions and other related expense	862.3	790.9
Sales and marketing	93.4	115.3
Operations and support	79.0	81.1
Research and development	47.0	48.9
General and administrative	82.2	34.4
Restructuring costs	1.5	10.1
Depreciation and amortization	20.8	24.9
Total operating expenses	1,186.2	1,105.6
Loss from operations	(132.1)	(148.4)
Investment income, net	1.1	2.9
Interest expense	(1.5)	(3.2)
Loss before income taxes and equity in loss of unconsolidated entity	(132.5)	(148.7)
Income tax benefit	0.3	—
Equity in loss of unconsolidated entity	(0.8)	(1.5)
Net loss	(133.0)	(150.2)
Net loss (income) attributable to non-controlling interests	0.1	(0.2)
Net loss attributable to Compass, Inc.	$(132.9)	$(150.4)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.27)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	490,000,265	450,056,743
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended March 31, 2024:
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(132.9)	(132.9)	(0.1)	(133.0)
Issuance of common stock in connection with acquisitions	1,426,608	—	4.5	—	4.5	—	4.5
Issuance of common stock upon exercise of stock options	1,858,683	—	3.4	—	3.4	—	3.4
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,745,648	—	(7.4)	—	(7.4)	—	(7.4)
Issuance of common stock under the Employee Stock Purchase Plan	383,918	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	32.9	—	32.9	—	32.9
Balances at March 31, 2024	492,308,123	$—	$2,981.0	$(2,650.7)	$330.3	$3.2	$333.5
For the three months ended March 31, 2023:
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(150.4)	(150.4)	0.2	(150.2)
Issuance of common stock in connection with acquisitions	2,578,204	—	8.2	—	8.2	—	8.2
Issuance of common stock upon exercise of stock options	697,149	—	1.0	—	1.0	—	1.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,021,775	—	(6.0)	—	(6.0)	—	(6.0)
Vesting of early exercised stock options	—	—	0.2	—	0.2	—	0.2
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the Employee Stock Purchase Plan	368,920	—	1.4	—	1.4	—	1.4
Stock-based compensation	—	—	33.3	—	33.3	—	33.3
Other activity related to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Balances at March 31, 2023	458,911,722	$—	$2,805.0	$(2,346.9)	$458.1	$3.6	$461.7
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(133.0)	$(150.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20.8	24.9
Stock-based compensation	32.9	44.9
Equity in loss of unconsolidated entity	0.8	1.5
Change in acquisition related contingent consideration	0.5	—
Bad debt expense	0.7	1.0
Amortization of debt issuance costs	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(12.6)	(20.9)
Compass Concierge receivables	(6.0)	1.8
Other current assets	6.0	3.7
Other non-current assets	3.0	5.7
Operating lease right-of-use assets and operating lease liabilities	(3.7)	0.2
Accounts payable	(1.6)	(6.3)
Commissions payable	14.4	8.9
Accrued expenses and other liabilities	86.2	29.1
Net cash provided by (used in) operating activities	8.6	(55.5)
Investing Activities
Investment in unconsolidated entity	(1.2)	—
Capital expenditures	(2.7)	(3.5)
Cash acquired, net of payments for acquisitions	0.4	—
Net cash used in investing activities	(3.5)	(3.5)
Financing Activities
Proceeds from exercise of stock options	3.4	1.0
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1.1	1.4
Taxes paid related to net share settlement of equity awards	(7.4)	(6.0)
Proceeds from drawdowns on Concierge credit facility	8.7	10.6
Repayments of drawdowns on Concierge credit facility	(10.0)	(13.2)
Proceeds from drawdowns on Revolving credit facility	—	75.0
Payments related to acquisitions, including contingent consideration	(1.9)	(7.9)
Other	—	(0.2)
Net cash (used in) provided by financing activities	(6.1)	60.7
Net (decrease) increase in cash and cash equivalents	(1.0)	1.7
Cash and cash equivalents at beginning of period	166.9	361.9
Cash and cash equivalents at end of period	$165.9	$363.6
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.9	$2.9
Supplemental non-cash information:
Issuance of common stock for acquisitions	$4.5	$8.2
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
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2023 included in the 2023 Form 10-K.

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
As of March 31, 2024 and December 31, 2023, the Company held cash and cash equivalents of approximately $165.9 million and $166.9 million, respectively. Additionally, the Company has a Revolving Credit Facility that matures in March 2026, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of March 31, 2024, the Company had $310.9 million available to be drawn under the Revolving Credit Facility. Further, the Company is in compliance with each of the financial and non-financial covenants under the Revolving Credit Facility. See Note 5 — "Debt" for further details. The Company's operating cash flows vary depending on the seasonality of the real estate business. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) valuation of the Company’s common stock and stock awards, (ii) fair value of acquired intangible assets and goodwill, (iii) fair value of contingent consideration arrangements in connection with business combinations, (iv) incremental borrowing rate used for the Company’s operating leases, (v) useful lives of long-lived assets, (vi) impairment of intangible assets and goodwill, (vii) allowance for Compass Concierge receivables and (viii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
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
For RSUs granted in connection with the 2022 Agent Equity Program the Company determined the value of the stock-based compensation expense at the time the underlying commission was earned and recognized the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability throughout the service periods and was reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were issued.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
3.    Acquisitions
During the three months ended March 31, 2024, the Company completed the acquisition of 100% of the ownership interests in a title insurance and escrow settlement services company. The purpose of this acquisition was to expand the Company’s title and escrow presence into a key domestic market. The Company has accounted for this acquisition as a business combination.
The consideration for the acquisition completed during the three months ended March 31, 2024 is comprised of $4.0 million in the Company's Class A common stock and an additional $0.5 million to be paid at a later date. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amount was recorded within Other non-current liabilities in the condensed consolidated balance sheet.
For the three months ended March 31, 2024, the fair value of the assets acquired and the liabilities assumed, related to the 2024 acquisition, primarily resulted in the recognition of: $2.0 million of customer relationships; $0.4 million of current and non-current assets; and $0.6 million of current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $2.7 million. The acquired customer relationships are being amortized over the estimated useful life of approximately 5 years.
None of the goodwill recorded during the three months ended March 31, 2024 is deductible for tax purposes.

The Company has recorded the preliminary purchase price allocation as of the acquisition date and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the transaction. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.
Pro forma revenue and earnings for this acquisition have not been presented because the acquisition is not material to the Company’s consolidated revenue and results of operations.

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of March 31, 2024, the undiscounted estimated payment under these arrangements was $29.9 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Opening balance	$20.9	$14.0
Acquisitions	—	8.8
Payments	(1.9)	(4.6)
Changes in fair value included in net loss	0.5	—
Closing balance	$19.5	$18.2
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of March 31, 2024, the Company expects to pay up to an additional $2.6 million in future compensation to such selling shareholders in connection with these arrangements. For the three months ended March 31, 2023, the Company recognized expense of $3.1 million within Operations and support in the condensed consolidated statements of operations related to these arrangements. Expense related to these arrangements was immaterial for the three months ended March 31, 2024.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $165.9 million and $166.9 million as of March 31, 2024 and December 31, 2023, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $19.5 million and $20.9 million as of March 31, 2024 and December 31, 2023, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three months ended March 31, 2024 and 2023. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities	$2.3	$4.5
Other non-current liabilities	17.2	16.4
Total contingent consideration	$19.5	$20.9
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the drawn down portion of the Concierge Facility was 8.24% as of March 31, 2024. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of March 31, 2024, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $39.1 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $3,799.0 million during 2023 and $4,668.0 million thereafter. As of March 31, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Real Estate Commission Sell-Side Antitrust Litigation
The Company and its subsidiaries have been named as defendants in ten putative class action lawsuits and one individual lawsuit (the "Antitrust Lawsuits") that allege, among other things, violations of Section 1 of the Sherman Act, 15 U.S.C. § 1.

Five of the putative class action lawsuits, captioned Gibson, et al. v. National Association of Realtors, et al., No. 4:23-cv-00788-FJG (W.D. Mo.) (“Gibson”), filed on October 31, 2023, Grace v. National Association of Realtors, et al., No. 3:23-cv-06352 (N.D. Cal.) (“Grace”), filed on December 8, 2023, Umpa, et al. v. National Association of Realtors, et al., 4:23-cv-00945 (W.D. Mo.) (“Umpa”), filed on December 27, 2023, Fierro, et al. v. National Association of Realtors, et al., Case No. 2:24-cv-00449 (C.D. Cal.) (“Fierro”), filed on January 17, 2024, and Boykin v. National Association of Realtors, et al., No. 2:24-cv-00340 (D. Nev.) (“Boykin”), filed on February 16, 2024, name the Company as a defendant and allege, among other things, that certain trade associations, including the National Association of Realtors, multiple listing services, and real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. On March 20, 2024, the

Boykin matter was terminated and consolidated with Whaley v. Arizona Association of Realtors, Case No. 2:24-cv-00105 (D. Nev.) (“Whaley”), filed on January 15, 2024. The plaintiffs in the Gibson and Umpa matters allege a nationwide scope, while the Grace and Fierro matters are limited in scope to Northern California and Southern California, respectively.

Two of the putative class action lawsuits, March v. Real Estate Board of New York, et al., No. 1:23-cv-09995 (S.D.N.Y.) (“March”), filed on November 13, 2023, and Friedman v. Real Estate Board of New York, et al., Case No. 1:23-cv-09601 (S.D.N.Y.) (“Friedman”), filed on January 18, 2024, name the Company as a defendant and allege, among other things, that the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The Friedman and March matters also allege violations of the Donnelly Act, N.Y. Gen. Bus. § 340, and the March matter further seeks injunctive relief pursuant to Section 16 of the Clayton Act, 15 U.S.C. § 26. The Friedman and March matters are limited in scope to the New York City boroughs of Brooklyn, and Manhattan, respectively.

One putative class action lawsuit, QJ Team, LLC, et al. v. Texas Association of Realtors, Inc., et al., No. 4:23-cv-01013 (E.D. Tx.) (“QJ Team”), filed on November 13, 2023, names Realty Austin, LLC, a subsidiary of the Company, as a defendant and alleges, among other things, that certain trade associations, including the Texas Association of Realtors, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Martin, et al. v. Texas Association of Realtors, Inc., et al., No. 423-cv-01104 (E.D. Tx.) (“Martin”), filed on December 14, 2023, was consolidated into the QJ Team matter on March 21, 2024.

On December 27, 2023, plaintiffs in the Gibson and Umpa matters filed a motion before the United States Judicial Panel on Multidistrict Litigation (“JPML”), captioned In re Real Estate Commission Litigation, No. 48 (J.P.M.L.), seeking to transfer and consolidate for pretrial proceedings the Gibson, Umpa, Grace, March, QJ Team, Martin, and three additional putative class actions to which the Company has not been named as a party, to one multidistrict litigation. On April 12, 2024, the JPML denied consolidation at this time based on the procedural posture of the litigation and recent nationwide class settlements. The defendants in the Martin, QJ Team, March, Fierro and Whaley matters will have to respond to the complaints now that the JPML has ruled on consolidation and the stays in these matters have been lifted.

On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The proposed settlement agreement remains subject to preliminary and final court approval and will become effective upon such final approval. The Gibson and Umpa matters were stayed as to the Company on March 25, 2024.

Wang v. National Ass’n of Realtors et al., Case No. 1:24-cv-02371 (S.D.N.Y.) (“Wang”), an individual lawsuit filed on March 28, 2024, names the Company as a defendant and alleges, among other things, that certain trade associations, including the National Association of Realtors and the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Responses to the Wang complaint are due May 27, 2024.

During the three months ended March 31, 2024, the Company recognized an expense of $57.5 million within General and administrative expense in the condensed consolidated statements of operations in connection with the proposed settlement agreement. 50% of the proposed settlement is expected to be paid within 30 days of the court’s preliminary approval, which the Company expects to be in the second quarter of 2024, and the remaining 50% within one year of the court’s preliminary approval.

Batton, et al. v. Compass, Inc., et al.

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

1:21-cv-00430 (N.D. Ill.) (“Batton I”), filed on January 25, 2021, which does not name the Company but names the National Association of Realtors and seven other brokerages. The Company and the defendants in the Batton II matter filed a motion to dismiss the complaint on April 15, 2024.

The Company is unable to predict the outcome of Batton II or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The ultimate resolution of Batton II could have a material adverse effect on the Company’s financial position, results of operations, and cash flow.

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2024 and December 31, 2023, the Company was contingently liable for $39.1 million and $44.4 million, respectively, under these letters of credit. As of March 31, 2024, $39.1 million of these letters of credit were collateralized by the Revolving Credit Facility. As of December 31, 2023, $43.8 million and $0.6 million of these letters of credit were collateralized by the Revolving Credit Facility and the Company's cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $213.1 million and $120.0 million as of March 31, 2024 and December 31, 2023, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of March 31, 2024 and December 31, 2023, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	472,970,486	472,970,486
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	19,337,637	19,337,637
Total	13,850,000,000	492,308,123	492,308,123

	December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	465,633,122	465,633,122
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	19,260,144	19,260,144
Total	13,850,000,000	484,893,266	484,893,266
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
8.    Stock-Based Compensation
2012 Stock Incentive Plan
In October 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan, employees and non-employees could be granted stock options, RSUs and other stock-based awards. Generally, these awards were based on stock agreements with a maximum ten-year term for stock options and a maximum seven-year term for RSUs, subject to board approval.
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2024, the shares available for future grants were increased by an additional 24.2 million shares as a result of the annual increase provision described above. As of March 31, 2024, there were 59.8 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2024, the authorized shares increased by 4.7 million shares as a result of the annual increase provision described above. As of March 31, 2024, 18.4 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the three months ended March 31, 2024, the Company issued 0.4 million shares of Class A common stock under the ESPP.
The Company recognized $0.3 million and $0.3 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, $0.3 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2023	40,527,848	$5.60	5.1	$20.2
Granted	—	—
Exercised	(1,858,683)	1.85
Forfeited	(826,277)	6.59
Balance as of March 31, 2024	37,842,888	$5.76	4.9	$15.1
Exercisable and vested at March 31, 2024	34,113,608	$5.46	4.7	$15.1
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $3.60 and $3.76 as of March 31, 2024 and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the intrinsic value of options exercised was $3.2 million and $1.7 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	29,943,818	$5.15
Granted	17,568,852	3.13
Vested and converted to common stock (1)	(5,911,090)	4.33
Forfeited	(1,576,421)	4.47
Balance as of March 31, 2024	40,025,159	$4.42
(1)During the three months ended March 31, 2024, the Company net settled all RSUs through which it issued an aggregate of 5.9 million shares of Class A common stock and withheld an aggregate of 2.2 million shares of Class A common stock to satisfy $7.4 million of tax withholding obligations on behalf of the Company’s employees.
Agent Equity Program
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

Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Commissions and other related expense	$—	$11.6
Sales and marketing	7.9	8.6
Operations and support	3.7	3.0
Research and development	14.9	10.4
General and administrative	6.4	11.3
Total stock-based compensation expense	$32.9	$44.9
As of March 31, 2024, unrecognized stock-based compensation expense totaled $182.0 million and is expected to be recognized over a weighted-average period of 1.9 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes

The Company recognized $0.3 million of income tax benefit for the three months ended March 31, 2024. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from an acquisition netted with state income tax expense. Additionally, the Company incurred current tax expense from its operations in India, which was offset by a deferred tax benefit for future alternative minimum tax credits. The Company recognized no benefit from income taxes for the three months ended March 31, 2023.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended March 31, 2024 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Compass, Inc.	$(132.9)	$(150.4)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to Compass, Inc., basic and diluted	490,000,265	450,056,743
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.27)	$(0.33)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	37,842,888	45,172,030
Outstanding RSUs	40,025,159	43,765,415
Shares subject to the Employee Stock Purchase Plan	373,337	624,954
Unvested early exercised stock options	3,580	64,960
Unvested common stock	173,842	121,532
Contingent common stock to be issued in connection with the Strategic Transaction(1)	1,690,089	—
Total	80,108,895	89,748,891
(1)In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the "Strategic Transaction") under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment is dependent on a volume-weighted stock price target for the Company's Class A common stock and is payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered).
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of March 31, 2024 and December 31, 2023, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three months ended March 31, 2024 (in millions):

Three Months Ended March 31, 2024
Beginning of period	$13.2
Allowances	0.1
Net write-offs and other	(0.1)
End of period	$13.2
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of March 31, 2024 (in millions):

March 31, 2024
Current	$35.6
31-90 days past due	0.6
Over 90 days past due	6.9
Total	$43.1

12.    Restructuring Activities
Since 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc., terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The lease termination costs were recognized as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges during the three months ended March 31, 2024 and 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Severance related personnel costs	$—	$8.9
Lease termination costs	1.5	1.2
Accelerated depreciation	0.9	3.9
Total expense	$2.4	$14.0
The total costs incurred in connection with the Company's restructuring activities taken during the three months ended March 31, 2024 and 2023 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Restructuring costs	$1.5	$10.1
Depreciation and amortization	0.9	3.9
Total expense	$2.4	$14.0
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of March 31, 2024 (in millions):

Payment Due by Period
Remaining 2024	$16.5
2025	9.6
2026	6.2
2027	5.2
Thereafter	6.9
Total	$44.4
13.    Subsequent Events
In April and May 2024, certain subsidiaries of the Company entered into a definitive purchase agreement and a merger agreement, respectively, in connection with two separate acquisitions. The combined preliminary upfront purchase price for these acquisitions is comprised of approximately $23.3 million in Class A common stock and $22.5 million in cash. Additional amounts to be paid in the form of Class A common stock or cash may be owed in connection with earn-out arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in the 2023 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, "Risk Factors" in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2024.
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
Operational Highlights for the Three Months Ended March 31, 2024
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. While we are not investing in technology at the same rate as in the past, we continue to invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 29,000 agents on our platform as of March 31, 2024. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
For the three months ended March 31, 2024, the Number of Principal Agents was 14,591, an increase of 990, or 7.3%, from the three months ended March 31, 2023. The principal agent additions came in both new and existing markets. During the first quarter of 2024, the Company began to report its agent statistics as of the period end. The Company's Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the quarter end count.
During the three months ended March 31, 2024, our agents closed 38,449 Total Transactions, an increase of 7.1% when compared to the three months ended March 31, 2023. The increase was primarily driven by the increase in the number of agents on our platform. For more details surrounding the macroeconomic conditions that continue to impact the residential real estate market see the section entitled “Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business”.
Our Gross Transaction Value for the three months ended March 31, 2024 was $40.1 billion, an increase of 9.6% when compared to the three months ended March 31, 2023. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality and the aforementioned macroeconomic conditions.
For the three months ended March 31, 2024, our Gross Transaction Value represented 4.8% of residential real estate transacted in the U.S., compared to 4.5% for the three months ended March 31, 2023. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
For the definitions of Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “Key Business Metrics” included elsewhere in this Quarterly Report.

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
Impact of the Macroeconomic Conditions on the U.S. Residential Real Estate Market and Our Business
Throughout 2023 and through the first quarter of 2024, a number of macroeconomic conditions continued to contribute to the slowdown in the U.S. residential real estate market, impacting our business and financial results during the year ended December 31, 2023 and the three months ended March 31, 2024. These conditions include, but are not limited to, the conflict in Ukraine, volatility in the U.S. equity markets, rising inflation, rapidly rising mortgage interest rates, and the Federal Reserve Board increasing the federal funds rate by an aggregate of 5.25% through April 2024. These conditions have contributed toward slowed consumer demand and declining home affordability and began to have an impact on price appreciation. Any further slowdown or additional challenging conditions in the U.S. residential real estate market could have a significant impact on our business and financial results in 2024 and beyond. While we continue to assess the effects of the current slowdown on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024		2023
	(in millions, except percentages)
Revenue	$1,054.1	100.0%	$957.2	100.0%
Operating expenses:
Commissions and other related expense (1)	862.3	81.8	790.9	82.6
Sales and marketing (1)	93.4	8.9	115.3	12.0
Operations and support (1)	79.0	7.5	81.1	8.5
Research and development (1)	47.0	4.5	48.9	5.1
General and administrative (1)	82.2	7.8	34.4	3.6
Restructuring costs	1.5	0.1	10.1	1.1
Depreciation and amortization	20.8	2.0	24.9	2.6
Total operating expenses	1,186.2	112.5	1,105.6	115.5
Loss from operations	(132.1)	(12.5)	(148.4)	(15.5)
Investment income, net	1.1	0.1	2.9	0.3
Interest expense	(1.5)	(0.1)	(3.2)	(0.3)
Loss before income taxes and equity in loss of unconsolidated entity	(132.5)	(12.6)	(148.7)	(15.5)
Income tax benefit	0.3	—	—	—
Equity in loss of unconsolidated entity	(0.8)	(0.1)	(1.5)	(0.2)
Net loss	(133.0)	(12.6)	(150.2)	(15.7)
Net income attributable to non-controlling interests	0.1	—	(0.2)	—
Net loss attributable to Compass, Inc.	$(132.9)	(12.6%)	$(150.4)	(15.7%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Commissions and other related expense	$—	$11.6
Sales and marketing	7.9	8.6
Operations and support	3.7	3.0
Research and development	14.9	10.4
General and administrative	6.4	11.3
Total stock-based compensation expense	$32.9	$44.9
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,054.1	$957.2	$96.9	10.1%
Revenue was $1,054.1 million during the three months ended March 31, 2024, an increase of $96.9 million, or 10.1%, compared to the prior year period. The increase for the three months ended March 31, 2024 was primarily driven by an increase in the number of agents that joined our platform during 2023 and 2024 and a higher volume of transactions. The Number of Principal Agents for the three months ended March 31, 2024 grew to 14,591, an increase of 7.3% from the year ago period.

Operating Expenses
Commissions and other related expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$862.3	$790.9	$71.4	9.0%
Percentage of revenue	81.8%	82.6%
Commissions and other related expense was $862.3 million during the three months ended March 31, 2024, an increase of $71.4 million, or 9.0%, compared to the prior year period. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the three months ended March 31, 2023. The decline in stock-based compensation expense for the three months ended March 31, 2024 when compared to the prior year period was due to the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $862.3 million, or 81.8% of revenue, for the three months ended March 31, 2024 and $779.3 million, or 81.4% of revenue, for the three months ended March 31, 2023. The increase in absolute dollars and as a percentage of revenue of Commission and other related expense, excluding non-cash stock-based compensation, for the three months ended March 31, 2024 when compared to the prior year period was primarily driven by our higher revenue, changes in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$93.4	$115.3	$(21.9)	(19.0%)
Percentage of revenue	8.9%	12.0%
Sales and marketing expense was $93.4 million during the three months ended March 31, 2024, a decrease of $21.9 million, or 19.0%, compared to the prior year period. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $7.9 million for the three months ended March 31, 2024 and $8.6 million for the three months ended March 31, 2023. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $85.5 million, or 8.1% of revenue, for the three months ended March 31, 2024 and $106.7 million, or 11.1% of revenue, for the three months ended March 31, 2023. The decrease in absolute dollars and as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a decrease in agent marketing costs and agent incentives.
Operations and support

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Operations and support	$79.0	$81.1	$(2.1)	(2.6%)
Percentage of revenue	7.5%	8.5%
Operations and support expense was $79.0 million during the three months ended March 31, 2024, a decrease of $2.1 million, or 2.6%, compared to the prior year period. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $3.7 million for the three months ended March 31, 2024 and $3.0 million for the three months ended March 31, 2023. Operations and support expense, excluding such non-cash stock-based compensation expense, was $75.3 million, or 7.1% of revenue, for the three months ended March 31, 2024 and $78.1 million, or 8.2% of revenue, for the three months ended March 31, 2023. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense, during the three months ended March 31, 2024 was primarily driven by a decrease in acquisition related charges and compensation and other personnel-related costs due to decreased headcount.

Research and development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Research and development	$47.0	$48.9	$(1.9)	(3.9%)
Percentage of revenue	4.5%	5.1%
Research and development expense was $47.0 million during the three months ended March 31, 2024, a decrease of $1.9 million, or 3.9%, compared to the prior year period. Included in Research and development expense were non-cash expenses related to stock-based compensation of $14.9 million for the three months ended March 31, 2024 and $10.4 million for the three months ended March 31, 2023. The increase in stock-based compensation expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by forfeitures incurred due to the workforce reductions taken in connection with our restructuring activities in the prior year with no comparable activity in the current year. Research and development expense, excluding such non-cash stock-based compensation expense, was $32.1 million, or 3.0% of revenue, for the three months ended March 31, 2024 and $38.5 million, or 4.0% of revenue, for the three months ended March 31, 2023. The decrease in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the three months ended March 31, 2024 was primarily driven by lower research and development related headcount resulting from our cost reduction initiatives.
General and administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
General and administrative	$82.2	$34.4	$47.8	139.0%
Percentage of revenue	7.8%	3.6%
General and administrative expense was $82.2 million during the three months ended March 31, 2024, an increase of $47.8 million, or 139.0%, compared to the prior year period. General and administrative expense includes a charge of $57.5 million in connection with the Antitrust Lawsuits, which is discussed in Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $6.4 million for the three months ended March 31, 2024 and $11.3 million for the three months ended March 31, 2023. General and administrative expense, excluding such non-cash stock-based compensation expense and the aforementioned litigation charge, was $18.3 million, or 1.7% of revenue, for the three months ended March 31, 2024 and $23.1 million, or 2.4% of revenue, for the three months ended March 31, 2023. The decrease in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense and the litigation charge, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by our cost reduction initiatives.
Restructuring costs

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$1.5	$10.1	$(8.6)	(85.1%)
Percentage of revenue	0.1%	1.1%
Restructuring costs in the three months ended March 31, 2024 primarily consisted of costs associated with continued lease terminations. Restructuring costs in the three months ended March 31, 2023 primarily consisted of costs associated with workforce reduction actions and lease terminations. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.

Depreciation and amortization

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$20.8	$24.9	$(4.1)	(16.5%)
Percentage of revenue	2.0%	2.6%
Depreciation and amortization expense decreased $4.1 million, or 16.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was primarily driven by $3.9 million in accelerated depreciation for fixed assets, including leasehold improvements, furniture and fixtures related to office leases we exited during the three months ended March 31, 2023 compared to $0.9 million in the current period. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Investment income, net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.1	$2.9	$(1.8)	(62.1%)
Investment income, net decreased during the three months ended March 31, 2024 as a result of a decrease in our average short-term interest-bearing investments as compared to the year ago period.
Interest expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(1.5)	$(3.2)	$1.7	53.1%
Interest expense was $1.5 million for the three months ended March 31, 2024. The decrease from the prior year period was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of a balance outstanding in the prior year on this credit facility with no comparable balance outstanding during the three months ended March 31, 2024.
Income tax benefit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$0.3	$—	$0.3	100.0%

For the three months ended March 31, 2024, Income tax benefit increased by $0.3 million when compared to the three months ended March 31, 2023. The changes primarily resulted from partial reductions in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions netted with state income tax expense.

Equity in loss of unconsolidated entity

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$(0.8)	$(1.5)	$0.7	46.7%
During the three months ended March 31, 2024, Equity in losses of unconsolidated entity was $0.8 million primarily from our mortgage joint venture, which was formed in July 2021.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended March 31,
	2024	2023
Total Transactions	38,449	35,886
Gross Transaction Value (in billions)	$40.1	$36.6
Number of Principal Agents(1)	14,591	13,601
Net loss attributable to Compass, Inc. (in millions)	$(132.9)	$(150.4)
Net loss attributable to Compass, Inc. margin	(12.6%)	(15.7%)
Adjusted EBITDA(2) (in millions)	$(20.1)	$(67.1)
Adjusted EBITDA margin(2)	(1.9%)	(7.0%)
(1)During the first quarter of 2024, the Company began to report its agent statistics as of the period end. The Company's Number of Principal Agents and year over year growth reported in this Form 10-Q is based on the quarter end count.
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
Our Total Transactions increased for the three months ended March 31, 2024 to 38,449, or 7.1%, from the year ago period. The increase for the three months ended March 31, 2024 was primarily driven by an increase in the number of agents on our platform from the prior year period.
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

Our Gross Transaction Value for the three months ended March 31, 2024 was $40.1 billion, representing an increase of 9.6% from the year ago period. The increase for the three months ended March 31, 2024 were primarily driven by an increase in the number of agents on our platform.
Number of Principal Agents
The Number of Principal Agents represents the number of agents who are leaders of their respective agent teams or individual agents operating independently on our platform during a given period. The Number of Principal Agents is an indicator of the potential future growth of our business, as well as the size and strength of our platform. This figure represents the number of principal agents at the end of the period. We use the Number of Principal Agents, in combination with our other key metrics such as Total Transactions and Gross Transaction Value, as a measure of agent productivity.
Our Number of Principal Agents for the three months ended March 31, 2024 was 14,591, representing an increase of 7.3% from the year ago period. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, income tax (expense) benefit and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and other forms of acquisition consideration and (iii) a litigation charge in connection with the Antitrust Lawsuits. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Compass, Inc.	$(132.9)	$(150.4)
Adjusted to exclude the following:
Depreciation and amortization	20.8	24.9
Investment income, net	(1.1)	(2.9)
Interest expense	1.5	3.2
Stock-based compensation	32.9	44.9
Income tax benefit	(0.3)	—
Restructuring costs	1.5	10.1
Acquisition-related expenses(1)	—	3.1
Litigation charge(2)	57.5	—
Adjusted EBITDA	$(20.1)	$(67.1)
Net loss attributable to Compass, Inc. margin	(12.6%)	(15.7%)
Adjusted EBITDA margin	(1.9%)	(7.0%)
(1)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration. See Note 3 - "Acquisitions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(2)Represent a charge of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was a loss of $20.1 million and $67.1 million during the three months ended March 31, 2024 and 2023, respectively. The improvement in Adjusted EBITDA during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily a result of the impact of our workforce reductions, cost reduction initiatives and an increase in our revenue which was driven by an increase in the number of agents that joined our platform during 2023 and 2024.
The following tables provide supplemental information to the Reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA presented above. These tables identify how certain Operating expenses related financial statement line items contained within the condensed consolidated statements of operations elsewhere in this Quarterly Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Three Months Ended March 31, 2024
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$862.3	$93.4	$79.0	$47.0	$82.2
Adjusted to exclude the following:
Stock-based compensation	—	(7.9)	(3.7)	(14.9)	(6.4)
Litigation charge	—	—	—	—	(57.5)
Non-GAAP Basis	$862.3	$85.5	$75.3	$32.1	$18.3

	Three Months Ended March 31, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$790.9	$115.3	$81.1	$48.9	$34.4
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(8.6)	(3.0)	(10.4)	(11.3)
Acquisition-related expenses	—	—	(3.1)	—	—
Non-GAAP Basis	$779.3	$106.7	$75.0	$38.5	$23.1
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of March 31, 2024, we had cash and cash equivalents of $165.9 million and an accumulated deficit of $2.7 billion.

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

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of our agents and the associated costs to attract, support and retain them, our decision to resume expansion into new geographic markets, continued investment in integrated services and other new revenue streams, future acquisitions, the timing of investments in technology and personnel to support the overall growth in our business and the extent and duration of the current and any future slowdown in the U.S. residential real estate market. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected. See the sections entitled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—We may need to raise additional capital to continue to grow our business and we may not be able to raise additional capital on terms acceptable to us, or at all” and “Risk Factors—Risks Related to Our Business and Operations—Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition” included in the 2023 Form 10-K.
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of March 31, 2024.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$8.6	$(55.5)
Net cash used in investing activities	(3.5)	(3.5)
Net cash (used in) provided by financing activities	(6.1)	60.7
Net (decrease) increase in cash and cash equivalents	$(1.0)	$1.7

Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities was $8.6 million. The inflow was primarily due to a $133.0 million Net loss adjusted for $55.9 million of non-cash charges and cash inflows due to changes in assets and liabilities of $85.7 million.
For the three months ended March 31, 2023, net cash used in operating activities was $55.5 million. The outflow was primarily due to a $150.2 million Net loss adjusted for $72.5 million of non-cash charges partially offset by cash inflows due to changes in assets and liabilities of $22.2 million.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $3.5 million consisting of $2.7 million of capital expenditures and $1.2 million for an investment in an unconsolidated entity partially offset by $0.4 million of cash acquired, net of payments for acquisitions.
During the three months ended March 31, 2023, net cash used in investing activities was $3.5 million consisting of $3.5 million in capital expenditures.
Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $6.1 million primarily consisting of $7.4 million in taxes paid related to the net share settlement of equity awards, $1.9 million in payments related to acquisitions, including contingent consideration payments, and $1.3 million in net repayments of the Concierge Facility, partially offset by $3.4 million in proceeds from the exercise of stock options and $1.1 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
During the three months ended March 31, 2023, net cash provided by financing activities was $60.7 million, primarily consisting of $75.0 million in proceeds from drawdowns on the Revolving Credit Facility, $1.0 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $7.9 million in payments related to acquisitions, including contingent consideration, $6.0 million in taxes paid related to net share settlement of equity awards and $2.6 million in net proceeds from drawdowns and repayments on the Concierge Facility.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $213.1 million and $120.0 million as of March 31, 2024 and December 31, 2023, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
There have been no material changes to our critical accounting policies and estimates disclosed in our 2023 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2023 Form 10-K, as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.

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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2024 consisted of $165.9 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.75%. As of March 31, 2024, we had a total outstanding balance of $23.5 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of March 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2023 Form 10-K. There have been no material changes to the risk factors set forth in our 2023 Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From January 1, 2024 through May 9, 2024, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in a Form 4 filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 77,493 shares of Class A common stock for an equivalent number of shares of Class C common stock pursuant to an Equity Exchange Right Agreement on January 3, 2024.
(2) An aggregate of 1,426,608 shares of Class A common stock were issued on January 9, 2024 and February 28, 2024, to the sellers in connection with an acquisition (the "Acquisition") and in lieu of certain earnout payments related to a prior acquisition, in the aggregate amount of $5.1 million. Additionally, in connection with the Acquisition, we agreed to issue additional shares of Class A common stock with respect to the release of the holdback payment and earnout payments, which will be determined based on Adjusted EBITDA as set forth in the agreement. We currently estimate to issue no more than an additional 187,879 shares, with the shares being issued following the holdback payment release date and the earnout payment measurement periods. We reserved the right to pay such holdback and earnout payments in cash instead of shares.
(3) On April 3, 2024 and May 7, 2024, certain of our subsidiaries entered into a definitive purchase agreement and a merger agreement (collectively, the "Agreements"), respectively, in connection with two separate acquisitions. A portion of the consideration for each of the acquisitions will be payable to the sellers in shares of our Class A common stock. An aggregate of 6.6 million of shares is anticipated to be issued pursuant to the Agreements, in the aggregate amount of $23.3 million, subject to certain adjustments. Additionally, under the Agreements, we agreed to issue additional shares of Class A common stock in connection with earnout payments, which will be determined based on Adjusted EBITDA as set forth in the Agreements and which we currently estimate to result in the issuance of no more than an additional 3.4 million shares, with the shares being issued over the course of three years following each earnout payment measurement period. We reserved the right to pay such earnout payments in cash instead of shares.
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

ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

COMPASS, INC.

Date: May 9, 2024	By:	/s/Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i