Form 10-Q
period 2024-09-30
Compass, Inc.
filed 2024-11-01
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 510,307,191 shares of the registrant’s common stock outstanding.

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
•Low home inventory levels;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$211.2	$166.9
Accounts receivable, net of allowance of $7.0 and $8.6, respectively	45.8	36.6
Compass Concierge receivables, net of allowance of $10.4 and $13.2, respectively	34.8	24.0
Other current assets	38.7	54.5
Total current assets	330.5	282.0
Property and equipment, net	132.4	151.7
Operating lease right-of-use assets	392.4	408.5
Intangible assets, net	82.7	77.6
Goodwill	234.1	209.8
Other non-current assets	27.7	30.7
Total assets	$1,199.8	$1,160.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.3	$18.4
Commissions payable	85.4	59.6
Accrued expenses and other current liabilities	132.4	90.8
Current lease liabilities	98.7	98.9
Concierge credit facility	27.5	24.8
Total current liabilities	358.3	292.5
Non-current lease liabilities	382.3	410.2
Other non-current liabilities	28.1	25.6
Total liabilities	768.7	728.3
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at September 30, 2024 and December 31, 2023; 507,581,054 shares issued and outstanding at September 30, 2024; 484,893,266 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	3,059.7	2,946.5
Accumulated deficit	(2,631.7)	(2,517.8)
Total Compass, Inc. stockholders’ equity	428.0	428.7
Non-controlling interest	3.1	3.3
Total stockholders' equity	431.1	432.0
Total liabilities and stockholders’ equity	$1,199.8	$1,160.3
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,494.0	$1,337.4	$4,248.7	$3,788.6
Operating expenses:
Commissions and other related expense	1,227.7	1,096.2	3,495.3	3,111.1
Sales and marketing	88.2	103.9	276.5	332.5
Operations and support	84.4	83.2	246.5	247.3
Research and development	47.5	45.8	141.9	140.1
General and administrative	27.4	24.2	132.5	93.3
Restructuring costs	1.7	1.7	7.5	27.7
Depreciation and amortization	20.5	21.3	62.7	68.5
Total operating expenses	1,497.4	1,376.3	4,362.9	4,020.5
Loss from operations	(3.4)	(38.9)	(114.2)	(231.9)
Investment income, net	2.2	1.5	4.7	6.9
Interest expense	(1.5)	(1.9)	(4.6)	(9.2)
Loss before income taxes and equity in income (loss) of unconsolidated entity	(2.7)	(39.3)	(114.1)	(234.2)
Income tax benefit	0.3	0.5	0.7	0.5
Equity in income (loss) of unconsolidated entity	0.5	(0.4)	(0.7)	(2.6)
Net loss	(1.9)	(39.2)	(114.1)	(236.3)
Net loss (income) attributable to non-controlling interests	0.2	(0.2)	0.2	(1.3)
Net loss attributable to Compass, Inc.	$(1.7)	$(39.4)	$(113.9)	$(237.6)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.00)	$(0.08)	$(0.23)	$(0.52)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	505,993,014	470,945,736	498,247,783	460,730,792
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended September 30, 2024:
Balances at June 30, 2024	501,172,106	$—	$3,028.4	$(2,630.0)	$398.4	$3.3	$401.7
Net loss	—	—	—	(1.7)	(1.7)	(0.2)	(1.9)
Issuance of common stock in connection with acquisitions	941,394	—	4.1	—	4.1	—	4.1
Issuance of common stock upon exercise of stock options	554,627	—	1.1	—	1.1	—	1.1
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,575,570	—	(7.7)	—	(7.7)	—	(7.7)
Issuance of common stock under the Employee Stock Purchase Plan	337,357	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	32.7	—	32.7	—	32.7
Balances at September 30, 2024	507,581,054	$—	$3,059.7	$(2,631.7)	$428.0	$3.1	$431.1
For the three months ended September 30, 2023:
Balances at June 30, 2023	462,987,617	$—	$2,842.3	$(2,394.7)	$447.6	$4.1	$451.7
Net loss	—	—	—	(39.4)	(39.4)	0.2	(39.2)
Issuance of common stock in connection with acquisitions	637,406	—	2.4	—	2.4	—	2.4
Issuance of common stock upon exercise of stock options	648,062	—	1.3	—	1.3	—	1.3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,221,908	—	(7.6)	—	(7.6)	—	(7.6)
Issuance of common stock under the Employee Stock Purchase Plan	390,915	—	1.1	—	1.1	—	1.1
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	38.6	—	38.6	—	38.6
Other activity related to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Balances at September 30, 2023	477,843,818	$—	$2,908.1	$(2,434.1)	$474.0	$3.4	$477.4
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2024:
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(113.9)	(113.9)	(0.2)	(114.1)
Issuance of common stock in connection with acquisitions	6,583,051	—	26.6	—	26.6	—	26.6
Issuance of common stock upon exercise of stock options	3,258,748	—	5.9	—	5.9	—	5.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	12,124,714	—	(21.8)	—	(21.8)	—	(21.8)
Issuance of common stock under the Employee Stock Purchase Plan	721,275	—	2.2	—	2.2	—	2.2
Stock-based compensation	—	—	100.3	—	100.3	—	100.3
Balances at September 30, 2024	507,581,054	$—	$3,059.7	$(2,631.7)	$428.0	$3.1	$431.1
For the nine months ended September 30, 2023:
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(237.6)	(237.6)	1.3	(236.3)
Issuance of common stock in connection with acquisitions	3,215,610	—	10.6	—	10.6	—	10.6
Issuance of common stock upon exercise of stock options	2,745,170	—	4.2	—	4.2	—	4.2
Issuance of common stock upon settlement of RSUs, net of taxes withheld	9,919,619	—	(17.9)	—	(17.9)	—	(17.9)
Vesting of early exercised stock options	—	—	0.4	—	0.4	—	0.4
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the Employee Stock Purchase Plan	759,835	—	2.5	—	2.5	—	2.5
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	111.4	—	111.4	—	111.4
Other activity related to non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Balances at September 30, 2023	477,843,818	$—	$2,908.1	$(2,434.1)	$474.0	$3.4	$477.4
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(114.1)	$(236.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.7	68.5
Stock-based compensation	96.3	121.9
Equity in loss of unconsolidated entity	0.7	2.6
Change in acquisition related contingent consideration	1.3	1.1
Bad debt expense	(0.1)	4.6
Amortization of debt issuance costs	0.5	0.6
Changes in operating assets and liabilities:
Accounts receivable	(6.9)	(8.3)
Compass Concierge receivables	(11.1)	7.9
Other current assets	16.0	13.6
Other non-current assets	4.6	11.5
Operating lease right-of-use assets and operating lease liabilities	(13.1)	7.6
Accounts payable	(5.6)	(5.8)
Commissions payable	25.0	29.0
Accrued expenses and other liabilities	34.8	(5.7)
Net cash provided by operating activities	91.0	12.8
Investing Activities
Investment in unconsolidated entity	(2.0)	—
Capital expenditures	(11.9)	(8.9)
Payments for acquisitions, net of cash acquired	(18.9)	0.7
Net cash used in investing activities	(32.8)	(8.2)
Financing Activities
Proceeds from exercise of stock options	5.9	4.2
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2.2	2.5
Taxes paid related to net share settlement of equity awards	(21.8)	(17.9)
Proceeds from drawdowns on Concierge credit facility	38.0	44.7
Repayments of drawdowns on Concierge credit facility	(35.3)	(48.7)
Proceeds from drawdowns on Revolving credit facility	—	75.0
Repayments of drawdowns on Revolving credit facility	—	(225.0)
Proceeds from issuance of common stock in connection with the Strategic Transaction	—	32.3
Payments related to acquisitions, including contingent consideration	(2.9)	(12.1)
Other	—	(1.5)
Net cash used in financing activities	(13.9)	(146.5)
Net increase (decrease) in cash and cash equivalents	44.3	(141.9)
Cash and cash equivalents at beginning of period	166.9	361.9
Cash and cash equivalents at end of period	$211.2	$220.0
Supplemental disclosures of cash flow information:
Cash paid for interest	$2.8	$8.0
Supplemental non-cash information:
Issuance of common stock for acquisitions	$26.6	$10.6
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

Liquidity
Throughout 2023 and through the first nine months of 2024, a number of macroeconomic conditions contributed to a slowdown in the U.S. residential real estate market. In response to these conditions, the Company enacted various restructuring actions designed to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. Additionally, as part of its nationwide class action settlement of the antitrust claims, NAR agreed to implement certain industry-wide practice changes, including, but not limited to, prohibiting buyer brokers' offers of compensation from being included in listings on Multiple Listing Services and requiring a buyer to enter into a written agreement with their agent that would set forth the buyer broker's fee before showing the buyer a property. These changes went into effect in mid-August. While the Company continues to assess the effects of the ongoing slowdown and the recent industry-wide changes on its business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that the Company has taken, or will take, to minimize any current and future impact on its revenue, profitability, or liquidity.
As of September 30, 2024 and December 31, 2023, the Company held cash and cash equivalents of approximately $211.2 million and $166.9 million, respectively. Additionally, the Company has a Revolving Credit Facility that matures in March 2026, which it can draw upon provided it maintains continued compliance with certain financial and non-financial covenants. As of September 30, 2024, the Company had $295.1 million available to be drawn under the Revolving Credit Facility. Further, the Company is in compliance with each of the financial and non-financial covenants under the Revolving Credit Facility. See Note 5 — "Debt" for further details. The Company's operating cash flows vary depending on the seasonality of the real estate business. The Company believes that it will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
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
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements generally ranging from one to five years. The Company recognizes forfeitures as they occur.
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
The Company also issues RSUs to employees, and to affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company previously offered RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offered affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. The Company discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
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
The consideration for the acquisitions completed during the nine months ended September 30, 2024 is comprised of $26.1 million in the Company's Class A common stock, $21.3 million of cash paid at or near closing, net of cash acquired, an additional $2.7 million to be paid in cash and the Company's Class A common stock at a later date and an estimated $7.1 million of additional Class A common stock or cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2027. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheet.
For the nine months ended September 30, 2024, the fair value of the assets acquired and the liabilities assumed, related to the 2024 acquisitions, primarily resulted in the recognition of: $28.7 million of customer relationships; $2.4 million of trademark intangible assets; $20.1 million of other current and non-current assets; and $18.9 million of current and non-

current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $24.9 million. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as the intangible assets that do not qualify for separate recognition. The acquired intangible assets are being amortized over the estimated useful lives of approximately 5 to 6 years.
Approximately $9.8 million of the goodwill recorded during the nine months ended September 30, 2024 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $17.0 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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

Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of September 30, 2024, the undiscounted estimated payment under these arrangements was $39.7 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Opening balance	$26.9	$17.6	$20.9	$14.0
Acquisitions and measurement period adjustments	(0.3)	4.0	7.1	12.8
Payments	(0.4)	(3.3)	(2.7)	(9.1)
Changes in fair value included in net loss	0.4	0.5	1.3	1.1
Closing balance	$26.6	$18.8	$26.6	$18.8
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. As of September 30, 2024, the Company expects to pay up to an additional $2.6 million in future compensation to such selling shareholders in connection with these arrangements. For the three and nine months ended September 30, 2023, the Company recognized expense of $0.1 million and $2.1 million, respectively, within Operations and support in the condensed consolidated statements of operations related to these arrangements. Expense related to these arrangements was immaterial for the three and nine months ended September 30, 2024.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $211.2 million and $166.9 million as of September 30, 2024 and December 31, 2023, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $26.6 million and $20.9 million as of September 30, 2024 and December 31, 2023, respectively, are the Company’s only Level 3 financial instruments.

See Note 3 – “Acquisitions” for changes in contingent consideration for the three and nine months ended September 30, 2024 and 2023. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities	$3.1	$4.5
Other non-current liabilities	23.5	16.4
Total contingent consideration	$26.6	$20.9
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the drawn down portion of the Concierge Facility was 8.00% as of September 30, 2024. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of September 30, 2024, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $54.9 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus the unrestricted cash of Compass and its restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of September 30, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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

On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The Gibson and Umpa matters were stayed as to Compass on March 25, 2024. The court preliminarily approved the proposed settlement agreement on April 30, 2024. The Company’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. Plaintiffs may appeal the final approval ruling before December 2, 2024.

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

Wang v. National Ass’n of Realtors et al., Case No. 1:24-cv-02371 (S.D.N.Y.) (“Wang”), an individual lawsuit filed on March 28, 2024, names the Company as a defendant and alleges, among other things, that certain trade associations, including the National Association of Realtors and the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Co-defendants in the Wang matter filed a Motion to Stay the matter on June 14, 2024, pending final approval of the settlement agreement. The Wang matter is stayed until November 26, 2024.

During the three months ended March 31, 2024, the Company recognized an expense of $57.5 million within General and administrative expense in the condensed consolidated statements of operations in connection with the settlement agreement. 50% of the settlement was paid during the three months ended June 30, 2024. The remaining 50% is expected to be paid during the second quarter of 2025.

Batton, et al. v. Compass, Inc., et al.

Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names the Company and seven other brokerages as defendants and alleges that the defendants entered into a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law antitrust statutes, violated state consumer protection statutes, and were unjustly enriched by industry rules that set the manner by which buyer’s brokers are compensated. The allegations in Batton II are substantially similar to those contained in the case captioned Batton, et al. v. National Association of Realtors, et al., No. 1:21-cv-00430 (N.D. Ill.) (“Batton I”), filed on January 25, 2021, which does not name the Company but names the National Association of Realtors and six other brokerages. The Company and the defendants in the Batton II matter filed a motion to dismiss the amended complaint on June 21, 2024. The plaintiffs filed an opposition to the motion to dismiss on August 5, 2024 and the Company and the defendants filed a reply on September 4, 2024.

The Company is unable to predict the outcome of Batton II or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The ultimate resolution of Batton II could have a material adverse effect on the Company’s financial position, results of operations, and cash flow.

Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2024 and December 31, 2023, the Company was contingently liable for $54.9 million and $44.4 million, respectively, under these letters of credit. As of September 30, 2024, $54.9 million of these letters of credit were collateralized by the Revolving Credit Facility. As of December 31, 2023, $43.8 million and $0.6 million of these letters of credit were collateralized by the Revolving Credit Facility and the Company's cash and cash equivalents, respectively.

Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $246.1 million and $120.0 million as of September 30, 2024 and December 31, 2023, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation, which authorizes the Company to issue up to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of September 30, 2024 and December 31, 2023, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	491,822,267	491,822,267
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	15,758,787	15,758,787
Total	13,850,000,000	507,581,054	507,581,054

	December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	465,633,122	465,633,122
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	19,260,144	19,260,144
Total	13,850,000,000	484,893,266	484,893,266
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

In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2024, the shares available for future grants were increased by an additional 24.2 million shares as a result of the annual increase provision described above. As of September 30, 2024, there were 59.7 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. Effective January 1, 2024, the authorized shares increased by 4.7 million shares as a result of the annual increase provision described above. As of September 30, 2024, 18.1 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the nine months ended September 30, 2024, the Company issued 0.7 million shares of Class A common stock under the ESPP.
The Company recognized $0.2 million and $0.7 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.0 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, $0.4 million has been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2023	40,527,848	$5.60	5.1	$20.2
Granted	—	—
Exercised	(3,258,748)	1.83
Forfeited	(1,904,614)	6.62
Balance as of September 30, 2024	35,364,486	$5.89	4.6	$38.8
Exercisable and vested at September 30, 2024	32,751,775	$5.64	4.5	$38.3
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $6.11 and $3.76 as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the intrinsic value of options exercised was $7.3 million and $5.9 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	29,943,818	$5.15
Granted	24,238,196	3.62
Vested and converted to common stock (1)	(18,204,182)	4.35
Forfeited	(3,111,621)	4.61
Balance as of September 30, 2024	32,866,211	$4.52
(1)During the nine months ended September 30, 2024, the Company net settled all RSUs through which it issued an aggregate of 18.2 million shares of Class A common stock and withheld an aggregate of 6.1 million shares of Class A common stock to satisfy $21.8 million of tax withholding obligations on behalf of the Company’s employees.
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
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and other related expense	$—	$—	$—	$11.6
Sales and marketing	7.8	8.8	24.0	26.4
Operations and support	4.2	4.5	12.3	11.6
Research and development	14.6	11.4	44.7	34.4
General and administrative	5.9	13.3	15.3	37.9
Total stock-based compensation expense	$32.5	$38.0	$96.3	$121.9
As of September 30, 2024, unrecognized stock-based compensation expense totaled $138.0 million and is expected to be recognized over a weighted-average period of 2.0 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.

9.    Income Taxes

The Company recognized $0.3 million and $0.7 million of income tax benefit for the three and nine months ended September 30, 2024. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions netted with the recognition of deferred tax assets in India and state income tax expense. Additionally, the Company incurred current tax expense from its operations in India. The Company recognized a $0.5 million benefit from income taxes for the three and nine months ended September 30, 2023.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended September 30, 2024 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Compass, Inc.	$(1.7)	$(39.4)	$(113.9)	$(237.6)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	505,993,014	470,945,736	498,247,783	460,730,792
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.00)	$(0.08)	$(0.23)	$(0.52)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options	35,364,486	41,439,848	35,364,486	41,439,848
Outstanding RSUs	32,866,211	48,481,527	32,866,211	48,481,527
Shares subject to the Employee Stock Purchase Plan	336,429	685,943	336,429	685,943
Unvested early exercised stock options	1,660	29,070	1,660	29,070
Unvested common stock	115,895	—	115,895	—
Contingent common stock to be issued in connection with the Strategic Transaction	—	1,791,802	—	1,791,802
Total	68,684,681	92,428,190	68,684,681	92,428,190

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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of September 30, 2024 and December 31, 2023, the amount of outstanding Concierge Receivables related to unsold properties was approximately 98% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass

Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and nine months ended September 30, 2024 (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning of period	$11.1	$13.2
Allowances	0.1	0.3
Net write-offs	(0.8)	(3.1)
End of period	$10.4	$10.4
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of September 30, 2024 (in millions):

September 30, 2024
Current	$40.7
31-90 days past due	1.4
Over 90 days past due	3.1
Total	$45.2
12.    Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc., terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The lease termination costs were recognized as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. These expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations. The Company incurred additional non-cash charges during the three and nine months ended September 30, 2024 and 2023 associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. These costs have been included within the Depreciation and amortization line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance related personnel costs	$—	$—	$—	$8.9
Lease termination costs	1.7	1.7	7.5	18.8
Accelerated depreciation	0.1	—	1.9	5.3
Total expense	$1.8	$1.7	$9.4	$33.0
The total costs incurred in connection with the Company's restructuring activities taken during the three and nine months ended September 30, 2024 and 2023 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring costs	$1.7	$1.7	$7.5	$27.7
Depreciation and amortization	0.1	—	1.9	5.3
Total expense	$1.8	$1.7	$9.4	$33.0
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities as of September 30, 2024 (in millions):

Payment Due by Period
Remaining 2024	$5.5
2025	11.4
2026	7.0
2027	5.7
Thereafter	7.7
Total	$37.3

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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2024.
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
Operational Highlights for the Three Months Ended September 30, 2024
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 33,000 agents on our platform as of September 30, 2024. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
As of September 30, 2024, the Number of Principal Agents1 was 17,5422, an increase of 2,927, or 20.0%, from September 30, 2023. The principal agent additions primarily relate to the Company's recent acquisitions of various residential real estate brokerages.
During the three months ended September 30, 2024, our agents closed 55,872 Total Transactions, an increase of 16.1% when compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, the increase in total transactions was primarily attributable to the residential real estate brokerages acquired since the same period a year ago.
Our Gross Transaction Value for the three months ended September 30, 2024 was $57.7 billion, an increase of 13.4% when compared to the three months ended September 30, 2023. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as seasonality.
For the three months ended September 30, 2024, our Gross Transaction Value represented 4.8% of residential real estate transacted in the U.S., compared to 4.3% for the three months ended September 30, 2023. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
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
Impact of the Macroeconomic Conditions and Recent Industry Practice Changes on the U.S. Residential Real Estate Market and Our Business
A number of macroeconomic conditions, including high interest rates and the Federal Reserve Board policies, continue to contribute to the slowdown in the U.S. residential real estate market, impacting our business and financial results. Specifically, these conditions resulted in slowed consumer demand, declining home affordability and low inventory. Any further slowdown, additional challenging conditions or lack of improvement in the U.S. residential real estate market could have a significant impact on our business and financial results during the remainder of 2024 and beyond.
Additionally, as part of its nationwide class action settlement of the antitrust claims, NAR agreed to implement certain industry-wide practice changes, including, but not limited to, prohibiting buyer brokers' offers of compensation from being included in listings on Multiple Listing Services and requiring a buyer to enter into a written agreement with their agent that would set forth the buyer broker's fee before showing the buyer a property. These changes went into effect in mid-August. Early in the Spring, the Company entered into a class action settlement of similar antitrust claims and agreed to implement certain other practice changes. See Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Further, we believe the Department of Justice is continuing to focus on the industry, including the practice changes resulting from the NAR settlement.
While we continue to assess the effects of the ongoing slowdown and the recent industry-wide changes on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact on our revenue, profitability, or liquidity.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in millions, except percentages)
Revenue	$1,494.0	100.0%	$1,337.4	100.0%	$4,248.7	100.0%	$3,788.6	100.0%
Operating expenses:
Commissions and other related expense (1)	1,227.7	82.2	1,096.2	82.0	3,495.3	82.3	3,111.1	82.1
Sales and marketing (1)	88.2	5.9	103.9	7.8	276.5	6.5	332.5	8.8
Operations and support (1)	84.4	5.6	83.2	6.2	246.5	5.8	247.3	6.5
Research and development (1)	47.5	3.2	45.8	3.4	141.9	3.3	140.1	3.7
General and administrative (1)	27.4	1.8	24.2	1.8	132.5	3.1	93.3	2.5
Restructuring costs	1.7	0.1	1.7	0.1	7.5	0.2	27.7	0.7
Depreciation and amortization	20.5	1.4	21.3	1.6	62.7	1.5	68.5	1.8
Total operating expenses	1,497.4	100.2	1,376.3	102.9	4,362.9	102.7	4,020.5	106.1
Loss from operations	(3.4)	(0.2)	(38.9)	(2.9)	(114.2)	(2.7)	(231.9)	(6.1)
Investment income, net	2.2	0.1	1.5	0.1	4.7	0.1	6.9	0.2
Interest expense	(1.5)	(0.1)	(1.9)	(0.1)	(4.6)	(0.1)	(9.2)	(0.2)
Loss before income taxes and equity in income (loss) of unconsolidated entity	(2.7)	(0.2)	(39.3)	(2.9)	(114.1)	(2.7)	(234.2)	(6.2)
Income tax benefit	0.3	—	0.5	—	0.7	—	0.5	—
Equity in income (loss) of unconsolidated entity	0.5	—	(0.4)	—	(0.7)	—	(2.6)	(0.1)
Net loss	(1.9)	(0.1)	(39.2)	(2.9)	(114.1)	(2.7)	(236.3)	(6.2)
Net loss (income) attributable to non-controlling interests	0.2	—	(0.2)	—	0.2	—	(1.3)	—
Net loss attributable to Compass, Inc.	$(1.7)	(0.1%)	$(39.4)	(2.9%)	$(113.9)	(2.7%)	$(237.6)	(6.3%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions and other related expense	$—	$—	$—	$11.6
Sales and marketing	7.8	8.8	24.0	26.4
Operations and support	4.2	4.5	12.3	11.6
Research and development	14.6	11.4	44.7	34.4
General and administrative	5.9	13.3	15.3	37.9
Total stock-based compensation expense	$32.5	$38.0	$96.3	$121.9

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,494.0	$1,337.4	$156.6	11.7%	$4,248.7	$3,788.6	$460.1	12.1%
Revenue was $1,494.0 million and $4,248.7 million during the three and nine months ended September 30, 2024, an increase of $156.6 million, or 11.7%, and $460.1 million, or 12.1%, compared to the prior year periods, respectively. The increase for the three and nine months ended September 30, 2024 was primarily driven by an increase in the number of agents on our platform during 2023 and 2024 and a higher volume of transactions. The Number of Principal Agents as of September 30, 2024 grew to 17,542, an increase of 20.0% from the year ago period. For the three and nine months ended September 30, 2024, 6.4% and 5.1% of the revenue increases, respectively, were attributable to businesses recently acquired with no comparable revenue in the prior periods.
Commissions and other related expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,227.7	$1,096.2	$131.5	12.0%	$3,495.3	$3,111.1	$384.2	12.3%
Percentage of revenue	82.2%	82.0%			82.3%	82.1%
Commissions and other related expense was $1,227.7 million and $3,495.3 million during the three and nine months ended September 30, 2024, an increase of $131.5 million, or 12.0%, and $384.2 million, or 12.3%, compared to the prior year periods, respectively. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the nine months ended September 30, 2023. The decline in stock-based compensation expense for the nine months ended September 30, 2024 when compared to the prior year period was due to the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $1,227.7 million, or 82.2% of revenue, and $3,495.3 million, or 82.3% of revenue, for the three and nine months ended September 30, 2024 and $1,096.2 million, or 82.0% of revenue, and $3,099.5 million, or 81.8% of revenue, for the three and nine months ended September 30, 2023, respectively. The increase in absolute dollars and as a percentage of revenue of Commission and other related expense, excluding non-cash stock-based compensation, for the three and nine months ended September 30, 2024 when compared to the prior year periods was primarily driven by increased revenue and the impact of recent acquisitions, which operate in markets with higher average commissions rates compared to our core brokerage.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$88.2	$103.9	$(15.7)	(15.1%)	$276.5	$332.5	$(56.0)	(16.8%)
Percentage of revenue	5.9%	7.8%			6.5%	8.8%
Sales and marketing expense was $88.2 million and $276.5 million during the three and nine months ended September 30, 2024, a decrease of $15.7 million, or 15.1%, and $56.0 million, or 16.8%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $7.8 million and $24.0 million for the three and nine months ended September 30, 2024 and $8.8 million and $26.4 million for the three and nine months ended September 30, 2023, respectively. Sales and marketing expense, excluding non-cash stock-based compensation expense, was $80.4 million, or 5.4% of revenue, and $252.5 million, or 5.9% of revenue, for the three and nine months ended September 30, 2024 and $95.1 million, or 7.1% of revenue, and $306.1 million, or 8.1% of revenue, for the three and nine months ended September 30, 2023, respectively. The decrease in absolute dollars and as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in agent marketing costs and agent incentives.
Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Operations and support	$84.4	$83.2	$1.2	1.4%	$246.5	$247.3	$(0.8)	(0.3%)
Percentage of revenue	5.6%	6.2%			5.8%	6.5%
Operations and support expense was $84.4 million and $246.5 million during the three and nine months ended September 30, 2024, an increase of $1.2 million, or 1.4%, and a decrease of $0.8 million, or 0.3%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.2 million and $12.3 million for the three and nine months ended September 30, 2024 and $4.5 million and $11.6 million for the three and nine months ended September 30, 2023, respectively. Operations and support expense, excluding such non-cash stock-based compensation expense, was $80.2 million, or 5.4% of revenue, and $234.2 million, or 5.5% of revenue, for the three and nine months ended September 30, 2024 and $78.7 million, or 5.9% of revenue, and $235.7 million, or 6.2% of revenue, for the three and nine months ended September 30, 2023, respectively. The fluctuation in absolute dollars, excluding such non-cash stock-based compensation expense, during the three and nine months ended September 30, 2024 remained relatively flat. The decrease as a percentage of revenue, excluding such non-cash stock-based compensation expense, during the three and nine months ended September 30, 2024 was primarily related to the increase in revenue compared to the prior year period.
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Research and development	$47.5	$45.8	$1.7	3.7%	$141.9	$140.1	$1.8	1.3%
Percentage of revenue	3.2%	3.4%			3.3%	3.7%
Research and development expense was $47.5 million and $141.9 million during the three and nine months ended September 30, 2024, an increase of $1.7 million, or 3.7%, and $1.8 million, or 1.3%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $14.6 million and $44.7 million for the three and nine months ended September 30, 2024 and $11.4 million and $34.4 million for the three and nine months ended September 30, 2023, respectively. The increase in stock-based compensation expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by forfeitures incurred due to the workforce reductions taken in connection with our restructuring activities in the prior year with no comparable activity in the current year. Research and development expense, excluding such non-cash stock-based compensation expense, was $32.9 million, or 2.2% of revenue, and $97.2 million, or 2.3% of revenue, for the three and nine months ended September 30, 2024 and $34.4 million, or 2.6% of revenue, and $105.7 million, or 2.8% of revenue, for the three and nine months ended September 30, 2023, respectively. The decrease in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars and as a percentage of revenue during the three and nine months ended September 30, 2024 was primarily driven by lower research and development related expense resulting from our cost reduction initiatives.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
General and administrative	$27.4	$24.2	$3.2	13.2%	$132.5	$93.3	$39.2	42.0%
Percentage of revenue	1.8%	1.8%			3.1%	2.5%

General and administrative expense was $27.4 million and $132.5 million during the three and nine months ended September 30, 2024, an increase of $3.2 million, or 13.2%, and $39.2 million, or 42.0%, compared to the prior year periods, respectively. General and administrative expense includes a charge of $57.5 million for the nine months ended September 30, 2024 in connection with the Antitrust Lawsuits, which is discussed in Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $5.9 million and $15.3 million for the three and nine months ended September 30, 2024 and $13.3 million and $37.9 million for the three and nine months ended September 30, 2023, respectively. The decrease in stock-based compensation expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by the modification of the Company's Chief Executive Officer's performance-based RSUs at the end of 2023. General and administrative expense, excluding such non-cash stock-based compensation expense and the aforementioned litigation charge, was $21.5 million, or 1.4% of revenue, and $59.7 million, or 1.4% of revenue, for the three and nine months ended September 30, 2024 and $10.9 million, or 0.8% of revenue, and $55.4 million, or 1.5% of revenue, for the three and nine months ended September 30, 2023, respectively. The increase in absolute dollars and as a percentage of revenue, excluding such non-cash stock-based compensation expense and the litigation charge, during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by a benefit incurred during the three months ended September 30, 2023 of $7.2 million for tax refunds resulting from a change in estimates for certain state taxes paid in prior years.
Restructuring costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$1.7	$1.7	$—	—%	$7.5	$27.7	$(20.2)	(72.9%)
Percentage of revenue	0.1%	0.1%			0.2%	0.7%
Restructuring costs in the three and nine months ended September 30, 2024 primarily consisted of costs associated with continued lease terminations. Restructuring costs in the three and nine months ended September 30, 2023 primarily consisted of costs associated with workforce reduction actions and lease terminations. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$20.5	$21.3	$(0.8)	(3.8%)	$62.7	$68.5	$(5.8)	(8.5%)
Percentage of revenue	1.4%	1.6%			1.5%	1.8%
Depreciation and amortization expense decreased $0.8 million, or 3.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and decreased $5.8 million, or 8.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, depreciation and amortization expenses remained relatively flat. The decrease for the nine months ended September 30, 2024 was primarily driven by $5.3 million in accelerated depreciation for fixed assets, including leasehold improvements, furniture and fixtures related to office leases we exited during the nine months ended September 30, 2023 compared to $1.9 million in the current period. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for more information.

Investment income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$2.2	$1.5	$0.7	46.7%	$4.7	$6.9	$(2.2)	(31.9%)
Investment income, net increased during the three months ended September 30, 2024 primarily as a result of an increase in our average short-term interest-bearing investments as compared to the three months ended September 30, 2023. Investment income, net decreased during the nine months ended September 30, 2024 as a result of a decrease in our average short-term interest-bearing investments as compared to the year ago period.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(1.5)	$(1.9)	$0.4	21.1%	$(4.6)	$(9.2)	$4.6	50.0%
Interest expense was $1.5 million and $4.6 million for the three and nine months ended September 30, 2024, respectively. The decrease from the prior year periods was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of balances outstanding in the prior year on the credit facility with no comparable balance outstanding during the three and nine months ended September 30, 2024.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$0.3	$0.5	$(0.2)	(40.0%)	$0.7	$0.5	$0.2	40.0%

For the three and nine months ended September 30, 2024, Income tax benefit decreased by $0.2 million and increased by $0.2 million when compared to the three and nine months ended September 30, 2023, respectively. The changes primarily resulted from a decrease in acquisition activity and the recognition of deferred tax assets in India netted with state income tax expense, respectively.
Equity in income (loss) of unconsolidated entity

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in millions, except percentages)
Equity in income (loss) of unconsolidated entity	$0.5	$(0.4)	$0.9	225.0%	$(0.7)	$(2.6)	$1.9	73.1%
During the three and nine months ended September 30, 2024, Equity in income (loss) of unconsolidated entity was income of $0.5 million and a loss of $0.7 million, respectively, primarily from our mortgage joint venture, which was formed in July 2021.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Transactions	55,872	48,134	154,711	138,227
Gross Transaction Value (in billions)	$57.7	$50.9	$162.8	$144.3
Number of Principal Agents(1)(2)	17,542	14,615	17,542	14,615
Net loss attributable to Compass, Inc. (in millions)	$(1.7)	$(39.4)	$(113.9)	$(237.6)
Net loss attributable to Compass, Inc. margin	(0.1%)	(2.9%)	(2.7%)	(6.3%)
Adjusted EBITDA(3) (in millions)	$52.0	$21.8	$109.3	$(15.2)
Adjusted EBITDA margin(3)	3.5%	1.6%	2.6%	(0.4%)
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
Our Total Transactions increased for the three months ended September 30, 2024 to 55,872, or 16.1%, and for the nine months ended September 30, 2024 to 154,711, or 11.9%, from the year ago periods. For the three and nine months ended September 30, 2024, the majority of the increase in total transactions was attributable to the brokerages acquired since the same periods a year ago.
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
Our Gross Transaction Value for the three and nine months ended September 30, 2024 was $57.7 billion and $162.8 billion, representing an increase of 13.4% and 12.8% from the year ago periods, respectively. The increase for the three and nine months ended September 30, 2024 were primarily driven by an increase in the number of agents on our platform.

Number of Principal Agents
The Number of Principal Agents represents the number of agents who are leaders of their respective agent teams or individual agents operating independently on our platform at the end of a given period. The Number of Principal Agents is an indicator of the potential future growth of our business, as well as the size and strength of our platform. We use the Number of Principal Agents, in combination with our other key metrics such as Total Transactions and Gross Transaction Value, as a measure of agent productivity.
Our Number of Principal Agents for the three and nine months ended September 30, 2024 was 17,542, representing an increase of 20.0% from the year ago period primarily driven by the agents we acquired in 2024 from Latter & Blum Holdings, LLC and Parks Village Nashville, LLC. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.

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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Compass, Inc.	$(1.7)	$(39.4)	$(113.9)	$(237.6)
Adjusted to exclude the following:
Depreciation and amortization	20.5	21.3	62.7	68.5
Investment income, net	(2.2)	(1.5)	(4.7)	(6.9)
Interest expense	1.5	1.9	4.6	9.2
Stock-based compensation	32.5	38.0	96.3	121.9
Income tax benefit	(0.3)	(0.5)	(0.7)	(0.5)
Restructuring costs	1.7	1.7	7.5	27.7
Acquisition-related expenses(1)	—	0.3	—	2.5
Litigation charge(2)	—	—	57.5	—
Adjusted EBITDA	$52.0	$21.8	$109.3	$(15.2)
Net loss attributable to Compass, Inc. margin	(0.1%)	(2.9%)	(2.7%)	(6.3%)
Adjusted EBITDA margin	3.5%	1.6%	2.6%	(0.4%)
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
Adjusted EBITDA was income of $52.0 million and $21.8 million during the three months ended September 30, 2024 and 2023, respectively. Adjusted EBITDA was income of $109.3 million and a loss of $15.2 million during the nine months ended September 30, 2024 and 2023, respectively. The improvement in Adjusted EBITDA during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily a result of the impact of our cost reduction initiatives and an increase in revenue which was driven by an increase in the number of agents on our platform during 2023 and 2024.
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

	Three Months Ended September 30, 2024
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,227.7	$88.2	$84.4	$47.5	$27.4
Adjusted to exclude the following:
Stock-based compensation	—	(7.8)	(4.2)	(14.6)	(5.9)
Non-GAAP Basis	$1,227.7	$80.4	$80.2	$32.9	$21.5

	Three Months Ended September 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$1,096.2	$103.9	$83.2	$45.8	$24.2
Adjusted to exclude the following:
Stock-based compensation	—	(8.8)	(4.5)	(11.4)	(13.3)
Acquisition-related expenses	—	—	(0.3)	—	—
Non-GAAP Basis	$1,096.2	$95.1	$78.4	$34.4	$10.9

	Nine Months Ended September 30, 2024
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,495.3	$276.5	$246.5	$141.9	$132.5
Adjusted to exclude the following:
Stock-based compensation	—	(24.0)	(12.3)	(44.7)	(15.3)
Litigation charge	—	—	—	—	(57.5)
Non-GAAP Basis	$3,495.3	$252.5	$234.2	$97.2	$59.7

	Nine Months Ended September 30, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$3,111.1	$332.5	$247.3	$140.1	$93.3
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(26.4)	(11.6)	(34.4)	(37.9)
Acquisition-related expenses	—	—	(2.5)	—	—
Non-GAAP Basis	$3,099.5	$306.1	$233.2	$105.7	$55.4
LIQUIDITY AND CAPITAL RESOURCES
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds from the sale of convertible preferred stock and common stock. As of September 30, 2024, we had cash and cash equivalents of $211.2 million and an accumulated deficit of $2.6 billion.

We expect that operating losses and negative cash flows from operations may continue in certain periods in the foreseeable future as a result of the current slowdown in the U.S. residential real estate market as described in more detail under the section entitled “—Impact of the Macroeconomic Conditions and Recent Industry Practice Changes on the U.S. Residential Real Estate Market and Our Business”. We believe our existing cash and cash equivalents, the Concierge Facility (which, as disclosed in the footnotes to the condensed consolidated financial statements, may be used to support our Compass Concierge Program) and the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.

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
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of September 30, 2024.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$91.0	$12.8
Net cash used in investing activities	(32.8)	(8.2)
Net cash used in financing activities	(13.9)	(146.5)
Net increase (decrease) in cash and cash equivalents	$44.3	$(141.9)
Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $91.0 million. The inflow was primarily due to a $114.1 million Net loss adjusted for $161.4 million of non-cash charges and cash inflows due to changes in assets and liabilities of $43.7 million.
For the nine months ended September 30, 2023, net cash provided by operating activities was $12.8 million. The inflow was primarily due to a $236.3 million Net loss adjusted for $199.3 million of non-cash charges and cash inflows due to changes in assets and liabilities of $49.8 million.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $32.8 million consisting of $18.9 million in payments for acquisitions, net of cash acquired, $11.9 million of capital expenditures and $2.0 million for investments in an unconsolidated entity.
During the nine months ended September 30, 2023, net cash used in investing activities was $8.2 million consisting of $8.9 million in capital expenditures partially offset by $0.7 million of cash acquired, net of payments for acquisitions.
Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $13.9 million primarily consisting of $21.8 million in taxes paid related to the net share settlement of equity awards and $2.9 million in payments related to acquisitions, including contingent consideration payments, partially offset by $5.9 million in proceeds from the exercise of stock options, $2.7 million in net proceeds from drawdowns and repayments on the Concierge Facility and $2.2 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

During the nine months ended September 30, 2023, net cash used in financing activities was $146.5 million, primarily consisting of $150.0 million in net repayments of drawdowns on the Revolving Credit Facility, $17.9 million in taxes paid related to net share settlement of equity awards, $12.1 million in payments related to acquisitions, including contingent consideration and $4.0 million in net outflows from drawdowns and repayments on the Concierge Facility partially offset by $32.3 million in proceeds from the issuance of common stock in connection with the Strategic Transaction, $4.2 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $246.1 million and $120.0 million as of September 30, 2024 and December 31, 2023, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2024 consisted of $211.2 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.75%. As of September 30, 2024, we had a total outstanding balance of $27.5 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of September 30, 2024, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From July 1, 2024 through November 1, 2024, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in Form 4s filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 3,578,850 shares of Class C common stock for an equivalent number of shares of Class A common stock pursuant to an Equity Exchange Right Agreement on August 13, 2024, August 19, 2024, August 26, 2024 and September 13, 2024.
(2) An aggregate of 941,394 shares of Class A common stock were issued on July 10, 2024 to the sellers in connection with an acquisition (the “Acquisition”) previously disclosed in the Quarterly Reports on Form 10-Q for the quarterly periods ended on March 31, 2024 and June 30, 2024, in the aggregate amount of $3.9 million. Additionally, in connection with the Acquisition, we agreed to issue additional shares of Class A common stock with respect to the earnout payments, which will be determined based on Adjusted EBITDA as set forth in the relevant agreement. We currently estimate to issue no more than an additional 3.1 million shares, with the shares being issued over the course of three years following each earnout payment measurement period. We reserved the right to pay such earnout payments in cash instead of shares.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Chief Executive Officer Agreement between the Company and Robert Reffkin, dated as of October 29, 2024.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: November 1, 2024	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i