Form 10-K
period 2024-12-31
Compass, Inc.
filed 2025-02-25
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $1,426,660,391.
The registrant had 517,671,325 shares of common stock outstanding as of February 20, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant’s proxy statement to be filed in connection with the registrant’s 2025 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Compass, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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
•High mortgage interest rates;
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
•Our ability to continuously innovate, improve and expand our platform to create value for our agents;
•Our ability to expand our operations and to offer additional integrated services;
•Our ability to realize the expected benefits from our mortgage business;

•Our ability to compete successfully;
•Our ability to attract and retain agents and affiliates;
•Our ability to re-accelerate our business growth given our current expense structure;
•Use of cash to satisfy tax withholding obligations that arise in connection with settlements of RSU awards;
•Fluctuations in our quarterly results and other operating metrics;
•The loss of one or more of our key personnel and our ability to attract and retain other highly qualified personnel;
•Actions by our agents, employees or affiliates that could adversely affect our reputation and subject us to liability;
•Any losses relating to our title and escrow businesses as a result of errors, omissions, fraud or other misconduct;
•Our ability to pursue acquisitions that are successful and integrated into our existing operations;
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
•Our ability to successfully integrate machine learning and artificial intelligence, or AI, in tools and features available on our platform;
•Our ability to adapt to and expand into international markets;
•Our ability to develop and maintain an effective system of disclosure controls and internal control over financial reporting;
•Covenants in our debt agreements that may restrict our borrowing capacity or operating activities;
•Our ability to use net operating losses and other tax attributes may be limited;
•Our reliance on assumptions, estimates and business data to calculate our key performance indicators;
•Changes in, and our reliance on, accounting standards, assumptions, estimates and business data;
•The dependability of our platform and software;
•Our ability to maintain our company culture;
•Our ability to obtain or maintain adequate insurance coverage;
•Processing, storage, and use of personal information and other data, and compliance with privacy laws and regulations;
•Disruption or delay in service from third-party service providers;
•Investor expectations related to corporate responsibility, environmental, social and governance factors;
•Natural disasters and catastrophic events;
•The effect of the claims, lawsuits, government investigations, and other proceedings;
•Changes in federal or state laws regarding the classification of our agents as independent contractors;
•Compliance with applicable laws and regulations and changes to applicable laws and regulations;
•Our ability to protect our intellectual property rights, and our reliance on the intellectual property rights of third parties;
•Our use of open source software;
•The impact of having a multi-class structure of common stock;
•Securities or industry analysts publishing unfavorable research or not publishing research about our business;
•Our ability to raise additional capital on terms acceptable to us, or at all;
•Our charter provisions may make us more difficult to acquire, may limit stockholder attempts to remove or replace management and/or obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•Our plan to continue to retain earnings rather than pay dividends for the foreseeable future; and
•Other factors set forth under “Risk Factors” in this Annual Report.

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
Overview and Our Business Model
We are a leading tech-enabled real estate services company that includes the largest real estate brokerage in the United States by sales volume. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage. In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. This acquisition marked our entry into a new business line, allowing us to partner with independently operated brokerages. We refer to this new business line as “our affiliate business” and to the independently operated brokerages as “our affiliates”.
We currently operate two primary brands: Compass and Christie’s International Real Estate. Compass is a top luxury real estate brand serving 35 states and Washington DC, with over 33,000 agents. Christie’s International Real Estate is the world’s premier global luxury real estate brand with over 100 independently operated brokerages in over 50 countries and territories. We operate our owned-brokerage business primarily under the Compass brand and our affiliate business under the Christie’s International Real Estate brand.
Our business model is directly aligned with the success of the agents at our owned-brokerage and affiliates. Agents at our owned-brokerage business are independent contractors that associate their real estate license with us and choose to operate their businesses on our platform. We primarily generate revenue from our owned-brokerage business when we collect a share of the gross sales commissions that the agents earn from home sales and certain other fees, such as flat transaction commission fees. Gross sales commissions are typically based on a percentage of the home sale price. Additionally, beginning in January 2025, we attract independently operated brokerages that affiliate with us as a franchisee or a licensee under a long-term franchise or license agreement. We generate revenue from our affiliate business when we collect royalties from our affiliates, which are based on the percentage of the affiliate’s gross sales commissions, as well as certain other fees, such as marketing and technology fees. We currently generate substantially all of our revenue and earnings from our owned-brokerage business. Integrated services and our affiliate business comprise a small portion of our revenue and earnings. We believe we are well-positioned to grow our integrated services and affiliate business and expect revenue and earnings for these businesses to grow as a portion of our overall revenue and earnings over the long-term.
Our technology offerings provide a strong foundation for agents at our owned-brokerage, as well as our affiliates and their agents, and empower them to deliver exceptional service to their clients. Agents at our owned-brokerage and our affiliates utilize our technology offerings to grow their businesses, save time and manage their businesses more effectively.
Our end-to-end proprietary technology platform (the "Compass platform") allows real estate agents to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. The Compass platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. The Compass platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, title and escrow and mortgage services are integrated and are available on the Compass platform. Currently, the Compass platform is only available to the agents at our owned-brokerage and is not yet available to our affiliates or their agents. As part of the Christie’s International Real Estate acquisition, we acquired a proprietary multi-tenant technology platform (the "CIRE platform") that is offered to our affiliates and their agents. It allows us to scale our affiliate business efficiently and without a substantial technology investment as we continue to grow that business.
Compass One, an all-in-one client dashboard, launched in February 2025, provides a client-facing version of the Compass platform to consumers, allowing agents’ clients to have a differentiated experience where they can access the tools, services and advantages Compass offers to manage their homeownership journey.
Selling and buying a home is one of the most significant, and often one of the most complex, time consuming, and consequential financial events in an individual’s life. Given the unique nature of each property, location, buyer, seller, negotiation, title and financing, a real estate agent’s role as the driver of the majority of the workflow is indispensable. According to NAR’s 2025 Profile of Home Buyers and Sellers, 90% of home sellers and 88% of home buyers used a real estate agent or broker - levels that have remained consistent since our inception, with 2012 levels at 88% and 89%, respectively.

Our Technology Offerings

The Compass platform allows agents at our owned-brokerage to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. The Compass platform helps them to operate with the sophisticated capabilities of a modern technology company and the personal attention and service of a dedicated advisor. Using proprietary data, analytics, AI and machine learning, our platform delivers a broad set of industry-specific capabilities. We also acquired the CIRE platform as part of the Christie’s International Real Estate acquisition that we offer to our affiliates and their agents. Our affiliates and their agents do not currently have access to the Compass platform. Additionally, certain of our Glide tools, which include completion of various real estate forms and offer preparation as well as eSignature and collaboration capabilities, are offered to non-Compass agents and their clients. We refer to the Compass platform, the CIRE platform and all other technology products and services that we offer as our "technology offerings".

We are simplifying today’s complex, paper-driven, antiquated workflow to empower real estate agents to deliver an exceptional experience to every buyer and seller. Our technology offerings are tailored to the real estate industry and in certain of our markets, combine integrated software with value-added services, such as title, escrow and settlement.

We design our technology offerings for simplicity and flexibility. The efficiencies that agents at our owned-brokerage and our affiliates gain from adoption of our technology offerings give them the opportunity to spend more time with their clients.

We continue to innovate and enhance our technology offerings with the goal of digitizing and streamlining all real estate workflows that empower agents to acquire and serve their clients. We have made significant investments in research and development to improve and maintain our technology offerings and to support our technology infrastructure. As we look forward, we will continue to scale our technological innovation through the lens of cash flow positivity.
Our Compass Platform Capabilities
Our Compass platform aims to digitize, integrate and simplify all real estate workflows for agents and their clients. It is built on the premise that integration and ease of use are foundational to enabling agents to more effectively run their businesses and serve their clients. Our Compass platform is a proprietary end-to-end cloud-native software service with mobile applications that allow agents to manage their business anytime and anywhere. We build beautifully designed consumer-grade user interfaces and simplified workflows for agent-client interactions, and insight-rich dashboards and reports backed by AI, machine learning and integrated data assets.
We empower agents with capabilities such as:
•Customer Relationship Management ("CRM"). Given the high percentage of repeat and referral business done by agents, their future transaction pipeline exists within their sphere of influence. Our CRM provides agents with an easy-to-use interface that is both powerful and automated, enabling agents to cultivate their sphere, nurture and grow relationships and close more sales. It also leverages AI to provide recommendations and insights, and integrates with other aspects of the Compass platform such as Marketing Center to create engaging content.
•Business Tracker. Business Tracker provides agents with a centralized view of their entire business. It enables agents to organize and manage their active leads, buyers, renters and listings, as well as view potential revenue at each stage of the transaction. Given Business Tracker’s deep integration with other Compass resources, such as Marketing Center, Collections, CMA, Tasks and Listing Insights, agents can serve the needs of every client - from first contact to closing - all from one place. Business Tracker includes multiple powerful capabilities that aim at boosting agent productivity. Two such examples are Team Collaboration, which allows agents to collaborate with any member of their team on any of their transactions, and Checklists, which enable agents to configure a set of tasks that get automatically applied to every transaction and can be assigned to specific members of their team, or their clients.
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

•Collections. A curated visual workspace that allows agents and their clients to collaborate in real time, with the ability to easily organize homes, centralize discussions and monitor the market by receiving immediate status and price updates.
•Comparative Market Analysis ("CMA"). Pricing a home is a complex and nuanced exercise. Powered by AI, our CMA enhances agents’ market expertise by making recommendations and synthesizing complex data so agents can help their clients build the optimal pricing strategy for their homes based on comparable properties.
•AI-Driven Client Prospecting Recommendations. Our AI technology recommends specific clients in an agent’s contact database that are more likely to sell their home, based on various data points like neighborhood sales trends, length of ownership, and local market appreciation.
•One-Click Listing Video Creation. Video Generator allows agents to create short, customized, professional videos with added music and text using existing listing photos in seconds, simply by entering an address that can be shared on the listing page or social media.
•AI-Driven Content. We recently integrated the OpenAI application programming interface into our Compass platform. AI further enhances the agent experience and their ability to quickly perform tasks, such as creating copy for listing brochures and descriptions, marketing materials, and even their agent profiles on our website.
•Listing Search and Saved Search Notifications. Our proprietary search algorithm and database simplifies and enhances the ability for agents to find homes best suited for their clients’ needs using locally-relevant search filters. Agents can set up very precise saved search alerts for their clients to notify them of new listings that match their criteria in near real-time in the mobile app and in email.
•Listing Tour Scheduling and Coordination. With a simple interface, agents can quickly schedule, coordinate and create routes for home tours, saving agents significant time.
•Open House Management. The Compass platform provides several resources and mobile app functionality to manage open houses and tours across both in-person and virtual formats, giving agents the ability to maintain a high level of service and follow up, in addition to growing their sphere of influence.
•Listing Analytics. Compass Insights is a personalized dashboard that contains all the key data points an agent needs to craft a winning marketing strategy around audience and traffic information, uncover new lead-generation opportunities, and invest accordingly in the positioning of a listing.
•Transaction Management. There are many burdensome steps involved in the closing of a transaction. We provide agents with transaction closing and post-closing support to reduce the complexity for clients and efficiently advise through a transaction’s lifecycle. These features include forms, offers, and eSignature capabilities, as well as tools that assist with compliance review, and ultimately commission payments.
•One Click Title & Escrow. This feature allows agents to seamlessly access and initiate title and escrow services on the Compass platform with a single click.
•Reverse Prospecting. This tool provides agents with exclusive insights into interested buyers looking at their listings among agents on the Compass platform across the country and the clients they represent. It tracks real-time updates on how often agents and their clients are looking at the listing, commenting, favoriting it, or sharing it.
•Make Me Sell. We believe this tool will help convert a portion of our CRM contacts into passive 'willing-to-sell' inventory that will only be available to agents using the Compass platform. We have launched this tool in certain markets and anticipate a full launch in the first quarter of 2025.
•Private Exclusives. This tool allows agents to list their client’s property on Compass.com only to test price, gain critical insights and generate early demand before listing it on an MLS.
•Compass One. All-in-one client dashboard, launched in February 2025, provides a client-facing version of the Compass platform to consumers, allowing agents’ clients to have a differentiated experience where they can access the tools, services and advantages we offer to manage their homeownership journey.
As agents and their clients use the Compass platform to consolidate their activities for buying, selling, marketing and transacting real estate, they demonstrate high engagement with the platform. As we continue to build everything agents need in a single, integrated platform, we believe more high-performing agents will continue to come to Compass. As more high-performing agents join us, we believe the Compass platform will help them provide great experiences to more of their clients. The ability to create great client experiences drives continued business for agents with repeat and referral clients. This ultimately generates more revenue for the agents, and in turn, for us, which enables us to invest more into enhancing the Compass platform, as well as other technology offerings. These investments further empower agents to grow their businesses efficiently and effectively.
Integrated Services
Our integrated services, spanning title, escrow and mortgage, support the needs of home buyers and sellers, as well as homeowners seeking refinancing. The synergies between these integrated services and our brokerage business increase transparency and deliver a more integrated closing process for agents and their clients.
Title, Escrow and Settlement Services
Our title, escrow and settlement businesses provide full-service title, escrow and settlement services to the clients of our agents at our owned-brokerage, real estate companies, and financial institutions relating to the closing of home purchases as well as the refinancing of home loans. In many markets, clients typically look to either their attorneys or agents to refer them to the highest quality providers of these types of services after the purchase contract is signed. As of January 31, 2025, we provided title, escrow and settlement services under a multitude of local brands in eleven states and Washington D.C.
Mortgage Business
We partner with Guaranteed Rate, which is one of the nation’s largest retail mortgage companies, to originate mortgage loans, including both purchases and refinancing transactions, for clients of our agents at our owned-brokerage. Our partnership is structured as a non-exclusive joint venture, where we hold a 49.9% equity interest. All mortgage loans are funded by separate warehouse lines that are not maintained by us, and all mortgage loans are collateralized by the underlying mortgages available for sale and are non-recourse to us. As part of the Christie’s International Real Estate acquisition, we acquired ProperRate, a mortgage joint venture with Guaranteed Rate that is similar to our existing mortgage joint venture. We consolidated ProperRate with our mortgage joint venture in February 2025. As of January 31, 2025, our mortgage business was licensed in 42 states and Washington D.C.
Affiliate Business
We entered the affiliate business in January 2025 when we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. This addition provides us with the ability to partner with independently operated brokerages both domestically and internationally, expands our agents’ referral network and gives us an international presence in a capital-light manner.
Generally, our affiliates partner with us as a franchisee or a licensee under a franchise or license agreement, with a minimum term of ten years and pay us monthly royalties, which are based on the percentage of the affiliate’s gross sales commissions, and certain other fees, such as marketing and technology fees. A limited number of our international affiliates are currently on a fixed fee model, which we are actively phasing out as renewals come up. Under our typical agreement, our affiliates have the right to operate under the Christie’s International Real Estate brand, use the Christie’s International Real Estate trademark and access our technology offerings and other services. We do not exercise control over our affiliates and their agents and affiliates operate their brokerage businesses independently.
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
Since inception and through December 31, 2024, we partnered with our agents and sellers on Compass Concierge projects totaling approximately $1.29 billion, with an average project size of approximately $28,900. We believe the program has successfully unlocked incremental transactions for our agents, delivered higher sale prices and reduced selling times for our agents' seller clients and also helped us attract high-performing agents to our platform.
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
As of December 31, 2024, we had 2,566 employees across the U.S. and internationally. None of our employees are represented by a labor organization or are party to a collective bargaining arrangement.
We offer market-competitive compensation and benefits to our employees. We strive to offer a comprehensive benefit package and evaluate and supplement our benefits periodically. Our benefits package includes base pay, bonus programs for selected roles, long-term equity grants, health, dental and vision insurance plans, fertility benefits, life and disability insurance benefits, paid time off (including unlimited flexible time off, a community service day, and paid parental leave), as well as other benefits, such as access to mental health resources, an employee stock purchase plan and the ability to participate in a broad-base 401(k) plan with a company match.
Competition
The residential real estate and technology industries are highly competitive and fragmented. We compete to attract and retain top talent across the agent community, engineers and employees in all other functions in order to build the best tech-enabled real estate services company. Our business faces competition nationally and in each of the markets we serve from other real estate brokerage firms, including a growing number of internet-based brokerages and others who operate with a variety of business models. Some of these competitors provide similar services or products to us, including:
•brokering transactions for home buyers and sellers;
•providing tools to agents associated with real estate data aggregation; and
•providing integrated services products associated with residential real estate transactions, such as title and escrow/settlement and mortgage origination.
Some companies may attempt to assemble various aspects of solutions that overlap with our offering, including:
•real estate brokerage firms;
•vertical SaaS technology companies;
•enterprise technology bellwethers; and
•real estate financial services.
We believe we compete favorably based on multiple factors, including the strength and quality of our business, and our ability to retain our agents, our integrated suite of differentiated technology offerings that empower agents, our platform functionality and innovative product and service offerings that facilitate real estate transactions for both buyers and sellers, our growing scale, and our luxury brands. Our differentiated focus on the agent enables us to deliver a premier brokerage and technology-enabled agent experience at scale.
Regulation
Regulation of the Brokerage Industry
State Regulation. Brokerage businesses are primarily regulated at the state level by agencies dedicated to real estate matters or professional services. Real estate brokerage licensing laws vary widely from state to state. Generally, all individuals and entities acting as real estate brokers or salespersons must be licensed in each state where they operate. In all states, licensed agents must be affiliated with a broker of record, managing broker, designated broker or similar licensee (a “broker of record”) to engage in licensed real estate brokerage activities. Generally, a brokerage must obtain a corporate real estate broker license, although in some jurisdictions the licenses are personal to individual brokers. The broker of record in all jurisdictions must actively supervise the individual licensees and the brokerage’s activities within the applicable jurisdiction. All licensed market participants, whether individuals or entities, must follow the jurisdiction’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust funds, agency representation, advertising, and fair housing. In each of the jurisdictions where our business operates, we have designated a properly licensed broker as the broker of record and, where required, we also hold a corporate real estate broker’s license. We (and agents at our owned-brokerage and our affiliates) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions.
Federal Regulation. Several federal laws and regulations govern the real estate brokerage business, including the federal Fair Housing Act and the Real Estate Settlement Procedures Act (“RESPA”). The Fair Housing Act prohibits discrimination in the purchase or sale of homes and applies to real estate brokers and agents, among others. The Fair Housing Act prohibits expressing any preference or discrimination based on race, religion, sex, disability, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. RESPA is a federal law intended to provide consumers with improved disclosures of settlement costs and to reduce the costs of settlement services (e.g., real estate brokerage services, mortgage loan origination, title insurance, escrow and closing services) by eliminating referral fees and kickbacks. It applies to real estate brokerage services among other real estate settlement services. See the section entitled “ – Regulation of Settlement Services (RESPA and Related State Law)” below for additional details. We may also be subject to the American with Disabilities Act.
Regulation of Settlement Services (RESPA and Related State Law)
RESPA and analogous state anti-kickback statutes generally prohibit the provision of things of value such as cash rebates, gifts and other inducements if doing so is part of an agreement or understanding that settlement services business be referred. These laws generally require timely disclosure to consumers of certain relationships and financial interests in providers of real estate settlement services. Pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) administers RESPA, but state authorities also have certain RESPA enforcement rights. RESPA compliance is of significant importance to us and our integrated services business.
Regulation of the Title & Escrow Industry
Title insurance and escrow/settlement services typically require licensure and are heavily regulated, often through a state’s insurance regulator or other regulatory body. In a number of states, insurance rates are either promulgated by the state directly or are required to be filed with each state by the agent or underwriter. Some states also promulgate the split of title insurance premiums between the agent and underwriter. As part of the licensing process, states may also mandate certain minimum financial requirements for net worth and working capital. In some states, such as Texas, no person may acquire control, directly or indirectly, of a title company unless the person has provided required information to, and the acquisition is approved or not disapproved by, the relevant regulator. Additionally, some states have “controlled business” statutes which generally require that a title agent seek or obtain a certain amount of business from unaffiliated brokerages.
Regulation of the Mortgage Industry
The mortgage industry is a heavily regulated industry and private mortgage lenders operating in the U.S. are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which mortgage companies, including our mortgage business, can operate their loan origination and servicing businesses, the fees such companies may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.
Our mortgage business is required to be licensed in all relevant jurisdictions in which it operates and to comply with the respective laws and regulations of each such jurisdiction, as well as with applicable judicial and administrative decisions. The comprehensive body of federal, state, and local laws to which our mortgage business is subject is continually evolving and developing, including laws on advertising and privacy described in more detail in the section entitled “ – Cybersecurity and Data Privacy Regulations” below. In addition, our mortgage business must comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act, and the Homeowners Protection Act.
Under the Dodd-Frank Act, the CFPB is authorized to engage in rulemaking and examination activity with respect to consumer financial products and services (including mortgage finance) and to enforce compliance with federal consumer financial laws, including TILA and RESPA. The CFPB has issued myriad rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on our mortgage business.

Regulation of Our Affiliate Business
We operate our affiliate business in the U.S. as a franchise and are subject to franchise state and federal laws. At a federal level, federal laws under the jurisdiction of the FTC generally require franchisors to make extensive disclosure to prospective franchisees in connection with franchise offers and sales but do not require registration. At a state level, a number of states require both disclosure and registration. In addition, a number of states have “franchise relationship laws” or “business opportunity laws” that typically limit franchisors’ ability to terminate franchise agreements (including mandated notice or cure periods) and to withhold consent to renew or transfer these agreements, as well as prohibit discrimination by a franchisor among its franchisees.
We operate our affiliate business internationally by exclusively licensing the Christie’s International Real Estate brand under a license agreement. As a result, we are subject to various international laws, including contract, licensing, intellectual property and data privacy laws in various international jurisdictions.
Antitrust and Competition Laws
Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. Antitrust litigation has been brought on behalf of homebuyers and homesellers against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report) and other brokerages and real estate associations regarding the requirement to offer cooperating commissions, which already led to certain industry-wide changes and could lead to additional changes in the future. See “Recent Developments – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Cybersecurity and Data Privacy Regulations
We are subject to a variety of U.S. state laws and regulations relating to our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumers. These laws continue to evolve as various states enact new laws and clarifying regulations, imposing significant and ever-changing privacy and cybersecurity obligations. As a result, we are subject to increased regulatory scrutiny, additional contractual requirements, and an increase in compliance costs. Some examples of the regulations we are required to comply with include without limitation, the California Consumer Privacy Act (“CCPA”), amended by the California Privacy Rights Act (“CPRA”), and other similar state regulations, portions of the GLBA, namely the Safeguards rule, which governs the disclosure and safeguarding of consumer financial information, and the Telephone Consumer Protection Act (“TCPA”), which restricts certain types of telemarketing calls and the use of auto-dialing systems and prerecorded messages and establishes a national Do-Not-Call registry. The international portion of our affiliate business might also be subject to the General Data Protection Regulation (“GDPR”), which is a privacy and security regulation for the European Union.
Environmental Regulation
Our technology platform operates in a cloud-based model, which gives us an insignificant physical geographical footprint. While we have hundreds of physical offices, we locate them in population centers and they are no larger than needed to service our agents’ clients' needs. Although environmental regulations do not currently have a material adverse impact on our business and operations, the regulatory landscape is constantly changing and new environmental regulations and reporting requirements could affect our business and cause us to devote additional time and resources to regulatory compliance. For example, California adopted the Climate Corporate Data Accountability Act that will require annual disclosure of certain greenhouse gas emissions and the Climate-Related Financial Risk Act that will require disclosure of certain climate-related financial risks and mitigation measures beginning in 2026, subject to implementing regulations that may impact scope and timing.
Other Real Estate Industry Rules
Aside from federal, state and local regulations, we are subject to a variety of rules promulgated by trade organizations including the NAR, state and local associations of REALTORS, and MLSs. Generally, as members of these organizations, we are subject to their policies, bylaws, codes of ethics, and fees and rules, which govern our dealings with other members, the public, and clients as well as the manner in which we use and display the organization’s brand and services. We have a dedicated team that works with a variety of stakeholders, including our brokers of record, to help manage and comply with these rules and policies. We are also actively engaged in voicing our concerns with certain aspects of these trade organization rules and are working hard to change them to benefit our agents and their clients.
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
As of December 31, 2024, we had more than 30 unique trademark registrations and applications in the United States, including registrations for “Compass” and the Compass logo. We also had 5 unique trademark registrations and applications in certain foreign jurisdictions. Additionally, we are the registered holder of a number of domain names, including “compass.com.”
We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology, and will file additional applications when we believe it will be beneficial. In connection with a recent acquisition, we acquired two patents related to real estate signage.
In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand under a trademark license agreement (the “License Agreement”) with Christie Manson & Woods Limited (“CMW”). The License Agreement has a 100-year term, which consists of an initial 50-year term ending in 2071 and two 25-year renewal options. We pay royalties to CMW based on a percent of (i) the royalties that we collect from our affiliates (the "affiliate royalties") and (ii) the gross sales commissions attributable to a certain limited number of our owned-brokerage offices that use the Christie’s International Real Estate brand (the "owned-brokerage royalties"). The owned-brokerage royalties are significantly lower than the affiliate royalties. The aggregate amount of royalties that we are obligated to pay to CMW is subject to a minimum annual fee, which increases over time. The License Agreement is terminable by CMW prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we breach a material term of the License Agreement and such breach is not cured or reasonably mitigated to Christie’s satisfaction, (2) we become bankrupt or insolvent, (3) we are acquired or otherwise become controlled by one of Christie’s competitors or (4) we stop offering products or services using the Christie’s International Real Estate trademark for a period of six months.
Seasonality
The residential real estate market is seasonal, which directly impacts our agents’ businesses and has affected and will continue to affect our business and financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Cyclicality" for additional discussion on the extent to which our business and financial results have been, or may continue to be, impacted by seasonality.
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
From time to time, we also intend to announce material information to the public through the investor relations page on our website, press releases, public conference calls, public webcasts, and our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s X feed (@RobReffkin) and Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
The information contained on, or that can be accessed through, the website referenced in this Annual Report is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Operations

Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the residential real estate market.

Our success is impacted, directly and indirectly, by a number of factors related to general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, many of which are beyond our control, including: adverse changes in local, regional, or national economic conditions, including periods of slow economic growth or recessionary conditions; volatility in the residential real estate industry; seasonal and cyclical trends in the residential real estate industry; changes in real estate market conditions; insufficient or excessive home inventory levels; high mortgage rates and down payment requirements or constraints on the availability of mortgage financing; low levels of consumer confidence in the economy or the residential real estate market; weak credit markets; instability of financial institutions; legislative, regulatory or industry changes; high levels of foreclosure activity; the inability or unwillingness of consumers to enter into sale transactions; a decrease in the affordability of homes including the impact of high mortgage rates, home price appreciation and wage stagnation or wage increases that do not keep pace with inflation; and decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership.

As our revenue is primarily driven by sales commissions and transaction fees, any slowdown or decrease in the total number of residential real estate sale transactions executed by agents at our owned-brokerage and our affiliates could adversely affect our business, financial condition and results of operations. Additionally, any decrease in the number of transactions our title and escrow business closes and the number of mortgages our mortgage business originates, could further impact our business, financial condition and results of operations.

Monetary policies of the federal government and its agencies may have an adverse impact on our business, financial condition and results of operations.

The U.S. real estate market is significantly affected by the monetary policies of the federal government and its agencies, and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. and impacts the real estate market through its effect on mortgage interest rates. The Federal Reserve Board took aggressive actions aimed at controlling inflation in 2022 and 2023, including raising the federal funds rate and reducing its holdings of mortgage-backed securities. Rising interest rates in 2022 and 2023 contributed to higher mortgage interest rates, which in turn contributed to a decline in residential real estate home sale transaction volume and inventory constraints. While the Federal Reserve Board shifted its policy in 2024 with three interest rate cuts that altogether shaved a full percentage point off the federal funds rate, the housing market remained under pressure as high mortgage rates and economic volatility continued to shape the landscape. The Federal Reserve Board’s summary of economic projections suggests even fewer rate cuts in 2025 than in 2024, and it is also possible that the Federal Reserve Board may hold interest rates steady or may even increase rates if inflation persists. It is also possible that mortgage rates and the long end of the interest rate curve could remain elevated in spite of lower federal funds rates due in part to the high level of treasury securities expected to be issued to fund federal deficits and higher interest rate expenses. Changes in the Federal Reserve Board’s policies and other macroeconomic factors affecting mortgage rates are beyond our control, difficult to predict, and could negatively impact the residential real estate market, which in turn could have a material adverse effect on our business, financial condition and results of operations.

High mortgage rates have contributed to a decline in residential real estate home sale transaction volume and title and escrow and mortgage activity, which has had an adverse effect on our business, financial condition and results of operations.

High mortgage rates have contributed to a decline in residential real estate home sale transaction volume, which has had an adverse effect on our business, financial condition and results of operations. As mortgage rates remain high, potential home sellers are more likely to choose to stay with their lower mortgage rates rather than sell their home and pay a higher mortgage rate with the purchase of another home, or prefer to rent rather than purchase a home. Additionally, the overall affordability of homes generally decreases in a high mortgage rate environment. Both of these trends have contributed to inventory constraints and a decline in home sale transaction volume in recent years. Although inventory has increased recently, affordability and high mortgage rates continue to constrain home sale transaction volume, which we expect to have an adverse effect on our business, financial condition and results of operations.

A decline in home sale transaction volume also has a negative impact on title and escrow activities, which has had and could continue to have an adverse effect on our business, financial condition and results of operations.

High mortgage rates have also had an adverse effect on our mortgage business. As mortgage rates remain high, reduced demand for purchase mortgages and refinancing generally results in an increase in competition among loan originators, which has had, and is likely to continue to have, a negative impact on revenue volume and gross profit margin for our mortgage business, which in turn has had and could continue to have an adverse effect on our business, financial condition and results of operations.

Ongoing industry antitrust class action litigation (including the Antitrust Lawsuits filed against us) or any related regulatory activities could result in additional meaningful industry-wide changes and the recent changes and/or any additional meaningful changes could have a materially adverse effect on our business, operations, financial condition and results of operations.

The ongoing industry antitrust class action litigation, as well as the Antitrust Lawsuits filed against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report (including any injunctive relief, appeals or settlements), either alone or in combination with related regulatory or governmental actions, or any resulting changes to competitive dynamics or consumer preferences, has resulted in certain industry-wide changes and could result in additional meaningful industry-wide changes, including changes to the broker commission structure and meaningful decreases in the average broker commission rate (including the average buy-side commission rate). Such changes could have a materially adverse effect on our business, operations, financial condition and results of operations.

Any determination by the DOJ or FTC, their state counterparts, state or federal courts, or other governmental bodies that any industry practices have anti-competitive effects could lead to industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could potentially result in additional limitations or restrictions on our business, cause material disruption to our business, result in judgments, settlements, penalties or fines (which may be material), or otherwise have a direct or indirect materially adverse effect on our business, financial condition and results of operations.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, financial condition and results of operations.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay them net commissions. The ongoing industry antitrust class action litigation reinforced the fact that commission rates are negotiable. Additionally, the recent industry-wide practice changes could result in changes to customary commission rates. Any decrease in commission rates could adversely impact our business, financial condition, and results of operations.

In addition, we collect fees from agents at our owned-brokerage and from our affiliates for use of our technology offerings and other services. If industry conditions change, such that other platforms offer similar technologies to ours at a lower price or for free, or the services we provide become less valuable, we may be forced to lower our fees, and our business, financial condition, and results of operations may be adversely impacted.

Low home inventory levels may result in insufficient supply, which could negatively impact home sale transaction growth.

Home inventory levels have been low in certain markets and price points in recent years, which has caused more homeowners to retain their homes for longer periods of time, driving a negative impact on the volume of home sale transactions closed by agents at our owned-brokerage and our affiliates. This lack of supply has been caused by pressures outside our control, including slow new housing construction, macroeconomic conditions, and real estate industry models that purchase homes for long-term rental or corporate use. Continued low inventory levels have had and could continue to have a material adverse effect on our business, financial condition and results of operations.

We must carefully manage our expense structure and a failure to do so could have a material adverse effect on our business.

The real estate market has experienced high interest rates followed by a material decrease in the number of real estate transactions. We must conservatively manage our cash and expenses in light of these and other negative changes in market conditions. To date, we have done so through reductions in force, changes to our spending approval processes, adjustments to our sales incentives and sales teams, and otherwise by pivoting our focus from growth to profitability and cash flow. Although we expect to continue to make future investments in the development and expansion of our business, we may also undertake further initiatives to restructure our operations to improve operational efficiency. Gaining additional efficiencies may become increasingly difficult over time. In addition, there are one-time restructuring costs and negative impacts on sales growth and company operations relating to restructurings. We may be unable to successfully implement our cost savings strategies as much as is necessary given market conditions. Moreover, since we were founded, we have incurred net losses and have had an accumulated deficit, and may continue to do so, for a number of reasons, including: declines in U.S. residential real estate transaction volumes; changes in general economic conditions; changes in real estate market conditions; expansion into new markets for which we typically incur significant losses immediately following entry; increased competition; increased costs to attract and retain agents at our owned-brokerage; increased costs related to the expansion of our affiliate business; increased costs to hire additional personnel to support our overall growth, for research and development, and for sales and marketing; changes to the customary commission rates; changes in our fee structure or rates; inefficiencies in our technology and business model; failure to execute our growth strategies; and unforeseen expenses, difficulties, complications and delays. Any or all of the foregoing may cause a material adverse effect on our business. Further, there can be no assurance that our strategic initiatives and cost savings efforts will result in sustained levels of profitability and positive cash flows that we intend or at all.

Because a material portion of our business is concentrated in certain geographic areas and high-end markets, any adverse economic, real estate or business conditions in these geographic areas and/or impacting high-end markets could have a material adverse effect on our operating results.

A material portion of our real estate brokerage offices and agents are concentrated in certain geographic areas, such as Southern California, Northern California, Texas and the tri-state area. Local and regional real estate and economic conditions could differ materially from prevailing conditions in other parts of the U.S. While overall the U.S. real estate market could be performing well, a downturn in a geographic area where we have a material presence could result in a decline in our revenue and could have a material adverse effect on our operating results.

Additionally, a material portion of our real estate transactions takes place in high-end markets. Any downturn in high-end markets could result in a decline in our revenue and could have a material adverse effect on our operating results. Further, if there is a downturn in high-end markets, agents at our owned-brokerage and our affiliates may shift to transactions involving middle and lower range market prices, which, absent a sufficient increase in the number of transactions, could result in a decline in our revenue and could have a material adverse effect on our operating results.

If we fail to continuously innovate, improve and expand our technology offerings to create value for agents at our owned-brokerage and our affiliates and their respective clients, our business, financial condition and results of operations could be adversely affected.

Our success depends on our ability to continuously innovate and improve our technology offerings, including our proprietary technology platform, to provide value to agents at our owned-brokerage and our affiliates and their respective clients. As a result, we have invested significant resources, and plan to continue to invest, though to a lesser degree, additional resources, in research and development to improve and maintain our technology offerings, including our proprietary technology platform, and support our technology infrastructure, which allows us to provide an expanded suite of technology offerings that we believe differentiate us from our competitors. There can be no guarantee that we can continue to launch new products and services in a timely manner, or at all, and even if we do, they might not be utilized by agents at our owned-brokerage or our affiliates at the rate we expect. While we believe our investments help agents at our owned-brokerage and our affiliates succeed, there can be no guarantee that we will retain agents at our owned-brokerage and our affiliates across the markets we serve, nor that our investments will drive increased productivity for agents at our owned-brokerage or our affiliates.

Additionally, at times, we expand our technology offerings by acquiring value-add real estate technology companies. While we think these strategic acquisitions expand our capabilities into critical components of the transaction, agents at our owned-brokerage and our affiliates may not value these additions and may not utilize them at the rate we expect.

Our continued growth depends on our ability to attract highly-qualified agents at our owned-brokerage and expand our network of affiliates, to retain them and to help them expand their businesses by utilizing our technology offerings. If we do not expand our technology offerings in the way that creates value for agents at our owned-brokerage and our affiliates, it could result in our inability to attract new agents at our owned-brokerage, expand our network of affiliates, retain current agents at our owned-brokerage and renew agreements with our current affiliates, which could adversely affect our business, financial condition and results of operations.

Our efforts to expand our operations, including our owned-brokerage, our affiliate business and integrated services, and to offer additional integrated services may not be successful.

We have grown our owned-brokerage business rapidly since our inception and we recently added an affiliate business. We plan to continue our expansion of our owned-brokerage business and our affiliate business; however, there is no guarantee that we will be successful or will expand at the rate we anticipate.

Additionally, we continue to expand our integrated services, which include title and escrow and mortgage. We think that the synergies between these integrated services and our owned-brokerage increase transparency and deliver a more integrated closing process for the clients of our agents at our owned-brokerage. However, currently, our integrated services are available only in certain markets. If we are unsuccessful in expanding these services into other markets, then we may not realize the expected benefits (including anticipated revenue), which could adversely affect our business, financial condition and results of operations. Similarly, if our agents do not recommend our integrated services to their clients, then our revenue from integrated services will not grow as quickly as we expect. While we plan to continue to expand our integrated services to other offerings, there is no guarantee that we will do so or be successful, and even if we do, the expansions might be at a slower pace than we anticipate.

We may not realize the expected benefits from our mortgage business.

We may not realize the expected benefits from our mortgage business, which will depend, in part, on the successful partnership between us and our joint venture partner and the successful day-to-day operation of the business. The services which our joint venture partner is engaged to provide to the mortgage business may deteriorate and cause us to make alternative arrangements. Further, in the event of disagreements with our joint venture partner, we may not be able to resolve such disagreements in our favor, which could have a material adverse effect on our mortgage business. In addition, improper actions taking place at our mortgage business may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Also, our mortgage business is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including: regulatory changes; changes in mortgage underwriting standards; high mortgage rates; changes in real estate market conditions; changes in consumer trends; competition; decreases in operating margins; and changes in economic conditions. Any of the foregoing could have an adverse impact on the results of operations and financial condition of our mortgage business, which could result in us not being able to realize the expected benefits from this business.

We operate in highly competitive markets and we may be unable to compete successfully against competitors.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors, including: our ability to attract and retain agents at our owned-brokerage; our ability to expand our affiliate business; the timing and market acceptance of products and services offered by us or our competitors; the attractiveness of our integrated services for agents and their clients; our ability to attract top talent to support our business model; and our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract agents at our owned-brokerage and to enhance their engagement in a cost-effective manner, as well as expand our network of affiliates. We face competition nationally, in select international markets and in each of our regional markets from traditional real estate brokerage firms, some of which operate nationally and others that are limited to a specific domestic or international region or regions; from real estate technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models; and from new entrants, particularly smaller companies offering point solutions. Some of our competitors could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and access to additional capital, more product and service offerings, and higher risk tolerances or different risk assessments. If we are not able to continue to attract agents at our owned-brokerage and expand our network of affiliates, our business, financial condition and results of operations could be adversely affected.

Our ability to recruit agents at our owned-brokerage and expand our network of affiliates depends on the strength of our reputation and reputation of our brands.

We believe that we have developed a strong reputation for helping agents and affiliates succeed on the basis of the technological sophistication of our technology offerings and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our technology offerings, including our Compass platform, are important aspects of our efforts to attract and retain agents at our owned-brokerage and expand our network of affiliates. In addition, our actions and growth are frequently reported in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of agents at our owned-brokerage and our affiliates, or other events, which may cause our ability to attract and retain agents and expand our network of affiliates to suffer.

We rely on agents at our owned-brokerage to protect and maintain the quality of the Compass brand, as well as on CMW, who founded, owns and licenses the Christie's International Real Estate brand to us, and our affiliates and their agents to protect and maintain the quality of the Christie's International Real Estate brand. While we try to ensure that our brands' quality is maintained by agents at our owned-brokerage, as well as CMW and our affiliates and their agents, there is no guarantee that they will not take action that may hurt the quality and/or value of the brands and/or our reputation.

If we are unable to maintain or enhance agent awareness of our business, or if our reputation and/or brands' quality is damaged in a given market, nationally or internationally, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in the past, which may not be indicative of our future growth. Additionally, given our continued focus on our expense structure and cost savings efforts, we may not be able to continue to grow our business as fast or at all, which could have an adverse effect on our business, financial condition and results of operations.

We experienced rapid growth for several years since our founding in 2012 but in recent years, due to market conditions, our decision to conservatively manage our expense structure and focus on cost savings, as well as other factors, our rate of growth has slowed. We may continue to make decisions, such as more conservatively managing our expense structure, that could further slow our growth. In the future, we may not be able to grow as fast as we had in the past or at all.

If we experience rapid growth again, given our recent focus on our expense structure and cost savings efforts, we may not be able to scale our business as quickly as we need to in order to take advantage of all the growth opportunities available to us and meet all of the demands of agents at our owned-brokerage and our affiliates. Any failure of or delay in scaling our business timely and efficiently could cause us to miss out on future opportunities, or to cede such opportunities to competitors, reducing our market share. Additionally, to support growth in the future, we must continue to improve our management resources and our operational and financial controls and systems, which may increase our expenses more than anticipated and result in a more complex business.

We currently use cash to satisfy payroll tax withholding obligations that arise in connection with the monthly net settlements of RSU awards granted to our employees, which may have an adverse effect on our financial condition and liquidity. If we instead choose to implement a “sell-to-cover” settlement method in the future, additional shares will be issued and sold in the market at settlement to cover payroll tax withholding obligations, which would result in dilution to our stockholders.

Our stock-based compensation primarily consists of granting restricted stock unit (“RSU”) awards to our employees that vest based on the satisfaction of a service-based condition, which is generally satisfied over four years. Federal, state and local payroll tax withholding obligations for RSUs arise in connection with their settlement to employees. Our current settlement practice is to net settle vested RSUs, meaning that we withhold the equivalent number of RSUs that would otherwise be issued as shares of our Class A common stock in lieu of the amount required to satisfy payroll tax withholding obligations on behalf of our employees by remitting the appropriate taxes to the relevant tax authorities. We refer to this as “net settlement.” If we continue to net settle vested RSUs granted to our employees on a monthly basis, depending upon the market value of shares of our Class A common stock underlying the RSUs, it may result in a significant use of our cash and may have an adverse effect on our financial condition and liquidity.

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

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. Factors that can influence our results of operations, include: changes in real estate market conditions; our ability to attract and retain agents at our owned-brokerage; our ability to expand our affiliate business; our ability to continuously innovate, improve, and expand our technology offerings, including our proprietary platform; high mortgage rates; changes in mortgage underwriting standards; the actions of our competitors; costs and expenses related to the strategic acquisitions, partnerships, and joint ventures; increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive; changes in the legislative, regulatory and industry environment; system failures or outages; actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches; adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims; the overall tax rate for our business; the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period; the application of new or changing financial accounting standards or practices; and changes in regional, national or international business or macroeconomic conditions.

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

We face intense competition for qualified individuals from numerous real estate, software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively, and the inability to sufficiently attract and retain required personnel could have a material adverse effect on our results of operations and business.

Actions by agents at our owned-brokerage or our affiliates, or by our employees, could adversely affect our reputation and subject us to liability.

Our success depends on the performance of agents at our owned-brokerage, employees, and affiliates. Although our agents are independent contractors, if they were to provide lower quality services to their clients, our image and reputation could be adversely affected. In addition, if agents at our owned-brokerage make fraudulent claims about properties they show, their transactions lead to allegations of errors or omissions, they violate certain regulations, including employment laws applicable to the management of their own employees, or they engage in self-dealing or do not disclose conflicts of interest to their clients, we could be subject to litigation and regulatory claims which, if adversely determined, could adversely affect our business, financial condition and results of operations. Further, we do not exercise control over the day-to-day operations of our affiliates and they operate independently from us. If our affiliates do not operate their businesses in accordance with our or industry standards, it could adversely impact our reputation. Similarly, we are subject to risks of loss or reputational harm in the event that any of our employees violate applicable laws.

We may be subject to losses relating to the operations of our title and escrow businesses as a result of errors, omissions, fraud, defalcation, or other misconduct.

Our title companies issue title insurance policies on behalf of title insurance underwriters. These policies provide coverage for real property to lenders and buyers. The title underwriter is typically liable for the payment of claims under title policies, but we may be subject to liability and losses if there are errors or omissions on our part. Some of our title companies and our escrow company also provide escrow and closing services. These services facilitate the transfer of ownership of real property. We may be subject to liability and losses arising from the provision of these services. For example, we may be subject to liability and losses if we improperly handle consumer or other third-party funds.

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

From time to time, we evaluate a wide array of potential strategic opportunities, including acquisitions and “acqui-hires” of businesses in new geographies. We sometimes engage in acquisitions of brokerage businesses to provide us with greater access to a given market. At times, we may also look to acquisitions to provide us with additional technology to further enhance our technology offerings and accelerate our ability to offer new products or to expand our integrated services offerings. These strategic acquisitions could be material to our financial condition and results of operations, but there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired agents, businesses, products, or technology, or accurately forecast the financial impact of a strategic acquisition. We may discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance or for which we are not adequately indemnified by sellers, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, integrating an acquired company, business, or technology is risky and may result in unforeseen operating difficulties and expenditures, particularly in new markets or with respect to new integrated services, and we have experienced these difficulties and expenditures in connection with certain of our previous acquisitions. Moreover, the integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. We continue to make investments of resources to support our acquisitions, which we expect will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business.

Our failure to successfully integrate the companies we acquire and address risks or other problems encountered in connection with our past or future strategic acquisitions could cause us to fail to realize the anticipated benefits of such strategic acquisitions, including anticipated synergies and cost savings, incur unanticipated liabilities, and harm our business, financial condition, and results of operations. In addition, strategic acquisitions may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt or liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill, which could adversely affect our business, financial condition, and results of operations and could result in dilution to our stockholders.

A change in mortgage underwriting standards could reduce the ability of homebuyers to access the credit markets on reasonable terms, or at all.

During the past several years, many lenders have significantly tightened their underwriting standards and many alternative mortgage products have become less available in the marketplace. In addition, certain lenders added new criteria or approvals necessary to underwrite mortgages in response to the COVID-19 pandemic. Underwriting standards could be changed or tightened as a result of changes in regulations, including those enacted to increase guarantee fees of federally-insured mortgages. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes in order to purchase new homes, which may decrease the number of real estate transactions that our agents execute and that our title and escrow businesses close, and may decrease the number of mortgages that our mortgage business originates. Any of these impacts would adversely affect our business, financial condition, and results of operations.

We may not be able to maintain or establish relationships with MLSs and third-party listing providers, which could limit the information we are able to provide to our agents and our agents’ clients.

Our ability to attract agents at our owned-brokerage and to appeal to their clients depends upon our ability to provide a robust number of listings. To provide these listings in our services, in addition to the information provided by our agents, we maintain relationships with MLSs and other third-party listing providers. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of our existing relationships with these parties, changes to our rights to use listing data, or an inability to continue to add new listing providers may cause our listing data to omit information important to our agents or their clients. Additionally, if the MLSs cease to be the predominant source of listing data, we might not be able to provide comprehensive listing data to our agents and their clients. Any of these events could negatively impact our reputation and agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents, which could harm our business, financial condition, and results of operations.

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

We face growing risks and costs related to cybersecurity threats to our operations and our data (including agent and client data) including:

◦the failure or significant disruption of our operations from various causes, such as human error, computer malware, ransomware, insecure software and systems, zero-day vulnerabilities, threats to or disruption of third-party service providers who provide critical services, or other events related to our critical information technologies and systems;

◦the increasing level and sophistication of cybersecurity attacks, such as distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts or the creation of copycat websites), or other unlawful tactics aimed at compromising the systems and data of our agents and their clients (including through systems not directly controlled by us, such as those maintained by our agents and third-party service providers); and

◦the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our agents and their clients), the transmission of computer malware, or the diversion of sale transaction closing funds.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, ransomware, and other malicious software, to phishing or advanced and targeted attempts to breach systems launched by individuals, organizations, or sponsored nation state actors. These attacks may be directed at our business, employees, agents, affiliates, third-party service providers, and our agents’ clients. An attack, threat, or breach of one system can impact one or more other systems.

In the ordinary course of our business, we and our third-party service providers, our employees, agents, affiliates and our agents’ clients may collect, store, and transmit sensitive data, including our proprietary business information and intellectual property and that of our agents and their clients as well as personal information, sensitive financial information, and other confidential information. Our agents’ use of our platform to access and store data presents us with uncertainties and risks, as they may accidentally or deliberately cause private information to be transmitted through unsecure channels, which may lead to breaches or other leaks of such information.

Additionally, we increasingly rely on third-party service providers that provide data processing, data storage, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance, and transmission of this information is critical to our operations and, with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, controls, and adherence to our agreements. A breach or attack affecting one of our third-party service providers or partners could adversely impact our business, our client’s business, and our reputation even if we do not control the service that is attacked.

Moreover, the real estate industry is actively targeted by cybersecurity threat actors who attempt to conduct electronic fraudulent activity (such as business email compromise), security breaches, and similar attacks directed at participants in real estate services transactions. In common with others in our industry, we manage and hold confidential personal information in the operation of our platform. Accordingly, we have been and continue to be subject to a range of cyber-

attacks, such as the creation of Compass or agent copycat websites, and email and text-based phishing attacks on agents at our owned-brokerage and their clients, as well as our affiliates and their agents. We have enhanced our security measures and continue to invest in these measures to mitigate the risk of new and similar attacks in the future. However, there can be no assurance that our enhanced security measures, which are also partially dependent upon the security practices of our agents and their clients, and participants will timely detect or prevent other cyber-attacks in the future. Cyber-attacks could give rise to the loss of significant amounts of data and other sensitive information and possibly disable our information technology systems which are used to service our agents. Such threats may be beyond our control as our employees and agents at our owned-brokerage and their clients, as well as our affiliates and their agents, and other third-party service providers may use e-mail, computers, smartphones, and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.

In addition, cybersecurity threat actors have attempted, and may attempt in the future, to conduct fraudulent activity by engaging with agents at our owned-brokerage or their clients, as well as our affiliates and their agents and clients. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity on our mobile app, website, and internal systems, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause our agents or our agents’ clients to lose trust in us and decrease or terminate their usage of our platform, which could materially harm our operations, business, results, and financial condition. The increasing prevalence and sophistication of cyber-attacks as well as the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, agents, agents’ clients, and third-party service providers, has led and will likely continue to lead to increased costs to us with respect to identifying, protecting, detecting, containing, responding, recovering, mitigating, insuring against, and remediating these risks, as well as any related attempted or actual fraud.

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

We have integrated machine learning and AI in a number of tools and features available on our platform that our agents and affiliates use in their daily activities. For example, our “Likely to Sell” feature uses machine learning to recommend contacts to our agents with the highest likelihood of selling their homes within the next 12 months, and certain of our marketing tools use AI to help our agents write social media and marketing content, including, but not limited to, property descriptions and emails to their clients. We may continue to integrate machine learning and AI technology in new offerings. Notwithstanding the use of AI within our platform and certain agent activities, we have yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that machine learning and AI is a new and rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, deficient or factually incorrect content and results, which may result in reputational harm to us and our agents and be damaging to our brand. Additionally, content, analyses or recommendations that are based on machine learning and AI might be found to be biased, discriminatory or harmful, might present ethical concerns and might violate current and future laws and regulations. We expect that there will continue to be new laws or regulations concerning the use of machine learning and AI technology, which might be burdensome for us to comply with and may limit our ability to offer our existing tools and features or new offerings based on machine learning and AI technology. Further, the use of machine learning and AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our machine learning and AI technology initiatives and maintain our systems and infrastructure. Any disruption or failure in our machine learning and AI systems or infrastructure could result in delays and operational challenges. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

Through our affiliate business, we have expanded, and may continue to expand in the future, into international markets, which will expose us to significant risks.

A component of our growth strategy involves the further expansion of our operations and establishment of an agent and affiliate base internationally. We are continuing to adapt and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we have established relationships with new partners, and may need to establish additional relationships with third parties or acquire businesses in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute on our expansion plans. We maintain limited operations in India, the United Kingdom, France and Hong Kong. We expect that our international activities will continue to grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and will require significant upfront investment.

Our current and future international business and operations involve a variety of risks, including the need to adapt and localize our platform for specific countries; unexpected changes in trade relations, regulations, or laws; new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe and Canada; adverse changes to political and economic climates of foreign countries, or in their relations with the U.S.; difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems; increased travel, real estate, infrastructure, and legal compliance costs associated with international operations; fluctuations in foreign currency exchange rates; regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash; and increased costs and difficulty associated with overseeing affiliates operating outside of the U.S.

If we invest substantial time and resources to grow our international operations and are unable to do so successfully or in a timely manner, our business, financial condition, and results of operations may be adversely impacted.

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

When evaluating our internal control over financial reporting, we may identify material weaknesses during the year that we may not be able to remediate by year-end. If we identify material weaknesses in our internal control over financial reporting in the future, are unable to comply with the requirements of Section 404 in a timely manner, or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm expresses an opinion that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we could become subject to litigation or investigations by the SEC, or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

Our Revolving Credit and Security Agreement with Barclays Bank PLC (the “Concierge Facility”) and our Revolving Credit and Guaranty Agreement with Barclays Bank PLC (the “Revolving Credit Facility”) contain, and any future agreement relating to additional indebtedness which we may enter into may contain, various financial covenants. The Concierge Facility, which is secured by, and can be used to borrow against, eligible receivables and cash related to part of our Compass Concierge Program, and our Revolving Credit Facility, which is secured by substantially all of our assets and our subsidiary guarantors, contain customary representations, warranties, affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants applicable to us and our restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. In certain cases, we may be required to repay all of the relevant debt immediately; the occurrence of such an event may have an adverse impact on our financial condition and results of operations.

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

Certain of our performance metrics are calculated using third-party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results of operations may not be comparable or compare favorably to our competitors.

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

Our platform is highly complex and the software and code underlying our platform is interconnected and may contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code or software has been released. We regularly release or update software code, which may result in more frequent introduction of errors, bugs, or vulnerabilities into the software underlying our platform, potentially impacting agents' and their clients' experience on the Compass platform. Additionally, due to the interoperative nature of the software and the systems underlying our platform, modifications to certain parts of our code, including changes to our mobile application, website, systems, or third-party application programming interfaces on which our platform rely, or resulting from integration of acquired technologies, could have an unintended impact on other sections of our software or system, which may result in errors, bugs, or vulnerabilities to our platform. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our agents or our agents’ clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business, financial condition, and results of operations.

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

In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale. Certain employees have not agreed with return to office initiatives and as a result have sought employment elsewhere.

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

We collect, store, share, and process personal information and other employee, agent, agents’ client and consumer information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, sharing, and disclosure and protection of personal information, which are continually evolving, subject to differing interpretations, and may be inconsistent between state and federal governments and across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, GLBA, GDPR and similar state consumer protection laws. We seek to comply with industry standards, applicable laws, and legal obligations concerning data security protection, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, terms of service, privacy-related obligations to agents, our agents’ clients or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other agent or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause our agents and our agents’ clients to lose trust in us, which could have a materially adverse effect on our reputation and business.

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

Numerous states have enacted, or are in the process of enacting, state level data privacy laws and regulations aimed at creating and enhancing individual privacy rights by governing the collection, use, sharing, disclosure, selling, and retention of state residents’ personal information. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, which may require us to further modify our data processing practices and policies, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended confusion among our agents’ and our agents’ clients.

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

We may be subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability, consumer complaints, personal injury, wrongful death, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer brokers' offers of commissions and other listing and marketing practices), securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, integrated services business lines, securities issuances or business practices. We may also be subject to disputes between us and our employees and agents, which are primarily governed by mandatory arbitration provisions, and become involved in disputes between agents where we are not a proper party.

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

We engage independent contractors, including agents, that are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. Federal and other state governments have introduced and may continue to introduce proposed changes to existing classification laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, meal and rest periods, and discrimination laws. Further, if legal standards for classification of our agents as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for our agents, including by paying additional compensation and benefits or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to some or any of our agents. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees. Finally, we could be subject to classification and other claims from employees of our independent contractors, whose employment practices we do not control. Any of these outcomes could result in substantial costs to us, significantly impair our financial condition and our ability to conduct our business as currently contemplated, damage our reputation, and impair our ability to attract agents.

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

We are subject to a variety of federal, state and international laws, many of which are unsettled and still developing, and certain of our businesses are highly regulated. Any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our real estate brokerage business, our title and escrow business, our mortgage business and the businesses of our agents are subject to a variety of local, state, federal and international laws, such as RESPA, the Fair Housing Act, the Dodd-Frank Act, the Exchange Act, GLBA, and federal advertising and other laws, as well as some comparable state statutes and rules of trade organizations such as NAR and local MLSs.

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

Moreover, under the U.S. franchise law, we are subject to federal regulations enforced by the FTC governing franchise offers and sales, as well as various regulations in states in which we operate, which may impose additional registration and disclosure requirements. Furthermore, our ability to terminate or refuse renewal/transfer of franchise agreements may be restricted by state-specific “franchise relationship” or “business opportunity” laws.

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

If we further expand our brokerage business to international markets, our platform may become subject to U.S. export controls, including the U.S. Export Administration Regulations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control that prohibit the sale or supply of most products and services to embargoed jurisdictions or sanctioned parties. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible agents, employees and managers.

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

Risks Related to Our Intellectual Property

Our intellectual property rights are valuable to us, and any inability to protect them could reduce the value of our products, services, and brand.

Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets to us, and litigation to defend intellectual property can be expensive and lengthy. Various factors may pose a threat to our intellectual property rights, as well as to our platform and technology offerings. For example, we may fail to obtain effective intellectual property protection or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective; and our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.

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

We do not own the Christie's International Real Estate brand and rely on our exclusive license right under the License Agreement, which allows us to franchise and/or license the brand to our affiliates. CMW, the licensor under the License Agreement, has the right to terminate our license if certain conditions occur prior to the termination date. Additionally, any disagreements or complications in our relationship with CMW, difficulties in the affiliate business or changes in the licensing strategy could disrupt and/or negatively impact our affiliate business and may result in termination of the License Agreement prior to the termination date. While currently, our affiliate business represents a small portion of our revenue and the loss of the license is unlikely to have a material adverse effect on our business and results of operations, as we expand that line of business in the future, any early termination of the License Agreement may have a material adverse effect on our business and results of operations.

Our platform, its features, and technology offerings may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from providing our products and services.

We cannot guarantee that our internally developed or acquired systems, technologies and content do not and will not infringe the intellectual property rights of others. In addition, we rely on products, content, software, technology, and other intellectual property that we license from third parties for use in our platform, its features, and technology offerings. These third parties may be subject to infringement claims, the results of which could severely limit our ability to develop our services containing their intellectual property and our business could be disrupted or otherwise harmed. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms, if at all, and we may be subject to claims of infringement or misappropriation if we have failed to obtain appropriate intellectual property licenses from such parties, or such parties do not possess the necessary intellectual property rights to the products or services they license to our business. If we are unable to obtain necessary licenses from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and/or may be prohibited by contract from developing competing products. We have been, and may be, subject to claims that we or our agents have infringed the copyrights, trademarks, or other intellectual property rights of a third party. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and divert management resources and attention. Should we be found liable for infringement or misappropriation, we may be required to redesign some of our systems and technologies, enter into licensing agreements, pay substantial damages, limit or curtail our offerings and technologies, or take other action, which could harm our business and results of operations. Any of the foregoing could prevent us from competing effectively and could expose our business to significant liabilities.

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

As of December 31, 2024, Robert Reffkin, our founder, Chairman, and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts (for purposes of this risk factor discussion, “Mr. Reffkin”) (and including his shares of Class A common stock subject to outstanding RSUs for which the service condition has been satisfied or would be satisfied within 60 days of December 31, 2024), held 10,828,116 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock.

As of December 31, 2024, Mr. Reffkin held approximately 33.5% of the voting power of our outstanding capital stock. As a result, Mr. Reffkin is able to influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. As a stockholder, Mr. Reffkin is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally, and this concentrated voting power may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.

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

Technology and real estate stocks historically have experienced high levels of volatility. Accordingly, the trading price of our Class A common stock has historically and may in the future fluctuate substantially, due to factors including: loss of investor confidence in, or significant volatility in the market price and trading volume of, technology companies in general and of companies in the real estate technology industry in particular; changes in mortgage interest rates; variations in the housing market, including seasonal trends and fluctuations; announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors; price and volume fluctuations in the overall stock market; changes in how agents perceive the benefits of our platform and future offerings; the public’s reaction to our press releases, other public announcements, and filings with the SEC, or those of other companies in the industries in which we compete; fluctuations in the trading volume of our shares or the size of our public float; sales of large blocks of our common stock; sales, or the anticipated sale, of a substantial amount of our Class A common stock, particularly sales by our directors, executive officers, or principal stockholders; fluctuations in our results of operations or financial projections; changes in actual or future expectations of investors or securities analysts; litigation involving us, our industry, or both; governmental or regulatory actions or audits; regulatory developments applicable to our business; real estate market conditions; general economic conditions and trends; major catastrophic events; and departures of key employees.

In addition, if the market for technology or real estate stocks, or the stock market, in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in the real estate or technology industries even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any securities class action litigation could adversely affect our business, financial condition and results of operations.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change in control of our company that the stockholders may consider favorable, including provisions that: classify the board of directors into three classes with staggered three-year terms; permit the board of directors to establish the number of directors and to fill any vacancies and newly-created directorships; require super-majority voting to amend some provisions in our charter documents; authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan; allow only our chief executive officer, chairperson of our board of directors, or a majority of our board of directors to call a special meeting of stockholders; prohibit cumulative voting; permit the removal of directors only “for cause” and only with the approval of the holders of at least two-thirds of the voting power of the then outstanding capital stock; prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders; expressly authorize the board of directors to make, alter, or repeal our bylaws; and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Overview of the Cybersecurity Program
Compass operates a cybersecurity program designed to identify, assess, and mitigate cybersecurity risks to protect our information assets, ensure business continuity, and maintain stakeholder trust. Guided by industry best practices, including the National Institute of Standards and Technology's Cybersecurity Framework ("NIST CSF") and the Center for Internet Security ("CIS") Critical Controls, we focus on continuous improvement to address emerging threats and vulnerabilities. We recognize the evolving nature of cybersecurity threats and regularly enhance our security controls, processes, and policies to adapt to these risks.
As part of our cybersecurity program, we undertake various activities and programs, including, but not limited to: detective, preventative, corrective, and technical controls; identity and access management systems; periodic risk assessments, including penetration testing; periodic end-user training and simulations; incident response; vulnerability management; infrastructure and application security; corporate security; and policies for the handling of personally identifiable information and other restricted data.
We closely monitor privacy and cybersecurity laws and regulations and conduct related reviews of our policies. We have implemented incident response plans that provide for the response, containment, eradication, reporting, and disclosure of security incidents. We also carry customary cybersecurity risk insurance and have a retainer in place for third-party incident response and forensics resources.

Cybersecurity Risk Management Program
Cybersecurity is an ongoing priority, and we have developed and implemented a cybersecurity risk management program designed to identify, assess, prioritize, and mitigate cybersecurity risks to ensure our compliance with applicable privacy and cybersecurity laws.
Our cybersecurity risk management program is integrated with our overall enterprise risk management program and is a crucial component of our risk assessment process. For instance, we report on, review, and consider the results and findings from external and internal security and privacy assessments as part of our risk program. Additionally, we analyze how cybersecurity risks interact with operational, financial, compliance, and reputational risks.
When appropriate, we also engage third-party service providers to evaluate, test, or assist with specific elements of our cybersecurity risk management program. For instance, we utilize external assessors, including security researchers and penetration testers, to identify and report vulnerabilities in our information systems.
Further, our cybersecurity risk management program includes a third-party risk management program to assess and manage cybersecurity risks associated with our use of third-party services providers that have access to our information systems and/or employee, agent or agent client confidential information. For example, we perform certain due diligence before engaging third-party service providers and consider potential cybersecurity risks and exposures in our choice among providers. We also generally require our third-party service providers that could potentially introduce cybersecurity risks to our information systems or sensitive consumer personal information to contractually agree to maintain a cybersecurity risk management program aimed at mitigating those risks and be subject to external cybersecurity audits.

Cybersecurity Risks Associated With Cybersecurity Threats
While we have been subject to a number of cybersecurity threats and experienced non-material incidents in the past, as of the date of this Annual Report, they have not had a material adverse effect on our business, financial condition or results of operations. Our third-party service providers have also been subject to a number of cybersecurity threats and incidents, but to date, none of those threats and incidents have had a materially adverse effect on our business, financial condition, or results of operations.
Please refer to the “Risk Factors” section of this Annual Report for additional information related to the cybersecurity risks that could potentially impact our business.

Cybersecurity Governance

Our Information Security team oversees our cybersecurity program, which is described in more detail above. In conjunction with the Company’s in-house legal team, this team is principally responsible for managing our cybersecurity risk management program, our security controls, and our response to cybersecurity threats, and incidents.
We have also established a Security and Privacy Committee (“Committee”), co-chaired by our Senior Vice President, Head of Engineering, Chief Information Security Officer (“CISO”) and General Counsel, that meets monthly. This Committee is responsible for setting cybersecurity policies, strategies, and priorities, as well as ensuring that cybersecurity initiatives are aligned with the Company’s objectives. Members of the Committee may, from time to time, include representatives from information security, internal audit, legal, product, engineering, finance, operations, strategy and people and culture functions. In addition to the monthly communications at the Committee level, our Information Security team collaborates with senior leadership across our organization on a regular basis as part of the Company’s overall enterprise risk management program.
In 2024, we hired a new Chief Information Security Officer to oversee the cybersecurity program and lead the Information Security team. Our CISO has over 17 years of experience building security teams and driving security initiatives for public, high-growth, and regulated companies. He is a Certified Information Systems Security Professional and reports to our Senior Vice President and Head of Engineering.
Our CISO reports quarterly to the Audit Committee of our board of directors (the “Audit Committee”), which is responsible for overseeing the Company’s cybersecurity risk management program and cybersecurity risks. As part of that report, our CISO covers topics such as (i) an overview of our overall cybersecurity strategy and posture, (ii) results and recommendations from cybersecurity risk assessments and audits, (iii) vulnerabilities in our information systems, (iv) progress towards pre-determined risk-mitigation goals, (v) identified and potential cybersecurity risks and threats, (vi) cybersecurity incidents of certain impact in accordance with the Company’s cybersecurity policies, and (vii) programs related to mitigation of cybersecurity risks and potential threats, among other things. The Audit Committee reports to the full board of directors regarding its activities, including reports that it receives from our CISO.
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
Stockholders
As of February 20, 2025, there were 205 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The stock performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following graph compares the performance of our common stock to the Standard & Poor’s (“S&P”) 500 Index and Peer Group Index by assuming $100 was invested in each investment option as of April 1, 2021, which represents the day our common stock began trading on the NYSE.

$160
$140
$120
$100
$80
$60
$40
$20
$0
04/01/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
Compass
Real Estate Tech Peers
S&P 500

Year	4/1/21	12/31/21	12/31/22	12/31/23	12/31/24
COMP	$100.00	$45.11	$11.56	$18.66	$29.03
S&P 500 Index(1)	$100.00	$118.57	$95.51	$118.66	$146.31
Peer Group Index (2)	$100.00	$67.17	$23.05	$35.64	$20.99
____________
(1)S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ.
(2)Peer Group Index consists of Zillow Group, Inc. (ZG), Redfin Corp (RDFN), Opendoor Technologies Inc. (OPEN), EXP World Holdings, Inc. (EXPI) and Anywhere Real Estate Inc. (HOUS).
Sales of Unregistered Securities
From October 1, 2024 through February 25, 2025, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in Form 4s filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 5,636,354 shares of Class C common stock for an equivalent number of shares of Class A common stock pursuant to an Equity Exchange Right Agreement on November 6, 2024, December 18, 2024 and February 19, 2025; and
(2) As previously disclosed in Form 8-K filed with the SEC, we entered into an agreement to issue 44,136,191 shares of Class A common stock (the "Share Consideration") related to an acquisition that closed on January 13, 2025 (the "Closing Date"); the Share Consideration is subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), is (i) greater than $344 million, in which case the Share Consideration will be reduced by a number of shares in an aggregate amount of up to $50 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares or (ii) less than $344 million, in which case the Share Consideration will be increased by a number of shares in an aggregate amount of up to $50 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares.

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
•Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2024 compared to the year ended December 31, 2023. An analysis of the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in our Form 10-K for the year ended December 31, 2023.
•Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and non-GAAP financial measures we use to evaluate our business and measure our performance, in addition to the measures presented in our consolidated financial statements.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2024.
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
INTRODUCTION

We are a leading tech-enabled real estate services company that includes the largest real estate brokerage in the United States by sales volume. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage.
We provide an end-to-end proprietary technology platform that empowers residential real estate agents to deliver exceptional service to seller and buyer clients. Our Compass platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. The Compass platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, we provide integrated services, such as title and escrow and mortgage, both of which are available on the Compass platform. Compass agents utilize the platform to grow their businesses, save time and manage their businesses more effectively.
Our business model is directly aligned with the success of agents. We attract agents to our brokerage and partner with them as independent contractors that affiliate their real estate licenses with us, operating their businesses on the Compass platform and under our brand. We currently generate substantially all of our revenue from commissions paid to us by our agents' clients at the time that a home is transacted on the Compass platform. While integrated services comprise a small portion of our revenue to date, we believe we are well-positioned to capture meaningful revenue from integrated services as we continue to diversify our offerings within the real estate ecosystem.

Recent Developments

A number of macroeconomic conditions, including high interest rates and the Federal Reserve Board's policies, have contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results. Specifically, these conditions resulted in slowed consumer demand, declining home affordability and low inventory. While the Federal Reserve Board began to ease interest rates during 2024 and the beginning signs of a housing market recovery emerged, any further slowdown, additional challenging conditions or lack of further improvement in the U.S. residential real estate market could have a significant impact on our business and financial results during 2025 and beyond.
Additionally, as part of its nationwide class action settlement of antitrust claims, NAR agreed to implement certain industry-wide practice changes, including, but not limited to, prohibiting buyer brokers' offers of compensation from being included in listings on Multiple Listing Services and requiring a buyer to enter into a written agreement with their agent that would set forth the buyer broker's fee before showing the buyer a property. These changes went into effect in August of 2024. Early in the spring of 2024, the Company entered into its own class action antitrust settlement and agreed to implement certain other practice changes. See Note 11 - "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report for more information. Further, we believe the Department of Justice is continuing to focus on the real estate industry, including the practice changes resulting from the NAR settlement, which could result in additional practice-wide changes.
While we continue to assess the effects of the ongoing slowdown and the recent industry-wide changes on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact on our revenue, profitability, or liquidity. In the meantime, the significant cost reduction actions that we have taken since 2022 have reduced our operating expense levels to the point that we are able to consistently generate positive operating cash flow, aside from a limited number of seasonally slower transaction volume months during the year.

Operational Highlights for the year ended December 31, 2024
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 33,000 agents on our platform as of December 31, 2024. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.

As of December 31, 2024, 2023 and 2022, the Number of Principal Agents1,2,3 was 17,752, 14,683 and 13,649, respectively. The principal agent additions came in both new and existing markets.
During the years ended December 31, 2024, 2023 and 2022, our agents closed 205,122, 178,848 and 211,538 Total Transactions1, respectively. The increase for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to the increase in the number of agents on our platform.
Our Gross Transaction Value1 for the years ended December 31, 2024, 2023 and 2022 was $216.8 billion, $186.1 billion and $230.3 billion, respectively. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets. The increase for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to the increase of the number of agents on our platform.
For the year ended December 31, 2024, our Gross Transaction Value represented 4.95% of residential real estate transacted in the United States, compared to 4.46% for the year ended December 31, 2023. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by NAR. Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
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
We also recognize revenue from other integrated services related to the home transaction such as title and escrow services. While revenue from these services has been immaterial through 2024, we expect revenue from these services to grow over time as we expand existing and add new integrated services into our platform.
1 For the definitions of Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “—Key Business Metrics” included elsewhere in this Annual Report.
2 During the first quarter of 2024, the Company began to report its agent statistics as of the period end. The Company's Number of Principal Agents and year over year growth reported in this Annual Report is based on the period end count.
3 Excludes approximately 1,000 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.

Operating Expenses
Commissions and other related expense
Commissions and other related expense primarily consists of commissions paid to our agents, who are independent contractors, upon the closing of a real estate transaction and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
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
We expect sales and marketing expense to vary from period-to-period as a percentage of revenue.
Operations and support
Operations and support expense consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs, fair value adjustments to contingent consideration for our acquisitions and other acquisition related expenses.
We expect operations and support expense to vary from period-to-period as a percentage of revenue.
Research and development
Research and development expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses and other related expenses.
We expect that our research and development expense will vary from period-to-period as a percentage of revenue.
General and administrative
General and administrative expense primarily consists of compensation costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our New York headquarters and other offices supporting administrative functions, litigation charges, professional services fees, insurance expenses and talent acquisition expenses.
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
Benefit from Income Taxes
Benefit from income taxes consists of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions netted with the recognition of deferred tax assets in India. Additionally, the Company incurred current income tax expense from states and its operations in India. We maintain a full valuation allowance against our U.S. deferred tax assets for income tax purposes because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Equity in Loss of Unconsolidated Entity
Equity in loss of unconsolidated entity includes the results of our share of losses from our mortgage joint venture with Guaranteed Rate, Inc.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	(in millions, except percentages)
Revenue	$5,629.1	100.0%	$4,885.0	100.0%	$6,018.0	100.0%
Operating expenses:
Commissions and other related expense (1)	4,634.6	82.3	4,007.0	82.0	4,936.1	82.0
Sales and marketing (1)	368.7	6.5	435.4	8.9	575.1	9.6
Operations and support(1)	334.5	5.9	326.9	6.7	392.4	6.5
Research and development (1)	188.8	3.4	184.5	3.8	360.3	6.0
General and administrative (1)	165.2	2.9	125.7	2.6	208.1	3.5
Restructuring costs	9.7	0.2	30.4	0.6	49.1	0.8
Depreciation and amortization	82.4	1.5	90.0	1.8	86.3	1.4
Total operating expenses	5,783.9	102.7	5,199.9	106.4	6,607.4	109.8
Loss from operations	(154.8)	(2.7)	(314.9)	(6.4)	(589.4)	(9.8)
Investment income, net	6.8	0.1	8.5	0.2	2.8	—
Interest expense	(6.4)	(0.1)	(10.8)	(0.2)	(3.6)	(0.1)
Loss before income taxes and equity in loss of unconsolidated entity	(154.4)	(2.7)	(317.2)	(6.5)	(590.2)	(9.8)
Benefit from income taxes	0.5	—	0.4	—	0.9	—
Equity in loss of unconsolidated entity	(0.6)	—	(3.3)	(0.1)	(12.2)	(0.2)
Net loss	(154.5)	(2.7)	(320.1)	(6.6)	(601.5)	(10.0)
Net loss (income) attributable to non-controlling interests	0.1	—	(1.2)	—	—	—
Net loss attributable to Compass, Inc.	$(154.4)	(2.7%)	$(321.3)	(6.6%)	$(601.5)	(10.0%)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
Commissions and other related expense	$—	$11.6	$59.0
Sales and marketing	31.5	35.0	42.0
Operations and support	16.5	16.1	15.6
Research and development	58.0	45.7	57.5
General and administrative	21.5	49.8	60.4
Total stock-based compensation expense	$127.5	$158.2	$234.5
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Revenue	$5,629.1	$4,885.0	$744.1	15.2%
Revenue increased by $744.1 million, or 15.2%, for 2024 compared to 2023. The increase was primarily driven by an increase in the number of agents that joined our platform during 2023 and 2024 and a higher volume of transactions. The

Number of Principal Agents for 2024 was 17,752 compared to 14,683 for 2023. Total Transactions for 2024 increased to 205,122, an increase of 14.7% from 2023.
Operating Expenses
Commissions and other related expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$4,634.6	$4,007.0	$627.6	15.7%
Percentage of revenue	82.3%	82.0%
Commissions and other related expense increased by $627.6 million, or 15.7%, for 2024 compared to 2023. Included in Commissions and other related expense were non-cash expenses related to stock-based compensation of $11.6 million for the year ended December 31, 2023. The decline in stock-based compensation expense in 2024 as compared to 2023 was due to the discontinuation of the Agent Equity Program in 2023. Commissions and other related expense excluding such non-cash stock-based compensation expense was $4,634.6 million, or 82.3% of revenue for 2024, and $3,995.4 million, or 81.8% for 2023. The increase in absolute dollars and as a percentage of revenue of Commission and other related expense, excluding the non-cash stock-based compensation, was primarily driven by increased revenue and the impact of recent acquisitions, which operate in markets with higher average agent commissions splits compared to our core brokerage.
Sales and marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$368.7	$435.4	$(66.7)	(15.3%)
Percentage of revenue	6.5%	8.9%
Sales and marketing expense decreased by $66.7 million, or 15.3%, for 2024 compared to 2023. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $31.5 million for the year ended December 31, 2024 and $35.0 million for the year ended December 31, 2023. The decrease in stock-based compensation expense for 2024 as compared to 2023 was primarily due to the Company ceasing to offer share-based awards as incentives for agents. Sales and marketing expense excluding such non-cash stock-based compensation expense was $337.2 million, or 6.0% of revenue for 2024, and $400.4 million, or 8.2% for 2023, respectively. The decrease in sales and marketing expense in absolute dollars and on a percentage of revenue, excluding non-cash stock-based compensation expense, was primarily due to a decrease in agent marketing costs and a reduction in cash-based agent incentives.
Operations and support

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Operations and support	$334.5	$326.9	$7.6	2.3%
Percentage of revenue	5.9%	6.7%
Operations and support expense increased by $7.6 million, or 2.3%, for 2024 compared to 2023. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $16.5 million for the year ended December 31, 2024 and $16.1 million for the year ended December 31, 2023, which remained relatively flat. Operations and support expense excluding such non-cash stock-based compensation expense was $318.0 million, or 5.6% of revenue for 2024, and $310.8 million, or 6.4% for 2023. The increase in absolute dollars, excluding such non-cash stock-based compensation expense, was primarily driven by an increase in personnel costs resulting from the Company's recent acquisitions. The decrease of Operations and support expense, excluding such non-cash stock-based compensation expense, as a percentage of revenue was primarily related to the increase in revenue compared to the prior year period.
Research and development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Research and development	$188.8	$184.5	$4.3	2.3%
Percentage of revenue	3.4%	3.8%
Research and development expense increased by $4.3 million, or 2.3%, for 2024 compared to 2023. Included in Research and development expense were non-cash expenses related to stock-based compensation of $58.0 million for the year ended December 31, 2024 and $45.7 million for the year ended December 31, 2023. The increase in stock-based compensation expense for 2024 as compared to 2023 was primarily driven by forfeitures incurred due to the workforce reductions taken in connection with our restructuring activities in the prior year with no comparable activity in the current year. Research and development expense excluding non-cash stock-based compensation expense was $130.8 million, or 2.3% of revenue for 2024, and $138.8 million, or 2.8% for 2023. The decrease in absolute dollars and on a percentage of revenue basis, excluding such non-cash stock-based compensation expense, was primarily driven by a decrease in information technology related expenses as a result of the Company's cost reduction initiatives as described in Note 17 - "Restructuring Activities" in our consolidated financial statements included elsewhere in this Annual Report.
General and administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
General and administrative	$165.2	$125.7	$39.5	31.4%
Percentage of revenue	2.9%	2.6%
General and administrative expense increased by $39.5 million, or 31.4%, for 2024 compared to 2023. During the year ended December 31, 2024, General and administrative expense includes a charge of $57.5 million in connection with the Antitrust Lawsuits, which is discussed in Note 11 - "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $21.5 million for 2024 and $49.8 million for 2023. The decrease in stock-based compensation expense for 2024 as compared to 2023 was primarily driven by the modification of the Company's Chief Executive Officer's performance-based RSUs at the end of 2023. General and administrative expense excluding non-cash stock-based compensation expense and the aforementioned litigation charge was $86.2 million, or 1.5% of revenue for 2024, and $75.9 million, or 1.6% of revenue for 2023. The increase in absolute dollars excluding such non-cash stock-based compensation expense and the litigation charge, was primarily due to the fact that during the year ended December 31, 2023, General and administrative expense included a benefit of $7.2 million for tax refunds resulting from a change in estimates for certain state taxes paid in prior years. These state taxes are now included in the Benefit from income taxes line of our consolidated statements of operations. On a percentage of revenue basis, excluding such non-cash stock-based compensation expense and the litigation charge, General and administrative expense remained relatively flat.

Restructuring costs

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$9.7	$30.4	$(20.7)	(68.1%)
Percentage of revenue	0.2%	0.6%
Restructuring costs during the year ended December 31, 2024 primarily consisted of lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other related costs. Restructuring costs during the year ended December 31, 2023 primarily consisted of lease terminations costs and severance and other termination benefits for employees whose roles were eliminated. See Note 17 - "Restructuring Activities" in our consolidated financial statements included elsewhere in this Annual Report, for information.
Depreciation and amortization

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$82.4	$90.0	$(7.6)	(8.4%)
Percentage of revenue	1.5%	1.8%
Depreciation and amortization expense decreased by $7.6 million, or 8.4%, for 2024 compared to 2023. The decrease in absolute dollars and on a percentage of revenue basis was primarily driven by a year-over-year decrease in the amount of fixed assets whose depreciation was accelerated in connection the exit of offices. The remaining decline relates to a slow down in capital expenditures when compared to the prior year period.
Investment income, net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$6.8	$8.5	$(1.7)	(20.0%)
During the year ended December 31, 2024, investment income was $6.8 million and during year ended December 31, 2023, investment income was $8.5 million. Investment income, net decreased during the year ended December 31, 2024 as a result of the Company holding less short-term interest-bearing investments throughout the year.
Interest expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Interest expense	$6.4	$10.8	$(4.4)	(40.7%)
Interest expense decreased by $4.4 million, or 40.7%, for 2024 compared to 2023. The decrease from the prior year period was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of balances outstanding in the prior year on the credit facility with no comparable balance outstanding during the year ended December 31, 2024.

Benefit from income taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$0.5	$0.4	$0.1	25.0%

Benefit from income taxes increased by $0.1 million, or 25.0%, for 2024 compared to 2023. The change primarily resulted from the recognition of deferred tax assets in India.
Equity in loss of unconsolidated entity

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in millions, except percentages)
Equity in loss of unconsolidated entity	$0.6	$3.3	$(2.7)	(81.8%)
During the year ended December 31, 2024, equity in loss of unconsolidated entity was $0.6 million, and during the year ended December 31, 2023, equity in loss of unconsolidated entity was $3.3 million. These losses are from our mortgage joint venture with Guaranteed Rate, Inc.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Year Ended December 31,
	2024	2023	2022
Total Transactions	205,122	178,848	211,538
Gross Transaction Value (in billions)	$216.8	$186.1	$230.3
Number of Principal Agents(1)(2)	17,752	14,683	13,649
Net loss attributable to Compass, Inc. (in millions)	$(154.4)	$(321.3)	$(601.5)
Net loss attributable to Compass, Inc. margin	(2.7)%	(6.6)%	(10.0)%
Adjusted EBITDA(3) (in millions)	$126.0	$(38.9)	$(210.0)
Adjusted EBITDA margin(3)	2.2%	(0.8)%	(3.5)%

(1)During the year ended December 31, 2024, the Company began to report its agent statistics as of the period end. The Company's Number of Principal Agents and year over year growth reported in this Annual Report is based on the year end count.
(2)Excludes approximately 1,000 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.
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

Our Total Transactions for the year ended December 31, 2024 were 205,122, an increase of 14.7% from the year ended December 31, 2023. The increase in Total Transactions was primarily attributable to the brokerages acquired since the same period a year ago.
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
Our Gross Transaction Value for the year ended December 31, 2024 was $216.8 billion, an increase of 16.5% from the year ended December 31, 2023. The period-over-period increase was primarily driven by the increase in the number of agents on our platform.
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
Our Number of Principal Agents as of December 31, 2024 was 17,752, representing an increase of 20.9% from the year ago period primarily driven by the agents we acquired in 2024 from Latter & Blum Holdings, LLC and Parks Village Nashville, LLC. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) acquisition-related expenses related to adjustments to the fair value of contingent consideration and other forms of acquisition consideration and (iii) litigation charges in connection with the Antitrust Lawsuits and the Realogy Holdings Corp. matter. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions, except percentages):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to Compass, Inc.	$(154.4)	$(321.3)	$(601.5)
Adjusted to exclude the following:
Depreciation and amortization	82.4	90.0	86.3
Investment income, net	(6.8)	(8.5)	(2.8)
Interest expense	6.4	10.8	3.6
Stock-based compensation	127.5	158.2	234.5
Benefit from income taxes	(0.5)	(0.4)	(0.9)
Restructuring costs	9.7	30.4	49.1
Acquisition-related expenses(1)	4.2	1.9	11.2
Litigation charges(2)	57.5	—	10.5
Adjusted EBITDA	$126.0	$(38.9)	$(210.0)
Net loss attributable to Compass, Inc. margin	(2.7)%	(6.6)%	(10.0)%
Adjusted EBITDA margin	2.2%	(0.8)%	(3.5)%
(1)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 - "Acquisitions" to the consolidated financial statements included elsewhere in this Annual Report for more information.
(2)For year ended December 31, 2024, Litigation charges represents an expense of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 11 – “Commitments and Contingencies” to the consolidated financials statements included elsewhere in this Annual Report for more information. For the year ended December 31, 2022, Litigation charges represents an expense of $10.5 million incurred during the year ended December 31, 2022 in connection with the Realogy Holdings Corp. matter. See Note 11 to the consolidated financial statements included in the 2022 Form 10-K for more information.
Adjusted EBITDA was income of $126.0 million compared to a loss of $38.9 million during the years ended December 31, 2024 and 2023, respectively. The improvement in Adjusted EBITDA during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily a result of the impact of our cost reduction initiatives and an increase in revenue which was driven by an increase in the number of agents on our platform during 2023 and 2024.
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

	Year Ended December 31, 2024
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,634.6	$368.7	$334.5	$188.8	$165.2
Adjusted to exclude the following:
Stock-based compensation	—	(31.5)	(16.5)	(58.0)	(21.5)
Acquisition-related expenses	—	—	(4.2)	—	—
Litigation charge	—	—	—	—	(57.5)
Non-GAAP Basis	$4,634.6	$337.2	$313.8	$130.8	$86.2

	Year Ended December 31, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,007.0	$435.4	$326.9	$184.5	$125.7
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(35.0)	(16.1)	(45.7)	(49.8)
Acquisition-related expenses	—	—	(1.9)	—	—
Non-GAAP Basis	$3,995.4	$400.4	$308.9	$138.8	$75.9

	Year Ended December 31, 2022
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,936.1	$575.1	$392.4	$360.3	$208.1
Adjusted to exclude the following:
Stock-based compensation	(59.0)	(42.0)	(15.6)	(57.5)	(60.4)
Acquisition-related expenses	—	—	(11.2)	—	—
Litigation charge	—	—	—	—	(10.5)
Non-GAAP Basis	$4,877.1	$533.1	$365.6	$302.8	$137.2
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are cash flows from operations and the net proceeds from the sale of common stock in connection with our initial public offering. Our cash requirements consist principally of working capital, general corporate needs, and mergers and acquisitions related activities. We continue to invest in the development and expansion of our operations using available cash flows from operations. Ongoing investments include, but are not limited to, improvements in our technology platform and continued investments in our market footprint.
As of December 31, 2024, we had cash and cash equivalents of $223.8 million and an accumulated deficit of $2.7 billion. During the year ended December 31, 2024, we generated $121.5 million in cash flows from operations. Additionally, we have a Revolving Credit Facility that matures in March 2026, which we can draw upon provided we maintain continued compliance with certain financial and non-financial covenants. See Note 9 - "Debt" to our consolidated financial statements included elsewhere in this Annual Report for further details. As of December 31, 2024, we had $296.2 million available to be drawn under the Revolving Credit Facility. Further, we were in compliance with each of the financial and non-financial covenants. While our operating cash flows vary depending on the seasonality of the real estate business, we believe that the Company will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.

Concierge Facility
In July 2020, we entered into a Revolving Credit and Security Agreement, or the Concierge Facility, with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021, August 5, 2022 and August 4, 2023. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance a portion of our Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. The interest rate on the drawn down portion of the Concierge Facility was 7.49% as of December 31, 2024. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended. As of December 31, 2024 and 2023, there were $23.6 million and $24.8 million, respectively, in borrowings outstanding under the Concierge Facility.
We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we fail to comply with certain financial covenants that require us to meet certain liquidity-

based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2024, we were in compliance with the covenants under the Concierge Facility.
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
We have the option to repay our borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $53.8 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to us and our restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict its ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) we maintain liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus our unrestricted cash and that of our restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of December 31, 2024, we were in compliance with the financial covenants under the Revolving Credit Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$121.5	$(25.9)	$(291.7)
Net cash used in investing activities	(36.6)	(11.7)	(100.1)
Net cash (used in) provided by financing activities	(28.0)	(157.4)	135.4
Net increase (decrease) in cash and cash equivalents	$56.9	$(195.0)	$(256.4)
Operating Activities
For 2024, net cash provided by operating activities was $121.5 million. The inflow was primarily due to a $154.5 million net loss adjusted for $215.1 million of non-cash charges and a net cash inflow due to changes in assets and liabilities of $60.9 million. The non-cash charges are primarily related to $127.5 million of stock-based compensation expense and $82.4 million of depreciation and amortization expense. The changes in assets and liabilities resulted in a cash inflow primarily due to an increase of $42.0 million in accrued expenses and other liabilities, a $23.1 million increase in Commissions payable, a $21.3 million decrease in other currents assets and a decrease of $7.0 million in other non-current assets. The cash inflow from operations was partially offset by a $17.4 million outflow from net operating lease right-of-use assets and operating lease liabilities, an increase of $8.0 million in accounts receivable due to timing of receipts, a decrease of $6.3 million in accounts payable due to timing of payments and a $0.8 million decrease in Compass Concierge receivables. The benefit to operating cash flow in 2024 provided by changes in assets and liabilities is impacted by timing and may reverse in future periods and negatively impact operating cash flows at that time.
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
Investing Activities
During 2024, net cash used by investing activities was $36.6 million, consisting of $18.9 million in payments for acquisitions, net of cash acquired, $15.7 million in capital expenditures and $2.0 million for investments in an unconsolidated entity.
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
Financing Activities
During 2024, net cash used in financing activities was $28.0 million, primarily consisting of $35.0 million in taxes paid related to net share settlement of equity awards, $3.4 million in payments related to acquisitions, including payments of contingent consideration, and $1.2 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $9.5 million in proceeds from the exercise of stock options and $2.2 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
During 2023, net cash used in financing activities was $157.4 million, primarily consisting of $150.0 million in net repayments of drawdowns on the Revolving Credit Facility, $23.5 million in taxes paid related to net share settlement of equity awards, $14.6 million in payments related to acquisitions, including payments of contingent consideration, and $7.1 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $32.3 million in proceeds from the issuance of common stock in connection with the Strategic Transaction (see Note 12 - "Preferred Stock and Common Stock" to our consolidated financial statements included elsewhere in this Annual Report for more information), $4.5 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease obligations(1)	$560.9	$117.7	$197.1	$145.0	$101.1
Estimated undiscounted contingent consideration payments	35.4	3.3	20.4	7.9	3.8
Acquisition related payables	3.0	3.0	—	—	—
Purchase obligations	70.2	36.9	26.3	7.0	—
Total	$669.5	$160.9	$243.8	$159.9	$104.9
_________
(1)As of December 31, 2024, we have additional operating leases for real estate that have not yet commenced of $15.3 million payable through 2035, which have been excluded from above.
As of December 31, 2024, there were $23.6 million in borrowings outstanding under the Concierge Facility. We are required to pay an annual commitment fee of 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. In addition, borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The effective interest rate was 7.49% as of December 31, 2024. The principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended. For additional information, see the section titled “—Liquidity and Capital Resources—Concierge Facility.”
As of December 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility and outstanding letters of credit totaled approximately $53.8 million. Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to SOFR plus a margin of 1.50%. During an event of default under the Revolving Credit Facility the applicable interest rates are increased by 2.0% per annum. We are also obligated to pay other customary fees for a credit facility of this type, including a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility of 0.175% per annum, fees associated with letters of credit and administrative and arrangement fee. The principal amount, if any, is payable in full in March 2026, unless earlier terminated or extended. For additional information, see the section titled “—Liquidity and Capital Resources—Revolving Credit and Guaranty Agreement.”
We have irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2024, we were contingently liable for $53.8 million, under these letters of credit which are collateralized by our Revolving Credit Facility.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $147.1 million and $120.0 million as of December 31, 2024 and 2023, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
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
See Note 2 - " Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this Annual Report for more information.
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
We concluded that our brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since we are not entitled to any commission until the performance obligation is satisfied and are not owed any commission for unsuccessful transactions, even if services have been provided. We operate exclusively in the United States and generate substantially all of our revenue from commissions from home sellers and buyers. In addition to commission revenue, we generate revenue through integrated services related to the home transaction such as title and escrow services which comprised an insignificant amount of the consolidated revenue for the years ended December 31, 2024, 2023 and 2022.
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
We issue RSUs to employees, and to affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, we previously offered RSUs to affiliated agents through the Agent Equity Program. The Agent Equity Program offered affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. We discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
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
For stock options, which we issue to employees, affiliated agents and in certain cases in connection with business combinations, we generally estimate the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends. During the years ended December 31, 2024, 2023 and 2022, the number of stock options granted was immaterial.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2 - "Summary of Significant Accounting Policies" to our consolidated financial statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2024 consisted of $223.8 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.75%. As of December 31, 2024, we had a total outstanding balance of $23.6 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Compass, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Compass, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition – Commissions Revenue
As described in Note 2 to the consolidated financial statements, the Company generates revenue by assisting home sellers and buyers in listing, marketing, selling and finding homes. The Company holds the real estate brokerage license that is necessary under relevant state laws and regulations to provide brokerage services and therefore controls those services that are necessary to legally transfer real estate between home sellers and buyers. Management concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e., purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generated revenue of $5,629.1 million for the year ended December 31, 2024, of which substantially all was generated from commissions from home sellers and buyers.
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
February 25, 2025
We have served as the Company’s auditor since 2014.

Compass, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$223.8	$166.9
Accounts receivable, net of allowance of $4.4 and $8.6, respectively	48.6	36.6
Compass Concierge receivables, net of allowance of $10.4 and $13.2, respectively	24.4	24.0
Other current assets	33.2	54.5
Total current assets	330.0	282.0
Property and equipment, net	125.5	151.7
Operating lease right-of-use assets	389.7	408.5
Intangible assets, net	73.8	77.6
Goodwill	233.6	209.8
Other non-current assets	25.4	30.7
Total assets	$1,178.0	$1,160.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13.0	$18.4
Commissions payable	82.8	59.6
Accrued expenses and other current liabilities	140.3	90.8
Current lease liabilities	93.5	98.9
Concierge credit facility	23.6	24.8
Total current liabilities	353.2	292.5
Non-current lease liabilities	380.5	410.2
Other non-current liabilities	31.9	25.6
Total liabilities	765.6	728.3
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at December 31, 2024 and 2023; 513,143,108 and 484,893,266 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	3,081.6	2,946.5
Accumulated deficit	(2,672.2)	(2,517.8)
Total Compass, Inc. stockholders’ equity	409.4	428.7
Non-controlling interest	3.0	3.3
Total stockholders’ equity	412.4	432.0
Total liabilities and stockholders’ equity	$1,178.0	$1,160.3
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$5,629.1	$4,885.0	$6,018.0
Operating expenses:
Commissions and other related expense	4,634.6	4,007.0	4,936.1
Sales and marketing	368.7	435.4	575.1
Operations and support	334.5	326.9	392.4
Research and development	188.8	184.5	360.3
General and administrative	165.2	125.7	208.1
Restructuring costs	9.7	30.4	49.1
Depreciation and amortization	82.4	90.0	86.3
Total operating expenses	5,783.9	5,199.9	6,607.4
Loss from operations	(154.8)	(314.9)	(589.4)
Investment income, net	6.8	8.5	2.8
Interest expense	(6.4)	(10.8)	(3.6)
Loss before income taxes and equity in loss of unconsolidated entity	(154.4)	(317.2)	(590.2)
Benefit from income taxes	0.5	0.4	0.9
Equity in loss of unconsolidated entity	(0.6)	(3.3)	(12.2)
Net loss	(154.5)	(320.1)	(601.5)
Net loss (income) attributable to non-controlling interests	0.1	(1.2)	—
Net loss attributable to Compass, Inc.	$(154.4)	$(321.3)	$(601.5)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.31)	$(0.69)	$(1.40)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	501,514,681	466,522,935	428,169,180
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	409,267,751	$—	$2,438.8	$(1,595.0)	$843.8	$3.8	$847.6
Net loss	—	—	—	(601.5)	(601.5)	—	(601.5)
Other activity related to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares in connection with acquisitions	1,033,340	—	3.6	—	3.6	—	3.6
Issuance of common stock upon exercise of stock options	4,145,127	—	9.0	—	9.0	—	9.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	9,464,159	—	(23.5)	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	5.5	—	5.5	—	5.5
Issuance of common stock in connection with the 2021 Agent Equity Program	13,608,896	—	100.0	—	100.0	—	100.0
Issuance of common stock under the ESPP	578,921	—	2.3	—	2.3	—	2.3
Stock-based compensation	—	—	177.9	—	177.9	—	177.9
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(321.3)	(321.3)	1.2	(320.1)
Other activity related to non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Issuance of shares in connection with acquisitions	5,737,060	—	17.9	—	17.9	—	17.9
Issuance of common stock upon exercise of stock options	2,963,701	—	4.5	—	4.5	—	4.5
Issuance of common stock upon settlement of RSUs, net of taxes withheld	14,229,086	—	(23.5)	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	0.6	—	0.6	—	0.6
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the ESPP	759,835	—	2.5	—	2.5	—	2.5
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	147.6	—	147.6	—	147.6
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(154.4)	(154.4)	(0.1)	(154.5)
Other activity related to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares in connection with acquisitions	6,583,051	—	26.6	—	26.6	—	26.6
Issuance of common stock upon exercise of stock options	4,722,210	—	10.0	—	10.0	—	10.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	16,223,306	—	(35.0)	—	(35.0)	—	(35.0)
Issuance of common stock under the ESPP	721,275	—	2.2	—	2.2	—	2.2
Stock-based compensation	—	—	131.3	—	131.3	—	131.3
Balances at December 31, 2024	513,143,108	$—	$3,081.6	$(2,672.2)	$409.4	$3.0	$412.4

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(154.5)	$(320.1)	$(601.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82.4	90.0	86.3
Stock-based compensation	127.5	158.2	234.5
Equity in loss of unconsolidated entity	0.6	3.3	12.2
Change in acquisition related contingent consideration	6.0	2.6	(2.2)
Bad debt allowance	(2.1)	4.4	7.3
Amortization of debt issuance costs	0.7	0.7	0.9
Changes in operating assets and liabilities:
Accounts receivable	(8.0)	(3.5)	6.5
Compass Concierge receivables	(0.8)	18.0	(11.7)
Other current assets	21.3	21.4	17.6
Other non-current assets	7.0	9.1	9.8
Operating lease right-of-use assets and operating lease liabilities	(17.4)	(1.2)	5.8
Accounts payable	(6.3)	(9.8)	(4.8)
Commissions payable	23.1	11.6	(15.9)
Accrued expenses and other liabilities	42.0	(10.6)	(36.5)
Net cash provided by (used in) operating activities	121.5	(25.9)	(291.7)
Investing Activities
Investment in unconsolidated entity	(2.0)	(1.2)	(15.0)
Capital expenditures	(15.7)	(11.2)	(70.1)
Payments for acquisitions, net of cash acquired	(18.9)	0.7	(15.0)
Net cash used in investing activities	(36.6)	(11.7)	(100.1)
Financing Activities
Proceeds from exercise of stock options	9.5	4.5	9.0
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	2.2	2.5	2.3
Taxes paid related to net share settlement of equity awards	(35.0)	(23.5)	(23.5)
Proceeds from drawdowns on Concierge credit facility	48.7	55.4	59.0
Repayments of drawdowns on Concierge credit facility	(49.9)	(62.5)	(43.3)
Proceeds from drawdowns on Revolving credit facility	—	75.0	150.0
Repayments of drawdowns on Revolving credit facility	—	(225.0)	—
Proceeds from issuance of common stock in connection with the Strategic Transaction	—	32.3	—
Payments related to acquisitions, including contingent consideration	(3.4)	(14.6)	(17.5)
Other	(0.1)	(1.5)	(0.6)
Net cash (used in) provided by financing activities	(28.0)	(157.4)	135.4
Net increase (decrease) in cash and cash equivalents	56.9	(195.0)	(256.4)
Cash and cash equivalents at beginning of period	166.9	361.9	618.3
Cash and cash equivalents at end of period	$223.8	$166.9	$361.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$3.4	$9.0	$2.3
Supplemental non-cash information:
Issuance of common stock for acquisitions	$26.6	$17.9	$3.6

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

Compass, Inc.
Notes to Consolidated Financial Statements
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

	December 31,
	2024	2023
Opening balance	$8.6	$9.0
Changes in allowances	(2.5)	3.6
Net write-offs and other	(1.7)	(4.0)
Closing balance	$4.4	$8.6
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

Compass, Inc.
Notes to Consolidated Financial Statements
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

Compass, Inc.
Notes to Consolidated Financial Statements
further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, a two-step impairment test is required.
If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company has not recorded any impairments related to goodwill as of December 31, 2024.
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

Compass, Inc.
Notes to Consolidated Financial Statements
The Company concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates exclusively in the United States and generates substantially all of its revenue from commissions from home sellers and buyers. In addition to commission revenue, the Company generates revenue through integrated services related to the home transaction such as title and escrow services which comprised an insignificant amount of the consolidated revenue for the years ended December 31, 2024, 2023 and 2022.
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
Sales and Marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for the Company’s regional offices, agent incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Advertising costs were $73.7 million, $96.6 million and $147.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation costs includes salaries, taxes, benefits, bonuses and stock-based compensation.
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
General and Administrative
General and administrative expense primarily consists of compensation costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for the

Compass, Inc.
Notes to Consolidated Financial Statements
Company’s New York headquarters and other offices supporting administrative functions, litigation charges, professional services fees, insurance expenses and talent acquisition expenses.
Restructuring
Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. Restructuring charges primarily consist of costs associated with workforce reductions and operating lease right-of-use asset impairments. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within Accrued expenses and other current liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

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

Compass, Inc.
Notes to Consolidated Financial Statements
The carrying amount of the Company’s financial instruments including Cash and cash equivalents, Accounts receivable, Compass Concierge receivables, Accounts payable and Commissions payable approximate their respective fair values because of their short maturities. As of December 31, 2024 and 2023, the carrying amount of the Company’s debt facilities approximates fair value as the stated interest rate approximates market rates currently available to the Company.
See Note 5 — “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.
Segment Reporting
Operating segments are defined as components of an entity with discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates financial information on a consolidated basis. Accordingly, the Company has one operating and reportable segment. Substantially all long-lived assets and revenue are based in the United States.
The CODM measures segment performance based on net income (loss), using it to guide key operating decisions, including budget allocation across the significant expense categories included in operating expenses within the consolidated statements of operations. Other measures of profit or loss are also utilized. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Compensation expense is generally recognized as expense on a straight-line basis over the service period based on the vesting requirements. The Company recognizes forfeitures as they occur.
The Company issues RSUs to employees, and to affiliated agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company previously offered RSUs to affiliated agents through its Agent Equity Program. The Agent Equity Program offered affiliated agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2012 Stock Incentive Plan and the 2021 Equity Incentive Plan, as applicable. The Company discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
For RSUs granted in connection with the 2021 and 2022 Agent Equity Programs the Company determined the value of the stock-based compensation expense at the time the underlying commission was earned and recognized the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability throughout the service periods and was reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were issued.
On a limited basis, the Company has issued stock options and RSUs that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
For stock options, which the Company issues to employees, affiliated agents and in certain cases in connection with business combinations, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends. During the years ended December 31, 2024, 2023 and 2022, the number of stock options granted was immaterial.
Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The Company adopted ASU 2023-07 retrospectively as of January 1, 2024. Refer to our significant accounting policies above for the impact of adoption.

Compass, Inc.
Notes to Consolidated Financial Statements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures of specific account categories, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3. Acquisitions
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
2024 Acquisitions
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the ownership interests in Latter & Blum Holdings, LLC and Parks Village Nashville, LLC, two residential real estate brokerages, and the acquisition of 100% ownership interest in a title insurance and escrow settlement services company. The purpose of these acquisitions was to expand the Company’s existing brokerage business and title and escrow presence in key domestic markets. The Company has accounted for these acquisitions as business combinations.
The consideration for the acquisitions completed during the year ended December 31, 2024 is comprised of $26.1 million in the Company's Class A common stock, $21.3 million of cash paid at or near closing, net of cash acquired, an additional $2.7 million to be paid in cash and the Company's Class A common stock at a later date and an estimated $7.1 million of additional Class A common stock or cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2027. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: $28.7 million of customer relationships; $2.4 million of trademark intangible assets; $20.0 million of other current and non-current assets; and $18.3 million of current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $24.4 million. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as the intangible assets that do not qualify for separate recognition. The acquired intangible assets are being amortized over the estimated useful lives of approximately 5 to 6 years.
Approximately $9.3 million of the goodwill recorded during the year ended December 31, 2024 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $16.4 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
The Company has recorded the preliminary purchase price allocation as of the acquisition dates and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the respective transactions. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the

Compass, Inc.
Notes to Consolidated Financial Statements
measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.
Pro forma revenue and earnings for 2024 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
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
The consideration for the acquisitions completed during the year ended December 31, 2023 is primarily comprised of $6.8 million in the Company's Class A common stock, $1.1 million of cash paid at closing, an additional $1.0 million paid at a later date and an estimated $14.0 million of additional Class A common stock and cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2033. Payments in excess of the original estimate may impact the Company's statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed, inclusive of any measurement period adjustments, primarily resulted in the recognition of: $10.8 million of customer relationships; $4.7 million of other current and non-current assets; and $5.5 million of other current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $10.8 million. The acquired customer relationships are being amortized over the estimated useful lives of approximately 5 years.
Approximately $0.6 million of the goodwill recorded during the year ended December 31, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $17.9 million dependent on the payment of certain contingent consideration, holdback and acquisition-related compensation arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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

Compass, Inc.
Notes to Consolidated Financial Statements
Approximately $0.3 million of the goodwill recorded during the year ended December 31, 2022 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $1.6 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
Pro forma revenue and earnings for 2022 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of December 31, 2024, the undiscounted estimated payment under these arrangements was $35.4 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Opening balance	$20.9	$14.0	$24.4
Acquisitions	7.1	14.0	3.6
Fair value losses (gains) included in net loss	6.0	2.6	(2.2)
Payments	(3.0)	(9.7)	(11.8)
Closing balance	$31.0	$20.9	$14.0
Other Acquisition Related Compensation
In connection with the Company’s acquisitions, a portion of the cash and equity consideration amounts paid or to be paid to the selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. Accordingly, this consideration is accounted for as compensation for future services and the Company recognizes the expenses over the underlying retention periods. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.2 million, $0.6 million and $13.4 million, respectively, in compensation expense within Operations and support in the accompanying consolidated statements of operations related to these arrangements. As of December 31, 2024, the Company does not expect to make any further material payments under these arrangements.
4. Joint Venture
In July 2021, the Company and Guaranteed Rate, Inc. (“Guaranteed Rate”) formed a joint venture, OriginPoint, LLC (“OriginPoint”). OriginPoint was formed for the purpose of conducting a mortgage origination and lending business and providing related services for the Company’s real estate brokerage clients, as well as the clients of any other brokerage in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing, in order to make loans available to a broad consumer audience. OriginPoint originates, processes, underwrites, closes and/or funds mortgage loans for sale, transfer and assignment to investors and eligible wholesale lenders, including affiliates, or effects any other secondary market transactions related to such mortgage loans.
OriginPoint is owned 49.9% by the Company and 50.1% by Guaranteed Rate. The Company made capital contributions to OriginPoint of $2.0 million and $1.2 million, respectively, during the years ended December 31, 2024 and 2023. The Company accounts for OriginPoint as an equity method investment and records its equity earnings or losses related to OriginPoint within Equity in loss of unconsolidated entity in the consolidated statements of operations.
The Company’s investment in OriginPoint had a balance of $5.7 million at December 31, 2024 and is included within Other non-current assets on the accompanying consolidated balance sheet. The Company recorded equity losses of $0.6 million, $3.3 million and $12.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. No dividends were received by the Company during the years ended December 31, 2024 and 2023.

Compass, Inc.
Notes to Consolidated Financial Statements
OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass.
5. Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $223.8 million and $166.9 million as of December 31, 2024 and 2023, respectively, are held in cash, money market funds and U.S. treasury securities which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $31.0 million and $20.9 million as of December 31, 2024 and 2023, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 — “Acquisitions” for changes in contingent consideration during the years ended December 31, 2024, 2023 and 2022. The following tables present the balances of contingent consideration as presented in the consolidated balance sheets (in millions):

	December 31,
	2024	2023
Accrued expenses and other current liabilities	$3.3	$4.5
Other non-current liabilities	27.7	16.4
Total contingent consideration	$31.0	$20.9
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities

The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company's common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2024 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support in the consolidated statements of operations (see Note 3 – “Acquisitions”).
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	December 31,
	2024	2023
Leasehold improvements	$186.2	$186.7
Office furniture and equipment	37.4	36.9
Computer software and internally-developed software	49.9	42.7
Computer equipment	26.1	26.7
	299.6	293.0
Less: accumulated depreciation	(174.1)	(141.3)
Property and equipment, net	$125.5	$151.7

Compass, Inc.
Notes to Consolidated Financial Statements
The Company recorded depreciation expense related to property and equipment of $47.5 million, $57.1 million and $48.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which includes $11.6 million, $12.3 million and $9.4 million, respectively, related to internally–developed software.
The Company capitalized internally-developed software costs of $9.7 million and $5.7 million during the years ended December 31, 2024 and 2023, respectively.
7. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2022	$198.4
Acquisitions	11.4
Balance at December 31, 2023	209.8
Acquisitions	24.4
Measurement period adjustments	$(0.6)
Balance at December 31, 2024	$233.6
The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	3-9 years	$188.8	$(123.5)	$65.3	3.3
Acquired technology	5 years	5.5	(4.0)	1.5	1.3
Trademarks	2-9 years	14.9	(8.2)	6.7	3.9
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$209.5	$(135.7)	$73.8

	December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	2-9 years	$160.1	$(92.0)	$68.1	2.9
Acquired technology	5 years	5.5	(2.9)	2.6	2.3
Trademarks	2-9 years	12.5	(5.9)	6.6	4.2
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$178.4	$(100.8)	$77.6
Amortization expense was $34.9 million, $32.9 million and $38.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Compass, Inc.
Notes to Consolidated Financial Statements
Estimated future amortization expense for finite-lived intangible assets as of December 31, 2024 is as follows (in millions):

2025	$30.5
2026	17.9
2027	11.6
2028	7.6
2029	4.5
Thereafter	1.4
Total	$73.5
8. Other Current Assets and Accrued Expenses and Other Current Liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2024	2023
Prepaid agent incentives	$9.4	$22.2
Other	23.8	32.3
Other current assets	$33.2	$54.5
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Accrued compensation	$51.1	$43.3
Accrued Litigation Charge	28.8	—
Other	60.4	47.5
Accrued expenses and other current liabilities	$140.3	$90.8
9. Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021, August 5, 2022 and August 4, 2023. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance a portion of the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program.
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the drawn down balance of the Concierge Facility was 7.49% as of December 31, 2024. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be

Compass, Inc.
Notes to Consolidated Financial Statements
reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2024, the Company was in compliance with the covenants under the Concierge Facility.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of December 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $53.8 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus the unrestricted cash of Compass and its restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of December 31, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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

Compass, Inc.
Notes to Consolidated Financial Statements
10. Leases
The components of lease costs for operating leases for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$101.6	$109.8	$113.7
Short-term lease costs	3.4	3.5	7.3
Sublease income	(5.8)	(5.1)	(3.7)
Variable lease costs	36.0	37.6	35.4
Total	$135.2	$145.8	$152.7
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized lease costs, net of sublease income, of $131.4 million, $138.5 million and $141.5 million, respectively, in Sales and marketing expenses and $3.8 million, $7.3 million and $11.2 million, respectively, in General and administrative expenses in the consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$127.3	$126.9	$118.8
Supplemental disclosure of non-cash leasing activities:
ROU assets obtained in exchange for new operating lease liabilities	$68.2	$25.3	$94.7
The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	5.7	5.9
Weighted average discount rate	5.7%	4.9%

Compass, Inc.
Notes to Consolidated Financial Statements
Future undiscounted lease payments for the Company’s operating lease liabilities are as follows as of December 31, 2024 (in millions):

2025	$117.7
2026	106.7
2027	90.4
2028	79.5
2029	65.5
Thereafter	101.1
Total future lease payments	560.9
Less: imputed interest	(86.9)
Present value of lease liabilities	$474.0
As of December 31, 2024, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $15.3 million payable through 2035, which have been excluded from above.
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
Real Estate Commission Antitrust Litigation
On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The Company’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced below, which are now pending before the United States Circuit Court of Appeals for the Eighth Circuit. The objecting parties must file their briefs by March 20, 2025. Responses, including those by the Company, are due by April 21, 2025. The objecting parties may file any replies by May 12, 2025.
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

Compass, Inc.
Notes to Consolidated Financial Statements
§ 340, and the March matter further seeks injunctive relief pursuant to Section 16 of the Clayton Act, 15 U.S.C. § 26. The Friedman and March matters are limited in scope to the New York City boroughs of Brooklyn, and Manhattan, respectively. The March and Friedman matters are stayed pending the appeal of the final approval of the settlement agreement.
One putative class action lawsuit, QJ Team, LLC, et al. v. Texas Association of Realtors, Inc., et al., No. 4:23-cv-01013 (E.D. Tx.) (“QJ Team”), filed on November 13, 2023, names Realty Austin, LLC, a subsidiary of the Company, as a defendant and alleges, among other things, that certain trade associations, including the Texas Association of Realtors, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Martin, et al. v. Texas Association of Realtors, Inc., et al., No. 423-cv-01104 (E.D. Tx.) (“Martin”), filed on December 14, 2023, was consolidated into the QJ Team matter on March 21, 2024. The QJ Team matter is stayed pending the appeal of the final approval of the settlement agreement.
One putative class action lawsuit, Peiffer v. Latter & Blum Holding, LLC, et al., Case No. 2:24-cv-00557 (E.D. La.) (“Peiffer”), filed on March 5, 2024, names Latter & Blum, a subsidiary of the Company, as a defendant and alleges, among other things, that certain trade associations, including the National Association of Realtors, multiple listing services, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. On April 3, 2024, the Company announced that it had entered into an agreement to acquire Latter & Blum. The Peiffer matter is stayed pending the appeal of the final approval of the settlement agreement.
Wang v. National Ass’n of Realtors et al., Case No. 1:24-cv-02371 (S.D.N.Y.) (“Wang”), an individual lawsuit filed on March 28, 2024, named the Company as a defendant and alleges, among other things, that certain trade associations, including the National Association of Realtors and the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The Company entered an agreement with the plaintiff in Wang to settle the matter on December 27, 2024 and the parties filed a stipulation of dismissal with prejudice on December 31, 2024.
The Company does not expect the terms of the proposed settlement of the Gibson and Umpa cases, as well as the resolution of any of the stated matters or the process of moving to enforce the settlement nationwide to have a material impact on its future operations.
The Company and its subsidiaries have been named as defendants in eight putative class action lawsuits and one individual lawsuit (the "Antitrust Lawsuits") that allege, among other things, violations of Section 1 of the Sherman Act, 15 U.S.C. § 1.
Four of the putative class action lawsuits, captioned Gibson, et al. v. National Association of Realtors, et al., No. 4:23-cv-00788-FJG (W.D. Mo.) (“Gibson”), filed on October 31, 2023, Grace v. National Association of Realtors, et al., No. 3:23-cv-06352 (N.D. Cal.) (“Grace”), filed on December 8, 2023, Fierro, et al. v. National Association of Realtors, et al., Case No. 2:24-cv-00449 (C.D. Cal.) (“Fierro”), filed on January 17, 2024, and Whaley v. Arizona Association of Realtors, Case No. 2:24-cv-00105 (D. Nev.) (“Whaley”), filed on January 15, 2024, name the Company as a defendant and allege, among other things, that certain trade associations, including the National Association of Realtors, multiple listing services, and real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Umpa, et al. v. National Association of Realtors, et al., 4:23-cv-00945 (W.D. Mo.) (“Umpa”), filed on December 27, 2023, was consolidated into the Gibson matter on April 23, 2024. Boykin v. National Association of Realtors, et al., No. 2:24-cv-00340 (D. Nev.) (“Boykin”), filed on February 16, 2024, was terminated and consolidated into the Whaley matter on March 20, 2024. The plaintiffs in the Gibson and Umpa matters allege a nationwide scope, while the Grace and Fierro matters are limited in scope to Northern California and Southern California, respectively and the Whaley matter is limited in scope to Nevada. The Grace, Fierro and Whaley matters are stayed pending the appeal of the final approval of the settlement agreement.
During the three months ended March 31, 2024, the Company recognized an expense of $57.5 million within General and administrative expense in the consolidated statements of operations in connection with the settlement agreement. 50% of

Compass, Inc.
Notes to Consolidated Financial Statements
the settlement was paid during the three months ended June 30, 2024. The remaining 50% is expected to be paid during the second quarter of 2025.
Batton, et al. v. Compass, Inc., et al.
Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names the Company and seven other brokerages as defendants and alleges that the defendants entered into a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law antitrust statutes, violated state consumer protection statutes, and were unjustly enriched by industry rules that set the manner by which buyer’s brokers are compensated. The allegations in Batton are substantially similar to those contained in the case captioned Batton, et al. v. National Association of Realtors, et al., No. 1:21-cv-00430 (N.D. Ill.) (“Batton I”), filed on January 25, 2021 which does not name the Company but names the National Association of Realtors and six other brokerages. The Company and the defendants in the Batton II matter filed a motion to dismiss the amended complaint on June 21, 2024. The plaintiffs filed an opposition to the motion to dismiss on August 5, 2024 and the Company and the defendants filed a reply on September 4, 2024. The motion to dismiss remains pending before the court.
The Company is unable to predict the outcome of Batton II or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The ultimate resolution of Batton II could have a material adverse effect on the Company’s financial position, results of operations, and cash flow.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2024 and 2023, the Company was contingently liable for $53.8 million and $44.4 million, respectively, under these letters of credit. As of December 31, 2024, $53.8 million of these letters of credit were collateralized by the Revolving Credit Facility. As of December 31, 2023, $43.8 million and $0.6 million of these letters of credit were collateralized by the Revolving Credit Facility and the Company's cash and cash equivalents, respectively.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $147.1 million and $120.0 million as of December 31, 2024 and 2023, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
12. Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of December 31, 2024 and 2023, there are no shares of the Company’s preferred stock issued and outstanding.
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

Compass, Inc.
Notes to Consolidated Financial Statements
In April 2021, the Company adopted a restated certificate of incorporation and changed its authorized capital stock to consist of 12.5 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 100 million shares of Class C common stock. Each class has par value of $0.00001.
The followings tables reflect the authorized, issued and outstanding shares for each of the common share classes as of December 31, 2024 and 2023:

	December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	501,384,321	501,384,321
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	11,758,787	11,758,787
Total	13,850,000,000	513,143,108	513,143,108

	December 31, 2023
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	465,633,122	465,633,122
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	19,260,144	19,260,144
Total	13,850,000,000	484,893,266	484,893,266
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
Strategic Transaction
In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the "Strategic Transaction") under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment was dependent on a volume-weighted stock price target for the Company's Class A common stock and was payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered). During the year ended December 31, 2024, the volume-weighted price target was met and the Company was released of its liability to make any additional payment in connection with this arrangement.
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of December 31, 2024, there were 60.8 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. Effective January 1, 2025, the number of shares available for future grants was increased by an additional 25.7 million shares as a result of the annual increase provision described above.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of December 31, 2024, 18.1 million shares of Class A common stock remain available for grant under the ESPP. The Company has elected to forgo the annual increase to the number of authorized shares available for grant under the ESPP that would have occurred on January 1, 2025.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each

Compass, Inc.
Notes to Consolidated Financial Statements
purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the year ended December 31, 2024, the Company issued 0.7 million shares of Class A common stock under the ESPP.
The Company recognized $1.0 million and $1.3 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, $1.1 million and $1.0 million, respectively, had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
Stock options vest over a prescribed service period generally lasting four years. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common stock.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. For the years ended December 31, 2024, 2023 and 2022 stock options granted were not material to the Company's financial statements.
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2023	40,527,848	$5.60	5.1	$20.2
Granted	970	7.07
Exercised	(4,722,210)	2.11
Forfeited	(2,123,184)	6.69
Balance as of December 31, 2024	33,683,424	$6.02	4.4	$30.2
Exercisable and vested at December 31, 2024	31,698,321	$5.82	4.3	$29.8
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $5.85 and $3.76 as of December 31, 2024 and December 31, 2023, respectively.
During the years ended December 31, 2024, 2023 and 2022, the intrinsic value of options exercised was $13.0 million, $6.2 million and $20.3 million, respectively.
Stock-based compensation recognized during the years ended December 31, 2024, 2023 and 2022 associated with stock options was $17.7 million, $25.6 million and $35.2 million, respectively. As of December 31, 2024, unrecognized compensation costs totaled $11.8 million and are expected to be recognized over a weighted-average period of 1.2 years.

Compass, Inc.
Notes to Consolidated Financial Statements
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	29,943,818	$5.15
Granted	25,947,563	3.82
Vested and converted to common stock (1)	(24,372,552)	4.30
Forfeited	(3,629,419)	4.65
Balance as of December 31, 2024	27,889,410	$4.73
(1)During the year ended December 31, 2024, the Company net settled all RSUs through which it issued an aggregate of 24.4 million shares of Class A common stock and withheld an aggregate of 8.1 million shares of Class A common stock to satisfy $35.0 million of tax withholding obligations on behalf of the Company’s employees.
As of December 31, 2024, all unvested RSUs had total compensation costs of $102.9 million not yet recognized and is expected to be recognized over a weighted-average period of 2.2 years.
As previously disclosed, prior to 2022 the Company generally provided share-based compensation to its employees through grants that vested ratably over four-year periods. Beginning in 2022, the Company changed the method of its employee grants to a series of four consecutive annual grants (each at 25% of the previous four-year value) that each vest over the one-year period following grant. As of December 31, 2024, the Company has remaining commitments to its employees related to this methodology to grant an aggregate of 26.4 million RSUs during 2025, 2026 and 2027 which will each vest over the subsequent one-year period following the respective grant dates. Beginning in 2025, the Company will revert to its previous method of one grant vesting ratably over a four-year period following the grant date for substantially all new equity commitments. Note the foregoing excludes a non-material number of additional committed but not yet granted RSUs which the Company will grant during 2025 which commitments were denominated in dollar values rather than shares.
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

Compass, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
Total stock-based compensation expense included in the consolidated statement of operations is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Commissions and other related expense	$—	$11.6	$59.0
Sales and marketing	31.5	35.0	42.0
Operations and support	16.5	16.1	15.6
Research and development	58.0	45.7	57.5
General and administrative	21.5	49.8	60.4
Total stock-based compensation expense	$127.5	$158.2	$234.5
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
14. Income Taxes
The Company’s loss before income taxes consisted of (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$(158.6)	$(314.1)	$(610.4)
International	3.7	(7.6)	8.0
Total	$(154.9)	$(321.7)	$(602.4)
For the year ended December 31, 2024, the loss before income taxes of $154.9 million includes $0.6 million of losses from the Company’s equity investment in OriginPoint and excludes $0.1 million in net income attributable to non-controlling interests. The OriginPoint business and other non-controlling interests operate in the United States.
The components of the Company’s income tax benefit (provision) consisted of (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	(0.3)	(0.3)	—
Foreign	(0.4)	(0.1)	(3.1)
Total current	(0.7)	(0.4)	(3.1)
Deferred:
Federal	0.5	0.8	0.9
State	—	—	0.3
Foreign	0.7	—	2.8
Total deferred	1.2	0.8	4.0
Total benefit from income taxes	$0.5	$0.4	$0.9
The Company had an income tax benefit for the years ended December 31, 2024, 2023 and 2022 resulting from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. The benefit from income taxes is reduced by current taxes in India that are not offset with future alternative minimum tax

Compass, Inc.
Notes to Consolidated Financial Statements
credits and state income tax expense. In 2024, the Company also recognized benefit from income taxes as a result of the recognition of deferred tax assets in India.
The effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	5.8%	5.2%	7.0%
Change in valuation allowance	(26.2)%	(23.7)%	(25.0)%
Stock-based compensation	(0.6)%	(3.6)%	(2.4)%
Non-deductible executive compensation	(1.0)%	(0.6)%	(0.6)%
Non-deductible expenses	(0.4)%	(0.4)%	(0.4)%
Worthless stock deduction	0.2%	3.2%	—%
Other	1.5%	(1.0)%	0.6%
Benefit from income taxes	0.3%	0.1%	0.2%
The components of net deferred taxes arising from temporary differences were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Nondeductible accruals	$27.8	$14.4
Stock-based compensation	46.7	44.3
Lease liabilities	136.6	143.9
Net operating loss carryforward	476.8	462.1
Allowance for credit losses	10.1	10.7
Accrued compensation	16.9	27.6
Capitalized research & development costs	91.7	84.5
Intangible assets	18.5	12.1
Other	4.7	5.9
Total deferred tax assets	$829.8	$805.5
Deferred tax liabilities:
Operating lease right-of-use assets	$(104.9)	$(110.8)
Property and equipment	(17.4)	(26.6)
Total deferred tax liabilities	(122.3)	(137.4)
Less: valuation allowance	(703.8)	(664.9)
Net deferred tax assets	$3.7	$3.2
The Company is subject to income taxes in the United States and India. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards.
As of December 31, 2024 and 2023, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses, operating lease obligations, capitalized research and development costs, stock-based compensation and other compensation and expense related accruals. A full valuation allowance was maintained against its U.S. gross deferred tax asset balances as of December 31, 2024 and 2023. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred

Compass, Inc.
Notes to Consolidated Financial Statements
tax assets. As of December 31, 2024 and 2023, the Company continued to maintain that the realization of its deferred tax assets has not achieved a more-likely-than-not threshold primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses. As of December 31, 2024, the valuation allowance was approximately $703.8 million, an increase of $38.9 million from December 31, 2023, which includes the impact of acquisition activity.
As of December 31, 2024 and 2023, the Company had approximately $1.7 billion and $1.6 billion of gross federal net operating losses, respectively. Of those amounts, $152.0 million will begin to expire in 2032 and $1.5 billion have an unlimited carryforward with utilization limited to 80% of taxable income. Such amounts may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of various ownership change rules.
As of December 31, 2024 and 2023, the Company had approximately $2.0 billion and $1.9 billion of gross state net operating losses, respectively, that will begin to expire in 2026.
The Company had no material uncertain tax positions as of December 31, 2024, 2023 and 2022. The Company does not anticipate a material increase or decrease in uncertain tax positions in the next twelve months after the reporting period. It is the Company’s policy to record interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amounts of interest or penalties were recognized in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.
The Company has obtained an income tax holiday for one of the three locations it operates in India, but the Company exited the location in 2024. As a result of the exit, the Company recognized certain deferred tax assets that were not previously applicable for when the Company had the income tax holiday.
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated ACL in the accompanying consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.

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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of December 31, 2024 and 2023, the amount of outstanding Concierge Receivables related to unsold properties was approximately 97% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Opening balance	$13.2	$14.7
Allowances	0.4	0.8
Net write-offs and other	(3.2)	(2.3)
Closing balance	$10.4	$13.2
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the consolidated statements of operations and individual accounts are charged against the allowance

Compass, Inc.
Notes to Consolidated Financial Statements
when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Current	$30.2	$28.4
31-90 days	1.1	0.9
Over 90 days	3.5	7.9
Total	$34.8	$37.2
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Compass, Inc.	$(154.4)	$(321.3)	$(601.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	501,514,681	466,522,935	428,169,180
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.31)	$(0.69)	$(1.40)
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	33,683,424	40,527,848	46,694,237
Outstanding RSUs	27,889,410	29,943,818	47,189,837
Shares subject to the Employee Stock Purchase Plan	327,107	589,729	583,749
Unvested early exercised options	—	11,230	91,770
Unvested common stock	94,165	—	138,892
Contingent common stock to be issued in connection with the Strategic Transaction	—	1,664,551	—
Total	61,994,106	72,737,176	94,698,485
17. Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc. ("Modus"), terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term

Compass, Inc.
Notes to Consolidated Financial Statements
business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow.
As a result of restructuring actions taken during the years ended December 31, 2024, 2023 and 2022, the Company incurred restructuring costs of $9.7 million, $30.4 million and $49.1 million, respectively, resulting from severance and other termination benefits for employees whose roles were eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs, including those costs related to the wind-down of Modus. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. The Company incurred additional non-cash charges of approximately $2.0 million, $5.3 million and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited. The Company incurred additional non-cash charges of approximately $4.6 million during the year ended December 31, 2022 associated with the discontinued use of certain intangible assets associated with Modus. These costs have been included within the Depreciation and amortization line in the consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities taken during the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Severance related personnel costs	$—	$8.9	$40.6
Lease termination costs	9.7	21.5	7.7
Accelerated amortization of intangible assets	—	—	4.6
Accelerated depreciation	2.0	5.3	2.5
Other restructuring activities	—	—	0.8
Total expense	$11.7	$35.7	$56.2
The total costs incurred in connection with the Company's restructuring activities during the years ended December 31, 2024, 2023 and 2022 were included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Restructuring costs	$9.7	$30.4	$49.1
Depreciation and amortization	2.0	5.3	7.1
Total expense	$11.7	$35.7	$56.2
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of December 31, 2024 (in millions):

Payment Due by Period
2025	$12.9
2026	6.9
2027	6.1
Thereafter	9.9
Total	$35.8
18. Subsequent Event
On January 13, 2025, the Company closed its previously announced merger transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated November 25, 2024, by and among the Company, Compass Brokerage, LLC, Company Merger Sub, LLC, At World Properties Holdings, LLC, known as

Compass, Inc.
Notes to Consolidated Financial Statements
@properties Christie’s International Real Estate (“Christie’s International Real Estate”), At World Properties Principals Blocker, Inc. (“Principals Blocker”), At World Properties IX Blocker, Inc. (“IX Blocker”), Apple IX Blocker Merger Sub, Inc., Apple Principals Blocker Merger Sub, Inc., and Quad-C LLC, as seller representative. Pursuant to the Merger Agreement, on the Closing Date, the Company acquired all of the issued and outstanding equity securities of each of Principals Blocker, IX Blocker and Christie’s International Real Estate and each of Principals Blocker, IX Blocker and Christie’s International Real Estate became a wholly-owned subsidiary of the Company.
The aggregate consideration (“Total Consideration”) payable pursuant to the Merger Agreement consisted of (i) $150 million (the “Cash Consideration”), subject to certain customary purchase price adjustments and (ii) 44.1 million shares of the Company’s Class A common stock (the “Share Consideration”). The Share Consideration is subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), is (i) greater than $344 million, in which case the Share Consideration will be reduced by a number of shares in an aggregate amount of up to $50 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares, or (ii) less than $344 million, in which case the Share Consideration will be increased by a number of shares in an aggregate amount of up to $50 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares.
Given the recent date of this acquisition, the Company has not yet completed its preliminary purchase price allocation. The Company expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the transaction.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control—Integrated Framework" (2013). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which appears in Item 8.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
We have adopted an Employee and Director Code of Ethics that applies to our officers, directors and employees which is available on our website at investors.compass.com. The Employee and Director Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website at www.compass.com (1) the nature of any amendment to our Employee and Director Code of Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.
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
2.Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts.

	Years Ended December 31, 2024, 2023 and 2022
	Balance at Beginning of Year	Charged to Costs and Expenses	Write- offs	Other		Balance at End of Year
	(in millions)
December 31, 2024
Accounts receivable allowance for credit loss	$8.6	$(2.5)	$(1.7)	$—		$4.4
Compass Concierge receivable allowance for credit loss	13.2	0.4	(3.2)	—		10.4
Valuation allowance for deferred tax assets	664.9	—	—	38.9	(a)	703.8
December 31, 2023
Accounts receivable allowance for credit loss	9.0	3.6	(4.0)	—		8.6
Compass Concierge receivable allowance for credit loss	14.7	0.8	(2.3)	—		13.2
Valuation allowance for deferred tax assets	594.2	—	—	70.7	(a)	664.9
December 31, 2022
Accounts receivable allowance for credit loss	7.1	5.5	(3.6)	—		9.0
Compass Concierge receivable allowance for credit loss	17.3	1.8	(4.4)	—		14.7
Valuation allowance for deferred tax assets	448.4	—	—	145.8	(a)	594.2
(a) For the years ended December 31, 2024, 2023 and 2022, the increase in valuation allowance relates to U.S. deferred tax assets for which the Company continues to maintain that the realization of these assets has not achieved a more-likely-than-not threshold. This is primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses.

3.Exhibits
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated November 25, 2024, by and among the Company, Compass Brokerage, LLC, Company Merger Sub, LLC, At World Properties Holdings, LLC, At World Properties Principals Blocker, Inc., At World Properties IX Blocker, Inc., Apple IX Blocker Merger Sub, Inc., Apple Principals Blocker Merger Sub, Inc. and Quad-C, LLC.	8-K	001-40291	2.1	12/02/24

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-40291	3.1	5/13/21

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-40291	3.2	5/13/21

4.1	Description of Common Stock	10-K	001-40291	4.1	2/28/22

4.2	Form of Registrant's Class A common stock certificate	S-1/A	333-253744	4.1	3/23/21

10.1+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	10-K	001-40291	10.1	2/28/24

10.2+	2012 Stock Incentive Plan and forms of award agreements thereunder	S-1	333-253744	10.2	3/1/21

10.3+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-253744	10.3	3/23/21

10.4+	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1/A	333-253744	10.4	3/23/21

10.5+	Non-Employee Director Compensation Policy	10-K	001-40291	10.5	2/28/24

10.6+	Letter Agreement between the Registrant and Robert Reffkin, dated as of March 12, 2020, as amended	S-1/A	333-253744	10.6	3/23/21

10.7+	Offer Letter between the Registrant and Brad Serwin, dated as of March 12, 2021	S-1/A	333-253744	10.10	3/23/21

10.8+	Form of Change in Control and Severance Agreement between the Registrant and its named executive officers	10-K	001-40291	10.8	2/28/24

10.10	Revolving Credit and Guaranty Agreement among the Registrant, Barclays Bank PLC, the Lenders, and Issuing Banks party thereto, dated as of March 4, 2021	S-1/A	333-253744	10.14	3/23/21

10.11	First Amendment to Revolving Credit and Guaranty Agreement among Compass, Inc., Barclays Bank PLC and the lenders party thereto, dated as of May 1, 2023	10-Q	001-40291	10.1	5/10/23

10.12+	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement	10-Q	001-40291	10.2	8/10/21

10.13+	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement	10-Q	001-40291	10.3	8/10/21

10.14+	Forms of Global Notice of Performance Stock Unit Award and Global Performance Stock Unit Award Agreement	10-K	001-40291	10.14	2/28/24

10.15+	Executive Bonus Plan, amended and restated as of November 2, 2023	10-K	001-40291	10.15	2/28/24

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16+	Chief Executive Officer Agreement between the Company and Robert Reffkin, dated as of October 29, 2024	10-Q	001-40291	10.1	11/1/2024

10.17+	Amended and Restated Cash Bonus Agreement between the Registrant and Brad Serwin, dated as of August 17, 2023	10-K	001-40291	10.17	2/28/24

10.18+	Offer Letter between the Company and Kalani Reelitz, dated as of October 24, 2022	8-K	001-40291	10.1	10/28/22

10.19	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022	10-Q	001-40291	10.1	8/15/22

10.20	Amendment No. 1 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 4, 2023	10-Q	001-40291	10.1	8/08/23

10.21	Form of Shareholder Rights Agreement, by and among, the Company and the stockholders party thereto	8-K	001-40291	10.1	12/02/24

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in “Signatures”)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X

32.1#	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X

32.2#	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X

97	Compass, Inc. Compensation Recovery Policy, adopted November 2, 2023	10-K	001-40291	97	2/28/24

101	The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the related Notes to Consolidated Financial Statements					X

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101					X
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

Compass, Inc
(Registrant)

February 25, 2025	By	/s/ Robert Reffkin
(Date)		Robert Reffkin
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

Name	Title	Date
/s/ Robert Reffkin	Chairman of the Board of Directors and Chief Executive Officer	February 25, 2025
Robert Reffkin	(Principal Executive Officer)

/s/ Kalani Reelitz	Chief Financial Officer	February 25, 2025
Kalani Reelitz	(Principal Financial Officer)

/s/ Scott Wahlers	Chief Accounting Officer	February 25, 2025
Scott Wahlers	(Principal Accounting Officer)

/s/ Allan Leinwand	Director	February 25, 2025
Allan Leinwand

/s/ Frank Martell	Director	February 25, 2025
Frank Martell

/s/ Josh McCarter	Director	February 25, 2025
Josh McCarter

/s/ Charles Phillips	Director	February 25, 2025
Charles Phillips

/s/ Steven Sordello	Director	February 25, 2025
Steven Sordello

/s/ Pamela Thomas-Graham	Director	February 25, 2025
Pamela Thomas-Graham

/s/ Dawanna Williams	Director	February 25, 2025
Dawanna Williams