Form 10-Q
period 2025-03-31
Compass, Inc.
filed 2025-05-09
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(646) 982-0353
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 521,246,363 shares of the registrant’s common stock outstanding.

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
From time to time, we also intend to announce material information to the public through the investor relations page on our website, press releases, public conference calls, public webcasts, and our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s X feed (@RobReffkin) and Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website and social media channels. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “expects,” “could,” “would,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based upon various estimates and assumptions, as well as information known to us as of the date hereof, and are subject to risks and uncertainties, including but not limited to:
•General economic conditions, economic and industry downturns, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate;
•The effect of monetary policies of the federal government and its agencies;
•High mortgage interest rates;
•Tariffs and trade tensions;
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
•Our plan to continue to retain earnings rather than pay dividends for the foreseeable future; and

•Other factors set forth under Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025, which we refer to as our 2024 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2024 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$127.0	$223.8
Accounts receivable, net of allowance of $5.3 and $4.4, respectively	67.3	48.6
Compass Concierge receivables, net of allowance of $10.3 and $10.4, respectively	34.9	24.4
Other current assets	40.5	33.2
Total current assets	269.7	330.0
Property and equipment, net	130.8	125.5
Operating lease right-of-use assets	398.5	389.7
Intangible assets, net	236.5	73.8
Goodwill	472.3	233.6
Other non-current assets	34.8	25.4
Total assets	$1,542.6	$1,178.0
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15.9	$13.0
Commissions payable	101.2	82.8
Accrued expenses and other current liabilities	195.3	140.3
Current lease liabilities	98.8	93.5
Concierge credit facility	25.4	23.6
Revolving credit facility	50.0	—
Total current liabilities	486.6	353.2
Non-current lease liabilities	381.9	380.5
Other non-current liabilities	36.2	31.9
Total liabilities	904.7	765.6
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at March 31, 2025 and December 31, 2024; 518,694,601 shares issued and outstanding at March 31, 2025; 513,143,108 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	3,357.9	3,081.6
Accumulated deficit	(2,722.9)	(2,672.2)
Total Compass, Inc. stockholders’ equity	635.0	409.4
Non-controlling interest	2.9	3.0
Total stockholders' equity	637.9	412.4
Total liabilities and stockholders’ equity	$1,542.6	$1,178.0
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,356.2	$1,054.1
Operating expenses:
Commissions and other related expense	1,106.1	862.3
Sales and marketing	91.7	93.4
Operations and support	96.7	79.0
Research and development	49.9	47.0
General and administrative	27.5	82.2
Restructuring costs	9.2	1.5
Depreciation and amortization	28.8	20.8
Total operating expenses	1,409.9	1,186.2
Loss from operations	(53.7)	(132.1)
Investment income, net	1.0	1.1
Interest expense	(2.3)	(1.5)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(55.0)	(132.5)
Income tax benefit	3.4	0.3
Equity in income (loss) of unconsolidated entities	0.8	(0.8)
Net loss	(50.8)	(133.0)
Net loss attributable to non-controlling interests	0.1	0.1
Net loss attributable to Compass, Inc.	$(50.7)	$(132.9)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.09)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	550,146,367	490,000,265
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended March 31, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,081.6	$(2,672.2)	$409.4	$3.0	$412.4
Net loss	—	—	—	(50.7)	(50.7)	(0.1)	(50.8)
Share Consideration to be issued in connection with the acquisition of Christie's International Real Estate (Note 3)	—	—	250.1	—	250.1	—	250.1
Issuance of common stock upon exercise of stock options	1,767,086	—	5.7	—	5.7	—	5.7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,466,404	—	(14.4)	—	(14.4)	—	(14.4)
Issuance of common stock under the Employee Stock Purchase Plan	318,003	—	1.3	—	1.3	—	1.3
Stock-based compensation	—	—	33.6	—	33.6	—	33.6
Balances at March 31, 2025	518,694,601	$—	$3,357.9	$(2,722.9)	$635.0	$2.9	$637.9
For the three months ended March 31, 2024:
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(132.9)	(132.9)	(0.1)	(133.0)
Issuance of common stock in connection with acquisitions	1,426,608	—	4.5	—	4.5	—	4.5
Issuance of common stock upon exercise of stock options	1,858,683	—	3.4	—	3.4	—	3.4
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,745,648	—	(7.4)	—	(7.4)	—	(7.4)
Issuance of common stock under the Employee Stock Purchase Plan	383,918	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	32.9	—	32.9	—	32.9
Balances at March 31, 2024	492,308,123	$—	$2,981.0	$(2,650.7)	$330.3	$3.2	$333.5
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(50.8)	$(133.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.8	20.8
Stock-based compensation	30.4	32.9
Equity in (income) loss of unconsolidated entities	(0.8)	0.8
Change in acquisition related contingent consideration	0.6	0.5
Bad debt expense	0.4	0.7
Amortization of debt issuance costs	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(4.4)	(12.6)
Compass Concierge receivables	(10.6)	(6.0)
Other current assets	(1.8)	6.0
Other non-current assets	(2.5)	3.0
Operating lease right-of-use assets and operating lease liabilities	(2.1)	(3.7)
Accounts payable	0.6	(1.6)
Commissions payable	11.8	14.4
Accrued expenses and other liabilities	23.3	86.2
Net cash provided by operating activities	23.1	8.6
Investing Activities
Investment in unconsolidated entities	—	(1.2)
Capital expenditures	(3.6)	(2.7)
Payments for acquisitions, net of cash acquired	(160.9)	0.4
Net cash used in investing activities	(164.5)	(3.5)
Financing Activities
Proceeds from exercise of stock options	6.1	3.4
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1.3	1.1
Taxes paid related to net share settlement of equity awards	(14.4)	(7.4)
Proceeds from drawdowns on Concierge credit facility	10.5	8.7
Repayments of drawdowns on Concierge credit facility	(8.7)	(10.0)
Proceeds from drawdown on Revolving credit facility	50.0	—
Payments related to acquisitions, including contingent consideration	(0.2)	(1.9)
Net cash provided by (used in) financing activities	44.6	(6.1)
Net decrease in cash and cash equivalents	(96.8)	(1.0)
Cash and cash equivalents at beginning of period	223.8	166.9
Cash and cash equivalents at end of period	$127.0	$165.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$1.2	$0.9
Supplemental non-cash information:
Issuance of common stock for acquisitions	$250.1	$4.5
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
The Company’s agents are independent contractors who affiliate their real estate licenses with the Company, operating their businesses on the Company’s platform and under the Compass brand. The Company generates revenue from clients through its agents by assisting home sellers and buyers in listing, marketing, selling and finding homes as well as through the provision of services adjacent to the transaction, like title and escrow services, as well as franchise services, all of which comprise a smaller portion of the Company’s revenue to date. The Company currently generates substantially all of its revenue from commissions paid by clients at the time that a home is transacted.
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
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2024 included in the 2024 Form 10-K.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) fair value of acquired intangible assets and goodwill, (ii) fair value of contingent consideration arrangements in connection with business combinations, (iii) incremental borrowing rate used for the Company’s operating leases, (iv) useful lives of long-lived assets, (v) impairment of intangible assets and goodwill, (vi) allowance for Compass Concierge receivables and (vii) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements
New Accounting Pronouncements
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
3.    Acquisitions
Christie’s International Real Estate
On January 13, 2025, the Company closed the merger transaction (the “Acquisition”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated November 25, 2024, by and among the Company, Compass Brokerage, LLC, Company Merger Sub, LLC, At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“Christie’s International Real Estate”), At World Properties Principals Blocker, Inc. (“Principals Blocker”), At World Properties IX Blocker, Inc. (“IX Blocker”), Apple IX Blocker Merger Sub, Inc., Apple Principals Blocker Merger Sub, Inc., and Quad-C LLC, as seller representative. Pursuant to the Merger Agreement, on January 13, 2025 (the “Closing Date”), the Company acquired all of the issued and outstanding equity securities of each of Principals Blocker, IX Blocker and Christie’s International Real Estate and each of Principals Blocker, IX Blocker and Christie’s International Real Estate became a wholly owned subsidiary of the Company. The Company entered into this transaction to expand its existing brokerage and integrated services businesses in key domestic markets and to establish a presence in the high-margin franchise sector through the Christie's International Real Estate brand.
The aggregate consideration (“Purchase Consideration”) payable pursuant to the Merger Agreement consisted of (i) $155.1 million (the “Cash Consideration”), subject to certain customary purchase price adjustments; and (ii) 44.1 million shares of the Company’s Class A common stock (the “Share Consideration”). The Share Consideration is subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), is (i) greater than $344.0 million, in which case the Share Consideration will be reduced by a number of shares in an aggregate amount of up to $50.0 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares, or (ii) less than $344.0 million, in which case the Share Consideration will be increased by a number of shares in an aggregate amount of up to $50.0 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares. In May 2025, the Company and certain sellers of the Christie's International Real Estate entities amended the terms of the Share Consideration. Under the amendment, if the Company’s stock price reaches the value that would trigger the minimum number of shares to be issued under the original collar structure, the sellers will be paid at that time rather than at the end of the original one-year collar period. This accelerated payment can occur only (1) after the six-month anniversary and before the one-year anniversary of the Closing Date, and (2) if the spot price of the Company’s stock equals or exceeds the volume-weighted average price used to measure achievement of the target value. If these conditions are not met, payment will occur as originally provided in the Merger Agreement.
The total consideration transferred included $155.1 million in cash paid at closing, which included an escrow payment of $3.0 million for indemnity holdback and is subject to potential adjustments resulting from final cash and net working capital adjustments. The total consideration transferred also included the fair value of the Share Consideration, estimated at $250.1 million as of the acquisition date. The final number of shares to be issued in connection with the Share Consideration is dependent on the Company’s share price on the 366th day following the Closing Date. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Share Consideration as of the acquisition date. Significant inputs to the model included the term of the Share Consideration adjustment period, the Company’s historical equity volatility, and the target share price. Because the settlement amount is based on the future trading price of the Company’s common stock, which represents an unobservable input, the fair value measurement is classified within Level 3 of the fair value hierarchy. The Company determined that the Share Consideration should be classified as equity as the monetary value of the obligation is not predominantly fixed and the variability in the settlement amount is based solely on changes in the Company’s own stock price.

The following table summarizes the individual elements within the calculation of total consideration transferred (in millions):

Amount
Cash Consideration	$155.1
Share Consideration	250.1
Total consideration transferred	$405.2

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Amount
Cash and cash equivalents	$4.4
Accounts receivable	14.6
Other current assets	5.6
Property and equipment	11.9
Operating lease right-of-use assets	20.2
Other non-current assets	6.6
Goodwill	232.0
Intangible assets	164.1
Total assets	459.4
Accounts payable	(2.0)
Commissions payable	(6.3)
Accrued expenses and other current liabilities	(21.1)
Current lease liabilities	(4.9)
Non-current lease liabilities	(15.4)
Other non-current liabilities	(4.5)
Total liabilities	(54.2)
Net assets	$405.2
The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows (in millions):

	Amount	Useful Life (in years)
Trademarks	$20.3	2 - 6 years
Acquired technology	29.2	2 years
Agent networks	72.3	7 years
Affiliate network	42.3	6 years
Total intangible assets	$164.1
Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the monetization opportunities from the Acquisition's current and future offerings and the value of the assembled workforce.
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

Until the Share Consideration is issued, none of the goodwill recorded for this acquisition is deductible for tax purposes. Once issued, the amount of tax-deductible goodwill may increase to approximately $210.3 million. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
In connection with the Acquisition, the Company incurred approximately $5.0 million in transaction-related costs, of which $3.4 million are legal fees and $1.6 million are professional and general consulting fees, which were expensed as incurred. $4.3 million of these transaction-related expenses were incurred during the year ended December 31, 2024 and $0.7 million were incurred during the three months ended March 31, 2025.
Pro Forma Information
The acquired entity’s results have been included in the Company’s consolidated financial statements from the Acquisition date onward. The first column in the table below reflects the acquired entity’s actual results post-acquisition, while the second and third columns present the Company’s pro forma results as if the Acquisition had occurred on January 1, 2024 (in millions):

	Actuals	Pro Forma
	January 13, 2025 through March 31, 2025	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenue	$96.8	$1,364.4	$1,143.8
Net income (loss)	1.0	(49.0)	(143.0)
The pro forma information depicted in the second and third columns above does not purport to represent what the actual results of operations of the Company would have been had the Acquisition actually occurred on January 1, 2024, nor does it purport to predict the results of operations for future periods. The unaudited pro forma results include adjustments for additional amortization of acquired finite-lived intangible assets and the related tax effects assuming the Acquisition occurred on January 1, 2024.
Other Acquisition
During the three months ended March 31, 2025, the Company completed the acquisition of 100% ownership in a residential real estate brokerage in order to expand the existing brokerage business in key domestic markets. The Company has accounted for this acquisition as a business combination. The consideration for the acquisition completed is comprised of $11.4 million in cash, net of cash acquired, paid during the three months ended March 31, 2025, with additional amounts to be paid that are partially contingent on certain earnings-based targets being met at various payment dates through 2027. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet. The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of $12.4 million of customer relationships, which is being amortized over the estimated useful life of approximately 4 years.
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
Pro forma revenue and earnings for this acquisition has not been presented because it is not material to the Company’s consolidated revenue and results of operations.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of March 31, 2025, the undiscounted estimated payment under these arrangements was $40.0 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Opening balance	$31.0	$20.9
Acquisitions	4.8	—
Payments	(0.2)	(1.9)
Changes in fair value included in net loss	0.6	0.5
Closing balance	$36.2	$19.5
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $127.0 million and $223.8 million as of March 31, 2025 and December 31, 2024, respectively, are held in cash, money market funds, and U.S. treasury securities which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $36.2 million and $31.0 million as of March 31, 2025 and December 31, 2024, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three months ended March 31, 2025 and 2024. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities	$5.5	$3.3
Other non-current liabilities	30.7	27.7
Total contingent consideration	$36.2	$31.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company's common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte-Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2025 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support in the condensed consolidated statements of operations (see Note 3 – “Acquisitions”).
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.75%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 4, 2023, the revolving period under the Concierge Facility was extended to August 3, 2025. The interest rate on the drawn down balance of the Concierge Facility was 7.24% as of March 31, 2025. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2026, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of March 31, 2025, the Company was in compliance with the covenants under the Concierge Facility.
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
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate ("SOFR") plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00% and (d) 1.00%. The SOFR term rate is determined by the Administrative Agent as the forward-looking term rate plus a 0.10% adjustment. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. The interest rate on the drawn down balance of the Revolving Credit Facility was 5.89% as of March 31, 2025.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of March 31, 2025, there was $50.0 million outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $42.3 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus the unrestricted cash of Compass and its restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of March 31, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Real Estate Commission Antitrust Litigation
On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The Company’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced below, which are now pending before the United States Circuit Court of Appeals for the Eighth Circuit. The objecting parties filed their briefs on April 21, 2025. The due date for responses, including those by the Company, are due by May 21, 2025. The objecting parties may file any replies by June 11, 2025.
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
The Company does not expect the terms of the proposed settlement of the Gibson and Umpa cases or the process of moving to enforce the settlement nationwide to have a material impact on its future operations.
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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2025 and December 31, 2024, the Company was contingently liable for $42.3 million and $53.8 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $358.0 million and $147.1 million as of March 31, 2025 and December 31, 2024, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of March 31, 2025 and December 31, 2024, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	508,572,168	508,572,168
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	518,694,601	518,694,601

	December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	501,384,321	501,384,321
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	11,758,787	11,758,787
Total	13,850,000,000	513,143,108	513,143,108
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2025, the number of shares available for future grants increased by an additional 25.7 million shares as a result of the annual increase provision described above. As of March 31, 2025, there were 67.3 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The Company elected to forgo the annual increase to the number of authorized shares available for grant under the ESPP that would have occurred on January 1, 2025. As of March 31, 2025, 17.8 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the three months ended March 31, 2025, the Company issued 0.3 million shares of Class A common stock under the ESPP.
The Company recognized $0.3 million and $0.3 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $0.5 million had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	33,683,424	$6.02	4.4	$30.2
Granted	—	—
Exercised	(1,767,086)	3.24
Forfeited	(274,432)	6.84
Balance as of March 31, 2025	31,641,906	$6.17	4.3	$93.8
Exercisable and vested at March 31, 2025	30,179,141	$6.05	4.2	$91.5
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $8.73 and $5.85 as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, the intrinsic value of options exercised was $9.5 million and $3.2 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	27,889,410	$4.73
Granted	22,751,791	9.14
Vested and converted to common stock (1)	(5,653,118)	4.27
Forfeited	(1,158,028)	5.36
Balance as of March 31, 2025	43,830,055	$7.06
(1)During the three months ended March 31, 2025, the Company net settled all RSUs through which it issued an aggregate of 5.7 million shares of Class A common stock and withheld an aggregate of 2.2 million shares of Class A common stock to satisfy $14.4 million of tax withholding obligations on behalf of the Company’s employees.

As previously disclosed, prior to 2022 the Company generally provided share-based compensation to its employees through grants that vested ratably over four-year periods. Beginning in 2022, the Company changed the method of its employee grants to a series of four consecutive annual grants (each at 25% of the previous four-year value) that each vest over the one-year period following grant. As of March 31, 2025 and December 31, 2024, the Company had outstanding commitments to grant 16.4 million and 26.4 million RSUs, respectively, to employees under this methodology. These RSUs were expected to be granted in 2025, 2026 and 2027 and with vest dates over the subsequent one-year period following their respective grant dates. Beginning in 2025, the Company reverted to its previous method of one grant vesting ratably over a four-year period following the grant date for substantially all new equity commitments. In connection with this change, the remaining outstanding commitments under the prior methodology will be granted during the three months ending June 30, 2024, and such awards will vest on the same vesting dates as contemplated under the original commitments.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$6.8	$7.9
Operations and support	4.7	3.7
Research and development	12.9	14.9
General and administrative	6.0	6.4
Total stock-based compensation expense	$30.4	$32.9
As of March 31, 2025, unrecognized stock-based compensation expense totaled $277.5 million and is expected to be recognized over a weighted-average period of 2.3 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes
The Company recognized $3.4 million of income tax benefit for the three months ended March 31, 2025. This benefit resulted from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities in connection with the acquisition of Christie's International Real Estate netted with international and state income tax expenses. As a result of the acquisition of Christie’s International Real Estate, the Company incurred current tax expense from its operations in the UK. Additionally, the Company incurred current tax expense from its operations in India. The Company recognized a $0.3 million benefit from income taxes for the three months ended March 31, 2024.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended March 31, 2025 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to Compass, Inc.	$(50.7)	$(132.9)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted (1)	550,146,367	490,000,265
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.09)	$(0.27)
(1)For the three months ended March 31, 2025, the weighted-average shares used in computing net loss per share attributable to Compass, Inc. includes 38.5 million shares related to the Share Consideration (see Note 3 – “Acquisitions”). This amount represents the minimum number of shares to be issued in connection with the acquisition of Christie's International Real Estate.
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	31,641,906	37,842,888
Outstanding RSUs	43,830,055	40,025,159
Shares subject to the Employee Stock Purchase Plan	260,047	373,337
Unvested early exercised stock options	—	3,580
Unvested common stock	72,434	173,842
Incremental common stock to be issued in connection with the Share Consideration	158,890	—
Contingent common stock to be issued in connection with the Strategic Transaction (1)	—	1,690,089
Total	75,963,332	80,108,895
(1) In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the "Strategic Transaction") under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment was dependent on a volume-weighted stock price target for the Company's Class A common stock and was payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered). During the three months ended June 30, 2024, the volume-weighted price target was met and the Company was released of its liability to make any additional payment in connection with this arrangement.
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of March 31, 2025 and December 31, 2024, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three months ended March 31, 2025 (in millions):

Three Months Ended March 31, 2025
Beginning of period	$10.4
Allowances	0.1
Net write-offs	(0.2)
End of period	$10.3
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of March 31, 2025 (in millions):

March 31, 2025
Current	$40.1
31-90 days past due	1.3
Over 90 days past due	3.8
Total	$45.2
12.    Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc., terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The lease termination costs were recognized as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The Company continued its cost reduction initiatives during the three months ended March 31, 2025 and 2024 and the related expenses have been presented within the Restructuring costs line in the condensed consolidated statements of operations.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities during the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Severance related personnel costs	$5.4	$—
Lease termination costs	3.8	1.5
Accelerated depreciation	—	0.9
Total expense	$9.2	$2.4
The total costs incurred in connection with the Company's restructuring activities during the three months ended March 31, 2025 and 2024 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Restructuring costs	$9.2	$1.5
Depreciation and amortization	—	0.9
Total expense	$9.2	$2.4
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of March 31, 2025 (in millions):

Payment Due by Period
Remaining 2025	$8.4
2026	6.5
2027	6.1
2028	4.7
Thereafter	5.4
Total	$31.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the 2024 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, "Risk Factors" in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2025.
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
Our Business and Business Model
We are a leading tech-enabled real estate services company that includes the largest real estate brokerage in the United States by sales volume, which primarily operates under the Compass brand operating in 38 states and Washington DC, with over 37,000 agents. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage. In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. We refer to the independently operated brokerages that license the Christie's International Real Estate brand name as "affiliates." Christie’s International Real Estate is among the world’s premier global luxury real estate brands with over 100 independently operated brokerages in over 50 countries and territories.

Our business model is directly aligned with the success of our agents. Our agents are independent contractors that associate their real estate license with us and choose to operate their businesses on our platform and under our brands. We currently generate substantially all of our revenue from the gross sales commissions that the agents earn from home sales and certain other fees, such as flat transaction commission fees. Gross sales commissions are typically based on a percentage of the home sale price. Integrated services and our affiliate business comprise a small portion of our revenue and earnings. We believe we are well-positioned to grow our integrated services and affiliate business and expect revenue and earnings for these businesses to grow as a portion of our overall revenue and earnings over the long-term.
Our technology offerings provide a strong foundation for agents and empower them to deliver exceptional service to their clients. Agents utilize our technology offerings to grow their businesses, save time and manage their businesses more effectively.
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
Operational Highlights for the Three Months Ended March 31, 2025
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had over 37,000 agents on our platform as of March 31, 2025. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
As of March 31, 2025, the Number of Principal Agents was 20,6561, an increase of 6,065, or 41.6%, from March 31, 2024. The principal agent additions primarily relate to the Company's recent acquisitions of various residential real estate brokerages.
During the three months ended March 31, 2025, our agents closed 49,121 Total Transactions, an increase of 27.8% when compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, the increase in total transactions was primarily attributable to the residential real estate brokerages acquired since the same period a year ago.
Our Gross Transaction Value for the three months ended March 31, 2025 was $52.4 billion, an increase of 30.7% when compared to the three months ended March 31, 2024. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as the residential real estate brokerages acquired since the same period a year ago.
For the three months ended March 31, 2025, our Gross Transaction Value represented 6.0% of residential real estate transacted in the U.S., compared to 4.8% for the three months ended March 31, 2024. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors ("NAR"). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
1 The Number of Principal Agents metric excludes approximately 1,000 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.

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
Impact of the Macroeconomic Conditions and Recent Industry Practice Changes on the U.S. Residential Real Estate Market and Our Business
A number of macroeconomic conditions, including high interest rates and the Federal Reserve Board's policies, have contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results. Specifically, these conditions resulted in slowed consumer demand, declining home affordability and low inventory. While the Federal Reserve Board began to ease interest rates during 2024 and the beginning signs of a housing market recovery emerged, any further slowdown, additional challenging conditions or lack of further improvement in the U.S. residential real estate market could have a significant impact on our business and financial results during the remainder of 2025 and beyond.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	(in millions, except percentages)
Revenue	$1,356.2	100.0%	$1,054.1	100.0%
Operating expenses:
Commissions and other related expense	1,106.1	81.6	862.3	81.8
Sales and marketing (1)	91.7	6.8	93.4	8.9
Operations and support (1)	96.7	7.1	79.0	7.5
Research and development (1)	49.9	3.7	47.0	4.5
General and administrative (1)	27.5	2.0	82.2	7.8
Restructuring costs	9.2	0.7	1.5	0.1
Depreciation and amortization	28.8	2.1	20.8	2.0
Total operating expenses	1,409.9	104.0	1,186.2	112.5
Loss from operations	(53.7)	(4.0)	(132.1)	(12.5)
Investment income, net	1.0	0.1	1.1	0.1
Interest expense	(2.3)	(0.2)	(1.5)	(0.1)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(55.0)	(4.1)	(132.5)	(12.6)
Income tax benefit	3.4	0.3	0.3	—
Equity in income (loss) of unconsolidated entities	0.8	0.1	(0.8)	(0.1)
Net loss	(50.8)	(3.7)	(133.0)	(12.6)
Net loss attributable to non-controlling interests	0.1	—	0.1	—
Net loss attributable to Compass, Inc.	$(50.7)	(3.7%)	$(132.9)	(12.6%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$6.8	$7.9
Operations and support	4.7	3.7
Research and development	12.9	14.9
General and administrative	6.0	6.4
Total stock-based compensation expense	$30.4	$32.9
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,356.2	$1,054.1	$302.1	28.7%
Revenue was $1,356.2 million during the three months ended March 31, 2025, an increase of $302.1 million, or 28.7%, compared to the prior year period. The increase for the three months ended March 31, 2025 was primarily driven by an increase in the number of agents that joined our platform during 2024 and 2025, including those agents attributable to businesses acquired since April 2024. The Number of Principal Agents as of March 31, 2025 grew to 20,656, an increase of 41.6% from the year ago period.

Operating Expenses
Commissions and other related expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,106.1	$862.3	$243.8	28.3%
Percentage of revenue	81.6%	81.8%
Commissions and other related expense was $1,106.1 million during the three months ended March 31, 2025, an increase of $243.8 million, or 28.3%, compared to the prior year period. The increase in absolute dollars of Commission and other related expense for the three months ended March 31, 2025 when compared to the prior year period was primarily driven by increased revenue. The decrease as a percentage of revenue was primarily driven by the impact of recent acquisitions which operate with more favorable average agent commissions splits compared to our core brokerage.
Sales and marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$91.7	$93.4	$(1.7)	(1.8%)
Percentage of revenue	6.8%	8.9%
Sales and marketing expense was $91.7 million during the three months ended March 31, 2025, a decrease of $1.7 million, or 1.8%, compared to the prior year period. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $6.8 million for the three months ended March 31, 2025 and $7.9 million for the three months ended March 31, 2024. Sales and marketing expense excluding such non-cash stock-based compensation expense, was $84.9 million, or 6.3% of revenue, for the three months ended March 31, 2025 and $85.5 million, or 8.1% of revenue, for the three months ended March 31, 2024. The decrease in Sales and marketing expense in absolute dollars, excluding non-cash stock-based compensation expense, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a decrease in agent marketing costs and a reduction in cash-based agent incentives. The decrease in Sales and marketing expense as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by an increase in revenue with Sales and marketing expense remaining relatively flat for the three months ended March 31, 2025 as compared to the year ago period.
Operations and support

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Operations and support	$96.7	$79.0	$17.7	22.4%
Percentage of revenue	7.1%	7.5%
Operations and support expense was $96.7 million during the three months ended March 31, 2025, an increase of $17.7 million, or 22.4%, compared to the prior year period. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $4.7 million for the three months ended March 31, 2025 and $3.7 million for the three months ended March 31, 2024. Operations and support expense, excluding such non-cash stock-based compensation expense, was $92.0 million, or 6.8% of revenue, for the three months ended March 31, 2025 and $75.3 million, or 7.1% of revenue, for the three months ended March 31, 2024. The increase in absolute dollars, excluding such non-cash stock-based compensation expense, was primarily driven by an increase in personnel-related costs resulting from the Company's recent acquisitions. The decrease of Operations and support expense, excluding such non-cash stock-based compensation expense, as a percentage of revenue was primarily related to the year over year increase in revenue outpacing the increase in expense.

Research and development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Research and development	$49.9	$47.0	$2.9	6.2%
Percentage of revenue	3.7%	4.5%
Research and development expense was $49.9 million during the three months ended March 31, 2025, an increase of $2.9 million, or 6.2%, compared to the prior year period. Included in Research and development expense were non-cash expenses related to stock-based compensation of $12.9 million for the three months ended March 31, 2025 and $14.9 million for the three months ended March 31, 2024. Research and development expense, excluding such non-cash stock-based compensation expense, was $37.0 million, or 2.7% of revenue, for the three months ended March 31, 2025 and $32.1 million, or 3.0% of revenue, for the three months ended March 31, 2024. The increase in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars was primarily driven by an increase in personnel and outside contractor costs. The decrease in Research and development expense, excluding non-cash stock-based compensation expense, as a percentage of revenue was primarily related to the year over year increase in revenue outpacing the increase in expense.
General and administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
General and administrative	$27.5	$82.2	$(54.7)	(66.5%)
Percentage of revenue	2.0%	7.8%
General and administrative expense was $27.5 million during the three months ended March 31, 2025, a decrease of $54.7 million, or 66.5%, compared to the prior year period. General and administrative expense includes a charge of $57.5 million for the three months ended March 31, 2024 in connection with the Antitrust Lawsuits, which is discussed in Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $6.0 million for the three months ended March 31, 2025 and $6.4 million for the three months ended March 31, 2024. General and administrative expense excluding non-cash stock-based compensation expense and the aforementioned litigation charge, was $21.5 million, or 1.6% of revenue, for the three months ended March 31, 2025 and $18.3 million, or 1.7% of revenue, for the three months ended March 31, 2024. The increase in absolute dollars excluding such non-cash stock-based compensation expense and the litigation charge, was primarily due to the fact that during the three months ended March 31, 2025, General and administrative expense included transaction expenses incurred in connection with recent acquisitions and other general and administrative costs incurred by the acquired businesses. On a percentage of revenue basis, excluding non-cash stock-based compensation expense and the litigation charge, General and administrative expense remained relatively flat as compared to the prior year period.
Restructuring costs

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$9.2	$1.5	$7.7	513.3%
Percentage of revenue	0.7%	0.1%
Restructuring costs during the three months ended March 31, 2025 primarily consisted of severance and other termination benefits for employees whose roles were eliminated and costs associated with lease terminations. Restructuring costs during the three months ended March 31, 2024 consisted solely of lease terminations costs. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Depreciation and amortization

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$28.8	$20.8	$8.0	38.5%
Percentage of revenue	2.1%	2.0%
Depreciation and amortization expense increased $8.0 million, or 38.5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily driven by an increase in the amortization of intangible assets related to the impact of acquisitions completed since the year ago period.
Investment income, net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.0	$1.1	$(0.1)	(9.1%)
Investment income, net decreased during the three months ended March 31, 2025 primarily as a result of a decrease in our average short-term interest-bearing investments as compared to the three months ended March 31, 2024.
Interest expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Interest expense	$2.3	$1.5	$0.8	53.3%
Interest expense was $2.3 million for the three months ended March 31, 2025. The increase from the prior year period was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of balances outstanding during the three months ended March 31, 2025 with no comparable balance outstanding in the prior year.
Income tax benefit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$3.4	$0.3	$3.1	1,033.3%

For the three months ended March 31, 2025, Income tax benefit increased by $3.1 million when compared to the three months ended March 31, 2024. The change primarily resulted from income tax benefit recognized in connection with the acquisition of Christie’s International Real Estate partially offset by international and state income tax expense.
Equity in income (loss) of unconsolidated entities

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Equity in income (loss) of unconsolidated entities	$0.8	$(0.8)	$1.6	200.0%
During the three months ended March 31, 2025, Equity in income (loss) of unconsolidated entities was income of $0.8 million, primarily from our mortgage joint ventures with Guaranteed Rate, Inc.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended March 31,
	2025	2024
Total Transactions	49,121	38,449
Gross Transaction Value (in billions)	$52.4	$40.1
Number of Principal Agents (1)	20,656	14,591
Net loss attributable to Compass, Inc. (in millions)	$(50.7)	$(132.9)
Net loss attributable to Compass, Inc. margin	(3.7%)	(12.6%)
Adjusted EBITDA (2) (in millions)	$15.6	$(20.1)
Adjusted EBITDA margin (2)	1.2%	(1.9%)
(1)Excludes approximately 1,000 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.
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
Our Total Transactions increased for the three months ended March 31, 2025 to 49,121, or 27.8%, from the year ago period. For the three months ended March 31, 2025, the majority of the increase in total transactions was attributable to the brokerages acquired since April 2024.
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
Our Gross Transaction Value for the three months ended March 31, 2025 was $52.4 billion, representing an increase of 30.7% from the year ago period. The increase for the three months ended March 31, 2025 was primarily driven by an increase in the number of agents on our platform.
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

Our Number of Principal Agents as of March 31, 2025 was 20,656, representing an increase of 41.6% from the year ago period primarily driven by the agents from businesses acquired since April 2024. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income tax and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs and (ii) litigation charges in connection with the Antitrust Lawsuits. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Compass, Inc.	$(50.7)	$(132.9)
Adjusted to exclude the following:
Depreciation and amortization	28.8	20.8
Investment income, net	(1.0)	(1.1)
Interest expense	2.3	1.5
Stock-based compensation	30.4	32.9
Income tax benefit	(3.4)	(0.3)
Restructuring costs	9.2	1.5
Litigation charge (1)	—	57.5
Adjusted EBITDA	$15.6	$(20.1)
Net loss attributable to Compass, Inc. margin	(3.7%)	(12.6%)
Adjusted EBITDA margin	1.2%	(1.9%)
(1)Represents a charge of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was income of $15.6 million and a loss of $20.1 million during the three months ended March 31, 2025 and 2024, respectively. The improvement in Adjusted EBITDA during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by higher revenue resulting from an increased number of agents on our platform.

The following tables provide supplemental information to the Reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA presented above. These tables identify how each of the Operating expenses related financial statement line items contained within the condensed consolidated statements of operations elsewhere in this Quarterly Report are impacted by the items excluded from Adjusted EBITDA (in millions):

	Three Months Ended March 31, 2025
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$91.7	$96.7	$49.9	$27.5
Adjusted to exclude the following:
Stock-based compensation	(6.8)	(4.7)	(12.9)	(6.0)
Non-GAAP Basis	$84.9	$92.0	$37.0	$21.5

	Three Months Ended March 31, 2024
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$93.4	$79.0	$47.0	$82.2
Adjusted to exclude the following:
Stock-based compensation	(7.9)	(3.7)	(14.9)	(6.4)
Litigation charge	—	—	—	(57.5)
Non-GAAP Basis	$85.5	$75.3	$32.1	$18.3

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are cash flows from operations and our Revolving Credit Facility. Our cash requirements consist principally of working capital, general corporate needs, and mergers and acquisitions. We continue to invest in expanding our operations, including enhancements to our technology platform and growth of our market footprint, using available operating cash flows.
As of March 31, 2025, we had cash and cash equivalents of $127.0 million and an accumulated deficit of $2.7 billion. We generated $121.5 million and $23.1 million in cash flows from operations for the year ended December 31, 2024 and the three months ended March 31, 2025, respectively. Additionally, we have a Revolving Credit Facility that matures in March 2026, which we can draw upon provided we maintain continued compliance with certain financial and non-financial covenants. See Note 5 - "Debt" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details. As of March 31, 2025, we had $50.0 million outstanding and $257.7 million available to be drawn under the Revolving Credit Facility. Further, we were in compliance with each of the financial and non-financial covenants. While our operating cash flows vary depending on the seasonality of the real estate business, we believe that the Company will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of March 31, 2025.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$23.1	$8.6
Net cash used in investing activities	(164.5)	(3.5)
Net cash provided by (used in) financing activities	44.6	(6.1)
Net decrease in cash and cash equivalents	$(96.8)	$(1.0)
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $23.1 million. The inflow was primarily due to a $50.8 million Net loss adjusted for $59.6 million of non-cash charges and cash inflows due to changes in operating assets and liabilities of $14.3 million.
For the three months ended March 31, 2024, net cash provided by operating activities was $8.6 million. The inflow was primarily due to a $133.0 million Net loss adjusted for $55.9 million of non-cash charges and cash inflows due to changes in operating assets and liabilities of $85.7 million.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $164.5 million consisting of $160.9 million in payments for acquisitions, net of cash acquired and $3.6 million of capital expenditures.
During the three months ended March 31, 2024, net cash used in investing activities was $3.5 million consisting of $2.7 million in capital expenditures and $1.2 million for an investment in an unconsolidated entity partially offset by $0.4 million of cash acquired, net of payments for acquisitions.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $44.6 million primarily consisting of $50.0 million in proceeds from a drawdown on the Revolving Credit Facility, $6.1 million in proceeds from the exercise of stock options, $1.8 million in net proceeds from drawdowns and repayments on the Concierge Facility and $1.3 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $14.4 million in taxes paid related to the net share settlement of equity awards and $0.2 million in payments related to acquisitions, including contingent consideration payments.
During the three months ended March 31, 2024, net cash used in financing activities was $6.1 million, primarily consisting of $7.4 million in taxes paid related to the net share settlement of equity awards, $1.9 million in payments related to acquisitions, including contingent consideration payments, and $1.3 million in net repayments on the Concierge Facility, partially offset by $3.4 million in proceeds from the exercise of stock options and $1.1 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $358.0 million and $147.1 million as of March 31, 2025 and December 31, 2024, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

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
There have been no material changes to our critical accounting policies and estimates disclosed in our 2024 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2024 Form 10-K, as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal and consulting fees, are expensed as incurred.

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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2025 consisted of $127.0 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.75%. As of March 31, 2025, we had a total outstanding balance of $25.4 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of March 31, 2025, we had $50.0 million outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

Foreign Currency Exchange Risk
Our reporting and functional currency is the U.S. dollar. Most of our revenue is denominated in U.S. dollars, and we are not currently exposed to significant foreign currency risk on sales. Operating expenses are primarily incurred in the local currencies of our operations, mainly in the United States, with limited exposure in Europe, the United Kingdom, India and Canada. Monetary assets and liabilities in foreign currencies are remeasured into U.S. dollars using period-end exchange rates. As we do not maintain significant foreign currency balances, our exposure to exchange rate fluctuations is currently limited.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2025 did not include the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding operating lease right-of-use assets, intangible assets, net and goodwill, At World Properties Holdings, LLC and its consolidated subsidiaries represented approximately 3% of our consolidated assets as of March 31, 2025 and approximately 7% of our consolidated revenue for the three months ended March 31, 2025.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2024 Form 10-K. There have been no material changes to the risk factors set forth in our 2024 Form 10-K, except for the addition of the following risk factor:
Recent changes in U.S. tariff policies may have an adverse effect on our business, financial condition and results of operation.
Recent changes in U.S. tariff policies, retaliatory tariffs and trade tensions could disrupt global supply chains and increase the cost of housing construction and renovation. Uncertainty regarding price stability and asset valuations, volatility in the capital markets, the possibility of a reduction in economic growth or a recession with concomitant job losses may cause prospective home buyers to delay or cancel their decision to purchase a home leading to a reduction in transaction volume which, if it occurs, could have a material adverse effect on our business, financial condition and results of operations.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From January 1, 2025 through May 9, 2025, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in Form 4s filed with the SEC, Robert Reffkin, our founder and Chief Executive Officer, exchanged an aggregate of 1,636,354 shares of Class C common stock for an equivalent number of shares of Class A common stock pursuant to an Equity Exchange Right Agreement on February 19, 2025.
The offer, sale and issuance of the securities described above were exempt from registration under the Securities Act in reliance upon Section 3(a)(9) and Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipient of the securities in this transaction represented his intention to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in this transaction.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a)    Amendment to Material Definitive Agreement.
On January 13, 2025, Compass Brokerage, LLC (“Buyer”) acquired all of the equity interests in At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate, and certain of its affiliates from the former equity holders thereof (the “Sellers”) pursuant to the Merger Agreement dated November 25, 2024 by and among Buyer and the Sellers, among other parties (the “Merger Agreement”), all as reported on Form 8-K filed with the U.S. Securities & Exchange Commission by Compass, Inc., the parent company of Buyer (the “Company”), on January 13, 2025.
On May 6, 2025, Buyer and Quad-C, LLC (“Quad-C”), as representative of the Sellers, entered into Amendment No. 1 to the Merger Agreement (the “Amendment”) which amended the following material terms of the Merger Agreement:
1. The equity portion of the consideration to be paid to certain Sellers (the “Early Payees”) other than the founders and any of their affiliates (the “Founder Payees”) will be paid on or after the 6-month anniversary of the closing of the transaction effective on any trading day if the volume-weighted average price of a share of the Company's common stock trading on the NYSE for any 10 consecutive trading day period, as reported by Bloomberg, is greater than $8.9269 and (ii) the closing trading price of a share of the Company's common stock trading on the NYSE on the last trading day of such 10 consecutive trading period is greater than or equal to $8.9269, as reported by Bloomberg (collectively an “Early Payout”). If the Early Payout is not triggered, then the equity portion of the consideration to be paid to Early Payees will be paid pursuant to the Merger Agreement without giving effect to the Amendment, except as described in paragraph 2 below. Whether or not the Early Payout to the Early Payees is triggered, the equity portion of the consideration to be paid to the Founder Payees will be paid pursuant to the pre-Amendment terms of the Merger Agreement except as described in paragraph 2 below; and
2. With regard to the Early Payees, assuming the Early Payout is not triggered, and with regard to the Founder Payees whether or not the Early Payout is triggered, if the Post-Closing Share Price (as defined in the Merger Agreement) is less than $7.79, then Parent may, in its sole discretion, elect to satisfy its obligation with respect to the Share Shortfall Consideration Adjustment Amount (included in the Final Aggregate Share Consideration) (each as defined in the Merger Agreement) by paying cash in lieu of issuing shares of the Company's common stock.
(b)    None.
(c)    Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1**	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 6, 2025.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
____________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”). The Company agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS, INC.

Date: May 9, 2025	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i