Form 10-Q
period 2025-06-30
Compass, Inc.
filed 2025-08-04
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, there were 525,865,413 shares of the registrant’s common stock outstanding.

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
From time to time, we also intend to announce material information to the public through the investor relations page on our website, press releases, public conference calls, public webcasts, our X (formerly Twitter) feed (@Compass), our Facebook page, our LinkedIn page, our Instagram account, our YouTube channel, and Robert Reffkin’s X feed (@RobReffkin) and Instagram account (@robreffkin). We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website and social media channels. Further, corporate governance information, including our governance guidelines, board committee charters and code of ethics, is also available on our investor relations website under the heading “Governance.”
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
•Our plan to continue to retain earnings rather than pay dividends for the foreseeable future; and

•Other factors set forth under Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025, which we refer to as our 2024 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2024 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$177.3	$223.8
Accounts receivable, net of allowance of $5.2 and $4.4, respectively	96.9	48.6
Compass Concierge receivables, net of allowance of $10.3 and $10.4, respectively	38.3	24.4
Other current assets	35.9	33.2
Total current assets	348.4	330.0
Property and equipment, net	126.1	125.5
Operating lease right-of-use assets	386.6	389.7
Intangible assets, net	221.1	73.8
Goodwill	474.2	233.6
Other non-current assets	39.7	25.4
Total assets	$1,596.1	$1,178.0
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15.6	$13.0
Commissions payable	154.3	82.8
Accrued expenses and other current liabilities	122.6	140.3
Current lease liabilities	99.6	93.5
Concierge credit facility	31.6	23.6
Revolving credit facility	50.0	—
Total current liabilities	473.7	353.2
Non-current lease liabilities	365.5	380.5
Other non-current liabilities	31.5	31.9
Total liabilities	870.7	765.6
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at June 30, 2025 and December 31, 2024; 523,306,435 shares issued and outstanding at June 30, 2025; 513,143,108 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	3,403.4	3,081.6
Accumulated deficit	(2,683.5)	(2,672.2)
Total Compass, Inc. stockholders’ equity	719.9	409.4
Non-controlling interest	5.5	3.0
Total stockholders' equity	725.4	412.4
Total liabilities and stockholders’ equity	$1,596.1	$1,178.0
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,059.6	$1,700.6	$3,415.8	$2,754.7
Operating expenses:
Commissions and other related expense	1,685.7	1,405.3	2,791.8	2,267.6
Sales and marketing	96.4	94.9	188.1	188.3
Operations and support	109.3	83.1	206.0	162.1
Research and development	63.4	47.4	113.3	94.4
General and administrative	33.3	22.9	60.8	105.1
Restructuring costs	2.7	4.3	11.9	5.8
Depreciation and amortization	29.4	21.4	58.2	42.2
Total operating expenses	2,020.2	1,679.3	3,430.1	2,865.5
Income (loss) from operations	39.4	21.3	(14.3)	(110.8)
Investment income, net	1.1	1.4	2.1	2.5
Interest expense	(2.7)	(1.6)	(5.0)	(3.1)
Income (loss) before income taxes and equity in income (loss) of unconsolidated entities	37.8	21.1	(17.2)	(111.4)
Income tax (provision) benefit	(0.3)	0.1	3.1	0.4
Equity in income (loss) of unconsolidated entities	1.7	(0.4)	2.5	(1.2)
Net income (loss)	39.2	20.8	(11.6)	(112.2)
Net loss (income) attributable to non-controlling interests	0.2	(0.1)	0.3	—
Net income (loss) attributable to Compass, Inc.	$39.4	$20.7	$(11.3)	$(112.2)
Net income (loss) per share attributable to Compass, Inc., basic	$0.07	$0.04	$(0.02)	$(0.23)
Net income (loss) per share attributable to Compass, Inc., diluted	$0.07	$0.04	$(0.02)	$(0.23)
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic	560,307,749	498,664,877	555,255,128	494,332,571
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., diluted	591,370,687	509,884,022	555,255,128	494,332,571
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended June 30, 2025:
Balances at March 31, 2025	518,694,601	$—	$3,357.9	$(2,722.9)	$635.0	$2.9	$637.9
Net income	—	—	—	39.4	39.4	(0.2)	39.2
Issuance of common stock in connection with acquisitions	398,939	—	2.6	—	2.6	—	2.6
Issuance of common stock upon exercise of stock options	351,844	—	1.0	—	1.0	—	1.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,861,051	—	(14.2)	—	(14.2)	—	(14.2)
Stock-based compensation	—	—	56.1	—	56.1	—	56.1
Capital contributions from non-controlling interest	—	—	—	—	—	2.8	2.8
Balances at June 30, 2025	523,306,435	$—	$3,403.4	$(2,683.5)	$719.9	$5.5	$725.4
For the three months ended June 30, 2024:
Balances at March 31, 2024	492,308,123	$—	$2,981.0	$(2,650.7)	$330.3	$3.2	$333.5
Net income	—	—	—	20.7	20.7	0.1	20.8
Issuance of common stock in connection with acquisitions	4,215,049	—	18.0	—	18.0	—	18.0
Issuance of common stock upon exercise of stock options	845,438	—	1.4	—	1.4	—	1.4
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,803,496	—	(6.7)	—	(6.7)	—	(6.7)
Stock-based compensation	—	—	34.7	—	34.7	—	34.7
Balances at June 30, 2024	501,172,106	$—	$3,028.4	$(2,630.0)	$398.4	$3.3	$401.7
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the six months ended June 30, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,081.6	$(2,672.2)	$409.4	$3.0	$412.4
Net loss	—	—	—	(11.3)	(11.3)	(0.3)	(11.6)
Share Consideration to be issued in connection with the acquisition of Christie's International Real Estate (Note 3)	—	—	250.1	—	250.1	—	250.1
Issuance of common stock in connection with acquisitions	398,939	—	2.6	—	2.6	—	2.6
Issuance of common stock upon exercise of stock options	2,118,930	—	6.7	—	6.7	—	6.7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	7,327,455	—	(28.6)	—	(28.6)	—	(28.6)
Issuance of common stock under the Employee Stock Purchase Plan	318,003	—	1.3	—	1.3	—	1.3
Stock-based compensation	—	—	89.7	—	89.7	—	89.7
Capital contributions from non-controlling interest	—	—	—	—	—	2.8	2.8
Balances at June 30, 2025	523,306,435	$—	$3,403.4	$(2,683.5)	$719.9	$5.5	$725.4
For the six months ended June 30, 2024:
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(112.2)	(112.2)	—	(112.2)
Issuance of common stock in connection with acquisitions	5,641,657	—	22.5	—	22.5	—	22.5
Issuance of common stock upon exercise of stock options	2,704,121	—	4.8	—	4.8	—	4.8
Issuance of common stock upon settlement of RSUs, net of taxes withheld	7,549,144	—	(14.1)	—	(14.1)	—	(14.1)
Issuance of common stock under the Employee Stock Purchase Plan	383,918	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	67.6	—	67.6	—	67.6
Balances at June 30, 2024	501,172,106	$—	$3,028.4	$(2,630.0)	$398.4	$3.3	$401.7
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(11.6)	$(112.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58.2	42.2
Stock-based compensation	85.6	63.8
Equity in (income) loss of unconsolidated entities	(2.5)	1.2
Change in acquisition related contingent consideration	(1.5)	0.9
Bad debt expense	0.5	0.9
Amortization of debt issuance costs	0.5	0.4
Changes in operating assets and liabilities:
Accounts receivable	(34.1)	(19.3)
Compass Concierge receivables	(14.1)	(9.4)
Other current assets	2.6	12.4
Other non-current assets	(2.9)	4.3
Operating lease right-of-use assets and operating lease liabilities	(5.8)	(8.1)
Accounts payable	0.7	(1.2)
Commissions payable	64.8	46.2
Accrued expenses and other liabilities	(44.5)	31.5
Net cash provided by operating activities	95.9	53.6
Investing Activities
Investment in unconsolidated entities	(1.5)	(1.2)
Capital expenditures	(8.4)	(7.3)
Payments for acquisitions, net of cash acquired	(172.0)	(18.0)
Net cash used in investing activities	(181.9)	(26.5)
Financing Activities
Proceeds from exercise of stock options	7.1	4.8
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1.3	1.1
Taxes paid related to net share settlement of equity awards	(28.6)	(14.1)
Proceeds from drawdowns on Concierge Facility	26.8	23.6
Repayments of drawdowns on Concierge Facility	(18.8)	(21.1)
Proceeds from drawdowns on Revolving Credit Facility	70.0	—
Repayments of drawdowns on Revolving Credit Facility	(20.0)	—
Capital contributions from non-controlling interests	2.8	—
Payments related to acquisitions, including contingent consideration	(1.1)	(2.5)
Net cash provided by (used in) financing activities	39.5	(8.2)
Net (decrease) increase in cash and cash equivalents	(46.5)	18.9
Cash and cash equivalents at beginning of period	223.8	166.9
Cash and cash equivalents at end of period	$177.3	$185.8
Supplemental disclosures of cash flow information:
Cash paid for interest	$3.7	$1.8
Supplemental non-cash information:
Issuance of common stock for acquisitions	$252.7	$22.5
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
Segment Reporting
Operating segments are defined as components of an entity with discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates financial information on a consolidated basis. Accordingly, the Company has one operating and reportable segment, inclusive of the recently acquired businesses, which are in the process of being integrated into the Company's core brokerage business. Substantially all long-lived assets and revenue are based in the United States.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
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
The aggregate consideration (“Purchase Consideration”) payable pursuant to the Merger Agreement consisted of (i) $153.0 million (the “Cash Consideration”); and (ii) 44.1 million shares of the Company’s Class A common stock (the “Share Consideration”). The Share Consideration is subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), is (i) greater than $344.0 million, in which case the Share Consideration will be reduced by a number of shares in an aggregate amount of up to $50.0 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares, or (ii) less than $344.0 million, in which case the Share Consideration will be increased by a number of shares in an aggregate amount of up to $50.0 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares. In May 2025, the Company and certain sellers of the Christie's International Real Estate entities amended the terms of the Share Consideration (the "May 2025 Amendment"). Under the May 2025 Amendment, if the Company’s stock price reaches the value that would trigger the minimum number of shares to be issued under the original collar structure, the sellers will be paid at that time rather than at the end of the original one-year collar period. This accelerated payment can occur only (1) after the six-month anniversary and before the one-year anniversary of the Closing Date, and (2) if the spot price of the Company’s stock equals or exceeds the volume-weighted average price used to measure achievement of the target value. If these conditions are not met, payment will occur as originally provided in the Merger Agreement.
The total consideration transferred included $153.0 million in cash paid. The total consideration transferred also included the fair value of the Share Consideration, estimated at $250.1 million as of the acquisition date. The final number of shares to be issued in connection with the Share Consideration is dependent on the Company’s share price on the 366th day following the Closing Date. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Share Consideration as of the acquisition date. Significant inputs to the model included the term of the Share Consideration adjustment period, the Company’s historical equity volatility, and the target share price. Because the settlement amount is based on the future trading price of the Company’s common stock, which represents an unobservable input, the fair value measurement is classified within Level 3 of the fair value hierarchy. The Company determined that the Share Consideration should be classified as equity as the monetary value of the obligation is not predominantly fixed and the variability in the settlement amount is based solely on changes in the Company’s own stock price. The May 2025 Amendment provides mutual economic benefit to the Company and participating sellers, affecting only the timing of settlement within the original arrangement’s terms. As a result, the equity classification of the Share Consideration remains unchanged, and the accounting impact was recorded entirely in Additional Paid-In Capital, with no effect on the income statement or purchase accounting.
The following table summarizes the individual elements within the calculation of total consideration transferred (in millions):

Amount
Cash Consideration	$153.0
Share Consideration	250.1
Total consideration transferred	$403.1

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Amount
Cash and cash equivalents	$3.5
Accounts receivable	14.6
Other current assets	5.5
Property and equipment	11.9
Operating lease right-of-use assets	20.2
Other non-current assets	8.1
Goodwill	230.0
Intangible assets	164.1
Total assets	457.9
Accounts payable	(2.0)
Commissions payable	(6.3)
Accrued expenses and other current liabilities	(21.7)
Current lease liabilities	(4.9)
Non-current lease liabilities	(15.4)
Other non-current liabilities	(4.5)
Total liabilities	(54.8)
Net assets	$403.1
The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows (in millions):

	Amount	Useful Life (in years)
Trademarks	$20.3	2 - 6 years
Acquired technology	29.2	2 years
Agent networks	72.3	7 years
Affiliate network	42.3	6 years
Total intangible assets	$164.1
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
Until the Share Consideration is issued, none of the goodwill recorded for this acquisition is deductible for tax purposes. Once issued, the amount of tax-deductible goodwill may increase to approximately $212.0 million. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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
Pro Forma Information
The acquired entity’s results have been included in the Company’s consolidated financial statements from the Acquisition date onward. The first column in the table below reflects the acquired entity’s actual results post-acquisition, while the second and third columns present the Company’s pro forma results as if the Acquisition had occurred on January 1, 2024 (in millions):

	Actuals	Pro Forma
	January 13, 2025 through June 30, 2025	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenue	$274.2	$3,424.0	$3,001.9
Net income (loss)	10.0	(17.0)	(117.9)
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
Other Acquisitions
During the six months ended June 30, 2025, the Company completed the acquisition of 100% ownership in a residential real estate brokerage and acquired the assets of a title insurance and escrow settlement business. The purpose of these acquisitions was to expand the Company's brokerage and title and escrow footprint in key domestic markets. The Company has accounted for these acquisitions as business combinations. The acquisition consideration includes $23.6 million in cash, net of cash acquired, paid during the six months ended June 30, 2025, $3.0 million expected to be paid in the third quarter of 2025, and additional amounts contingent on achieving earnings-based targets through 2027. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet. The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of $15.7 million of customer relationships, which is being amortized over the estimated useful life of approximately 4 years.
The Company has recorded preliminary purchase price allocations as of each acquisition date and expects to finalize them within each acquisition's applicable one-year measurement period. Adjustments during the measurement periods will be offset against goodwill. After the applicable measurement periods end, any further adjustments will be reflected in the consolidated statements of operations.
Pro forma revenue and earnings for these acquisitions has not been presented because they are not material to the Company’s consolidated revenue and results of operations.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of June 30, 2025, the undiscounted estimated payment under these arrangements was $31.9 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Opening balance	$36.2	$19.5	$31.0	$20.9
Acquisitions	—	7.4	4.8	7.4
Payments	(3.3)	(0.4)	(3.5)	(2.3)
Changes in fair value included in net income (loss)	(2.1)	0.4	(1.5)	0.9
Closing balance	$30.8	$26.9	$30.8	$26.9
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $177.3 million and $223.8 million as of June 30, 2025 and December 31, 2024, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $30.8 million and $31.0 million as of June 30, 2025 and December 31, 2024, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and six months ended June 30, 2025 and 2024. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities	$5.5	$3.3
Other non-current liabilities	25.3	27.7
Total contingent consideration	$30.8	$31.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company's common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte-Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2025 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support expense in the condensed consolidated statements of operations (see Note 3 – “Acquisitions”).
5.    Debt
Concierge Credit Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021, August 5, 2022, August 4, 2023 and August 1, 2025. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance a portion of the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program.
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31, 2027. The interest rate on the drawn down balance of the Concierge Facility was 7.24% as of June 30, 2025. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company's ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of June 30, 2025, the Company was in compliance with the covenants under the Concierge Facility.
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
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate ("SOFR") plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00% and (d) 1.00%. The SOFR term rate is determined by the Administrative Agent as the forward-looking term rate plus a 0.10% adjustment. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum. The interest rate on the drawn down balance of the Revolving Credit Facility was 5.81% as of June 30, 2025.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of June 30, 2025, there was $50.0 million outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $33.3 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus the unrestricted cash of Compass and its restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of June 30, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Real Estate Commission Antitrust Litigation
On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The Company’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced below, which are now pending before the United States Circuit Court of Appeals for the Eighth Circuit. The objecting parties filed their briefs on April 21, 2025. Responses, including those by the Company, were filed on July 28, 2025. The objecting parties may file any replies thereafter.
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
During the three months ended March 31, 2024, the Company recognized an expense of $57.5 million within General and administrative expense in the condensed consolidated statements of operations in connection with the settlement agreement. 50% of the settlement was paid during the three months ended June 30, 2024 and the remaining 50% was paid during the three months ended June 30, 2025.
Batton, et al. v. Compass, Inc., et al.
Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names the Company and seven other brokerages as defendants and alleges that the defendants entered into a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law antitrust statutes, violated state consumer protection statutes, and were unjustly enriched by industry rules that set the manner by which buyer’s brokers are compensated. The allegations in Batton II are substantially similar to those contained in the case captioned Batton, et al. v. National Association of Realtors, et al., No. 1:21-cv-00430 (N.D. Ill.) (“Batton I”), filed on January 25, 2021, which does not name the Company but names the National Association of Realtors and six other brokerages. The Company and the defendants in the Batton II matter filed a motion to dismiss the amended complaint on June 21, 2024. The plaintiffs filed an opposition to the motion to dismiss on August 5, 2024 and the Company and the defendants filed a reply on September 4, 2024. The motion to dismiss remains pending before the court. The Court also granted the Company’s motion to file supplemental authority on recent favorable rulings in similar cases.
The Company is unable to predict the outcome of Batton II or to reasonably estimate the possible loss or range of loss, if any, arising from the claim asserted therein. The ultimate resolution of Batton II could have a material adverse effect on the Company’s financial position, results of operations, and cash flow.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of June 30, 2025 and December 31, 2024, the Company was contingently liable for $33.3 million and $53.8 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $364.5 million and $147.1 million as of June 30, 2025 and December 31, 2024, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of June 30, 2025 and December 31, 2024, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	513,184,002	513,184,002
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	523,306,435	523,306,435

	December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	501,384,321	501,384,321
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	11,758,787	11,758,787
Total	13,850,000,000	513,143,108	513,143,108
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2025, the number of shares available for future grants increased by an additional 25.7 million shares as a result of the annual increase provision described above. As of June 30, 2025, there were 52.4 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The Company elected to forgo the annual increase to the number of authorized shares available for grant under the ESPP that would have occurred on January 1, 2025. As of June 30, 2025, 17.8 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the six months ended June 30, 2025, the Company issued 0.3 million shares of Class A common stock under the ESPP.
The Company recognized $0.3 million and $0.6 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, $1.4 million had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	33,683,424	$6.02	4.4	$30.2
Granted	—	—
Exercised	(2,118,930)	3.15
Forfeited	(500,729)	7.41
Balance as of June 30, 2025	31,063,765	$6.20	4.1	$28.9
Exercisable and vested at June 30, 2025	29,861,990	$6.09	4.0	$28.5
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $6.28 and $5.85 as of June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025 and 2024, the intrinsic value of options exercised was $11.1 million and $5.2 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	27,889,410	$4.73
Granted	40,838,060	7.87
Vested and converted to common stock (1)	(11,279,162)	4.45
Forfeited	(2,314,379)	5.98
Balance as of June 30, 2025	55,133,929	$7.06
(1)During the six months ended June 30, 2025, the Company net settled all RSUs through which it issued an aggregate of 11.3 million shares of Class A common stock and withheld an aggregate of 4.0 million shares of Class A common stock to satisfy $28.6 million of tax withholding obligations on behalf of the Company’s employees.

As previously disclosed, prior to 2022 the Company typically issued share-based compensation through grants that vested ratably over four years. Beginning in 2022, the Company adopted a new approach, issuing a series of four consecutive annual grants (each equal to 25% of the total four-year grant value) with each grant vesting over the one-year period following its grant. During the three months ended June 30, 2025, the Company issued the remaining 16.2 million RSUs committed under this methodology. These RSUs were originally expected to be granted across 2025, 2026, and 2027, with each tranche vesting over the one-year period following its respective grant date. The remaining RSUs granted during the three months ended June 30, 2025 will vest on the same schedule as initially contemplated under the original commitments. Beginning in 2025, the Company reverted to its previous method of one grant vesting ratably over a four-year period following the grant date for substantially all new equity commitments.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$8.8	$8.3	$15.6	$16.2
Operations and support	9.7	4.4	14.4	8.1
Research and development	25.4	15.2	38.3	30.1
General and administrative	11.3	3.0	17.3	9.4
Total stock-based compensation expense	$55.2	$30.9	$85.6	$63.8
As of June 30, 2025, unrecognized stock-based compensation expense totaled $327.6 million and is expected to be recognized over a weighted-average period of 2.3 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes
The Company recognized $0.3 million of income tax expense and $3.1 million of income tax benefit for the three and six months ended June 30, 2025, respectively. The income tax benefit recognized for the six months ended June 30, 2025 was a result of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities in connection with the acquisition of Christie's International Real Estate, partially offset by current tax expense from operations in the UK and India, as well as state taxes. For the three and six months ended June 30, 2024, the Company recognized income tax benefits of $0.1 million and $0.4 million, respectively.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended June 30, 2025 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
The U.S. is the Company’s only material tax jurisdiction. The Company is generally no longer subject to U.S. federal examination by the Internal Revenue Service (“IRS”) for years before 2015. The IRS and state taxing authorities can subject the Company to audit dating back to 2012 when the Company begins to utilize its net operating loss carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company is currently assessing the legislation and the impact of these provisions on our consolidated financial statements. The Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements while the Company maintains a full valuation allowance on all domestic net deferred tax assets.

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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$39.4	$20.7	$(11.3)	$(112.2)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic (1)	560,307,749	498,664,877	555,255,128	494,332,571
Net income (loss) per share attributable to Compass, Inc., basic	$0.07	$0.04	$(0.02)	$(0.23)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$39.4	$20.7	$(11.3)	$(112.2)
Denominator:
Number of shares used in basic calculation	560,307,749	498,664,877	555,255,128	494,332,571
Weighted-average effect of diluted securities:
Stock options	5,806,554	3,986,751	—	—
RSUs	12,077,480	7,099,385	—	—
Employee Stock Purchase Plan	16,016	619	—	—
Unvested common stock	55,694	132,390	—	—
Incremental common stock to be issued in connection with the Share Consideration (2)	13,107,194	—	—	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to Compass, Inc., diluted	591,370,687	509,884,022	555,255,128	494,332,571
Net income (loss) per share attributable to Compass, Inc., diluted	$0.07	$0.04	$(0.02)	$(0.23)

(1)For the three and six months ended June 30, 2025, the weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic includes 38.5 million shares related to the Share Consideration (see Note 3 – “Acquisitions”). This amount represents the minimum number of shares to be issued in connection with the acquisition of Christie's International Real Estate.
(2)The diluted weighted-average shares used to compute net income per share attributable to Compass, Inc. for the three months ended June 30, 2025 includes an additional 13.1 million shares related to the Share Consideration (see Note 3 – “Acquisitions”). These shares represent the maximum incremental shares to be issued as Share Consideration under the terms of the May 2025 Amendment and have been included in the computation of the weighted-average diluted share count since April 1, 2025.

The following participating securities were excluded from the computation of diluted net income (loss) per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	9,434,758	27,803,123	31,063,765	36,118,246
Outstanding RSUs	19,896,823	14,006,659	55,133,929	35,966,151
Shares subject to the Employee Stock Purchase Plan	—	173,744	274,665	361,903
Unvested early exercised stock options	—	2,570	—	2,570
Unvested common stock	—	—	50,704	173,842
Incremental common stock to be issued in connection with the Share Consideration	—	—	13,107,194	—
Total	29,331,581	41,986,096	99,630,257	72,622,712
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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of June 30, 2025 and December 31, 2024, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and six months ended June 30, 2025 (in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning of period	$10.3	$10.4
Allowances	0.1	0.2
Net write-offs	(0.1)	(0.3)
End of period	$10.3	$10.3
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of June 30, 2025 (in millions):

June 30, 2025
Current	$43.4
31-90 days past due	1.1
Over 90 days past due	4.1
Total	$48.6
12.    Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc., terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The lease termination costs were recognized as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and positive free cash flow. The Company continued its cost reduction initiatives during the three and six months ended June 30, 2025 and 2024 and the related expenses have been presented within the Restructuring costs and Depreciation and amortization lines in the condensed consolidated statements of operations as applicable.
The following table summarizes the total costs incurred in connection with the Company's restructuring activities during the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance related personnel costs	$0.3	$—	$5.7	$—
Lease termination costs	2.4	4.3	6.2	5.8
Accelerated depreciation	—	0.9	—	1.8
Total expense	$2.7	$5.2	$11.9	$7.6
The total costs incurred in connection with the Company's restructuring activities during the three and six months ended June 30, 2025 and 2024 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring costs	$2.7	$4.3	$11.9	$5.8
Depreciation and amortization	—	0.9	—	1.8
Total expense	$2.7	$5.2	$11.9	$7.6
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of June 30, 2025 (in millions):

Payment Due by Period
Remaining 2025	$6.5
2026	8.2
2027	7.8
2028	6.4
Thereafter	6.7
Total	$35.6

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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2025.
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
Our Business and Business Model
We are a leading tech-enabled real estate services company that includes the largest real estate brokerage in the United States by sales volume, which primarily operates under the Compass brand operating in 38 states and Washington DC, with approximately 37,700 agents. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage. In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. We refer to the independently operated brokerages that license the Christie's International Real Estate brand name as "affiliates." Christie’s International Real Estate is among the world’s premier global luxury real estate brands with over 100 independently operated brokerages in over 50 countries and territories.
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
Operational Highlights for the Three Months Ended June 30, 2025
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had approximately 37,700 agents on our platform as of June 30, 2025. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
As of June 30, 2025, the Number of Principal Agents was 20,9651, an increase of 3,968, or 23.3%, from June 30, 2024. The principal agent additions primarily relate to the Company's recent acquisitions of various residential real estate brokerages.
During the three months ended June 30, 2025, our agents closed 73,025 Total Transactions, an increase of 20.9% when compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, the increase in total transactions was primarily attributable to the residential real estate brokerages acquired since the same period a year ago.
Our Gross Transaction Value for the three months ended June 30, 2025 was $78.3 billion, an increase of 20.3% when compared to the three months ended June 30, 2024. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as the residential real estate brokerages acquired since the same period a year ago.
For the three months ended June 30, 2025, our Gross Transaction Value represented 6.09% of residential real estate transacted in the U.S., compared to 5.13% for the three months ended June 30, 2024. We calculate our market share by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales
1 The Number of Principal Agents metric excludes approximately 930 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.

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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in millions, except percentages)
Revenue	$2,059.6	100.0%	$1,700.6	100.0%	$3,415.8	100.0%	$2,754.7	100.0%
Operating expenses:
Commissions and other related expense	1,685.7	81.8	1,405.3	82.6	2,791.8	81.7	2,267.6	82.3
Sales and marketing (1)	96.4	4.7	94.9	5.6	188.1	5.5	188.3	6.8
Operations and support (1)	109.3	5.3	83.1	4.9	206.0	6.0	162.1	5.9
Research and development (1)	63.4	3.1	47.4	2.8	113.3	3.3	94.4	3.4
General and administrative (1)	33.3	1.6	22.9	1.3	60.8	1.8	105.1	3.8
Restructuring costs	2.7	0.1	4.3	0.3	11.9	0.3	5.8	0.2
Depreciation and amortization	29.4	1.4	21.4	1.3	58.2	1.7	42.2	1.5
Total operating expenses	2,020.2	98.1	1,679.3	98.7	3,430.1	100.4	2,865.5	104.0
Income (loss) from operations	39.4	1.9	21.3	1.3	(14.3)	(0.4)	(110.8)	(4.0)
Investment income, net	1.1	0.1	1.4	0.1	2.1	0.1	2.5	0.1
Interest expense	(2.7)	(0.1)	(1.6)	(0.1)	(5.0)	(0.1)	(3.1)	(0.1)
Income (loss) before income taxes and equity in income (loss) of unconsolidated entities	37.8	1.8	21.1	1.2	(17.2)	(0.5)	(111.4)	(4.0)
Income tax (provision) benefit	(0.3)	—	0.1	—	3.1	0.1	0.4	—
Equity in income (loss) of unconsolidated entities	1.7	0.1	(0.4)	—	2.5	0.1	(1.2)	—
Net income (loss)	39.2	1.9	20.8	1.2	(11.6)	(0.3)	(112.2)	(4.1)
Net income (loss) attributable to non-controlling interests	0.2	—	(0.1)	—	0.3	—	—	—
Net income (loss) attributable to Compass, Inc.	$39.4	1.9%	$20.7	1.2%	$(11.3)	(0.3%)	$(112.2)	(4.1%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$8.8	$8.3	$15.6	$16.2
Operations and support	9.7	4.4	14.4	8.1
Research and development	25.4	15.2	38.3	30.1
General and administrative	11.3	3.0	17.3	9.4
Total stock-based compensation expense	$55.2	$30.9	$85.6	$63.8

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Revenue	$2,059.6	$1,700.6	$359.0	21.1%	$3,415.8	$2,754.7	$661.1	24.0%
Revenue was $2,059.6 million and $3,415.8 million during the three and six months ended June 30, 2025, an increase of $359.0 million, or 21.1%, and $661.1 million, or 24.0%, compared to the prior year periods, respectively. The increase for the three and six months ended June 30, 2025 was primarily driven by an increase in the number of agents that joined our platform during 2024 and 2025, including those agents attributable to businesses acquired since April 2024. The Number of Principal Agents as of June 30, 2025 grew to 20,965, an increase of 23.3% from the year ago period.
Operating Expenses
Commissions and other related expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,685.7	$1,405.3	$280.4	20.0%	$2,791.8	$2,267.6	$524.2	23.1%
Percentage of revenue	81.8%	82.6%			81.7%	82.3%
Commissions and other related expense was $1,685.7 million and $2,791.8 million during the three and six months ended June 30, 2025, an increase of $280.4 million, or 20.0%, and $524.2 million, or 23.1%, compared to the prior year periods, respectively. The increase in absolute dollars of Commission and other related expense for the three and six months ended June 30, 2025 when compared to the prior year periods was primarily driven by increased revenue. The decrease as a percentage of revenue was driven by the impact of recent acquisitions which operate with more favorable average agent commissions splits compared to our core brokerage.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$96.4	$94.9	$1.5	1.6%	$188.1	$188.3	$(0.2)	(0.1%)
Percentage of revenue	4.7%	5.6%			5.5%	6.8%
Sales and marketing expense was $96.4 million and $188.1 million during the three and six months ended June 30, 2025, an increase of $1.5 million, or 1.6%, and a decrease of $0.2 million, or 0.1%, compared to the prior year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $8.8 million and $15.6 million for the three and six months ended June 30, 2025 and $8.3 million and $16.2 million for the three and six months ended June 30, 2024, respectively. Sales and marketing expense excluding such non-cash stock-based compensation expense, was $87.6 million, or 4.3% of revenue, and $172.5 million, or 5.1% of revenue, for the three and six months ended June 30, 2025 and $86.6 million, or 5.1% of revenue, and $172.1 million, or 6.2% of revenue, for the three and six months ended June 30, 2024, respectively. The marginal increase in Sales and marketing expense in absolute dollars, excluding non-cash stock-based compensation expense, during the three and six months ended June 30, 2025 as compared to the year ago periods was primarily due to increased occupancy and personnel-related costs resulting from recent acquisitions, partially offset by lower agent marketing costs and reduced cash-based incentives. The decrease in Sales and marketing expense as a percentage of revenue, excluding non-cash stock-based compensation expense, during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily driven by an increase in revenue with Sales and marketing expense remaining relatively flat for the three and six months ended June 30, 2025 as compared to the year ago periods.

Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Operations and support	$109.3	$83.1	$26.2	31.5%	$206.0	$162.1	$43.9	27.1%
Percentage of revenue	5.3%	4.9%			6.0%	5.9%
Operations and support expense was $109.3 million and $206.0 million during the three and six months ended June 30, 2025, an increase of $26.2 million, or 31.5%, and an increase of $43.9 million, or 27.1%, compared to the prior year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $9.7 million and $14.4 million for the three and six months ended June 30, 2025 and $4.4 million and $8.1 million for the three and six months ended June 30, 2024, respectively. Operations and support expense, excluding such non-cash stock-based compensation expense, was $99.6 million, or 4.8% of revenue, and $191.6 million, or 5.6% of revenue, for the three and six months ended June 30, 2025 and $78.7 million, or 4.6% of revenue, and $154.0 million, or 5.6% of revenue, for the three and six months ended June 30, 2024, respectively. Excluding non-cash stock-based compensation, the increase in Operations and support expense was primarily due to higher personnel costs from recent acquisitions. As a percentage of revenue, Operations and support expense remained relatively flat compared to the prior-year periods.
Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Research and development	$63.4	$47.4	$16.0	33.8%	$113.3	$94.4	$18.9	20.0%
Percentage of revenue	3.1%	2.8%			3.3%	3.4%
Research and development expense was $63.4 million and $113.3 million during the three and six months ended June 30, 2025, an increase of $16.0 million, or 33.8%, and an increase of $18.9 million, or 20.0%, compared to the prior year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $25.4 million and $38.3 million for the three and six months ended June 30, 2025 and $15.2 million and $30.1 million for the three and six months ended June 30, 2024, respectively. Research and development expense, excluding such non-cash stock-based compensation expense, was $38.0 million, or 1.8% of revenue, and $75.0 million, or 2.2% of revenue, for the three and six months ended June 30, 2025 and $32.2 million, or 1.9% of revenue, and $64.3 million, or 2.3% of revenue, for the three and six months ended June 30, 2024, respectively. The increase in Research and development expense, excluding non-cash stock-based compensation expense, in absolute dollars was primarily driven by an increase in personnel and outside contractor costs. Research and development expense, excluding non-cash stock-based compensation, remained relatively flat as a percentage of revenue compared to the same periods in the prior year.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
General and administrative	$33.3	$22.9	$10.4	45.4%	$60.8	$105.1	$(44.3)	(42.2%)
Percentage of revenue	1.6%	1.3%			1.8%	3.8%
General and administrative expense was $33.3 million and $60.8 million during the three and six months ended June 30, 2025, an increase of $10.4 million, or 45.4%, and a decrease of $44.3 million, or 42.2%, compared to the prior year periods, respectively. General and administrative expense includes a charge of $57.5 million for the six months ended June 30, 2024 in connection with the Antitrust Lawsuits, which is discussed in Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $11.3 million and $17.3 million for the three and six months ended June 30, 2025 and $3.0 million and $9.4 million for the three and six months ended June 30, 2024, respectively. General and administrative expense excluding non-cash stock-based compensation expense and the aforementioned litigation charge, was $22.0 million, or 1.1% of revenue, and $43.5 million, or 1.3% of revenue, for the three and six months ended June 30, 2025 and $19.9 million, or 1.2% of revenue, and $38.2 million, or 1.4% of revenue, for the three and six months ended June 30, 2024, respectively. Excluding stock-based compensation expense and the litigation charge, General and administrative expense increased due to transaction expenses incurred in connection with recent acquisitions and other general and administrative costs assumed from our acquired businesses. As a percentage of revenue, General and administrative expense, excluding non-cash stock-based compensation expense and the litigation charge, remained relatively flat compared to the prior year periods.
Restructuring costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$2.7	$4.3	$(1.6)	(37.2%)	$11.9	$5.8	$6.1	105.2%
Percentage of revenue	0.1%	0.3%			0.3%	0.2%
Restructuring costs during the three and six months ended June 30, 2025 primarily consisted of severance and other termination benefits for employees whose roles were eliminated and costs associated with lease terminations. Restructuring costs during the three and six months ended June 30, 2024 consisted solely of lease terminations costs. See Note 12 - "Restructuring Activities" in our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$29.4	$21.4	$8.0	37.4%	$58.2	$42.2	$16.0	37.9%
Percentage of revenue	1.4%	1.3%			1.7%	1.5%
Depreciation and amortization expense increased $8.0 million, or 37.4%, for the three months ending June 30, 2025 compared to the three months ended June 30, 2024 and increased $16.0 million, or 37.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025 was primarily due to higher amortization of intangible assets from acquisitions completed since the prior year.
Investment income, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.1	$1.4	$(0.3)	(21.4%)	$2.1	$2.5	$(0.4)	(16.0%)
Investment income, net decreased during the three and six months ended June 30, 2025 primarily as a result of a decrease in our average short-term interest-bearing investments as compared to the year ago periods.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Interest expense	$2.7	$1.6	$1.1	68.8%	$5.0	$3.1	$1.9	61.3%

Interest expense was $2.7 million and $5.0 million for the three and six months ended June 30, 2025. The increase from the prior year periods was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of balances outstanding during the three and six months ended June 30, 2025 with no comparable balances outstanding in the prior year.
Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Income tax (provision) benefit	$(0.3)	$0.1	$(0.4)	(400.0%)	$3.1	$0.4	$2.7	675.0%

For the three and six months ended June 30, 2025, Income tax (provision) benefit decreased by $0.4 million and increased by $2.7 million when compared to the three and six months ended June 30, 2024, respectively. The benefit during the six months ended June 30, 2025 primarily resulted from income tax benefit recognized from acquisitions netted with international and state income tax expense. The provision during the three months ended June 30, 2025 primarily related to international and state income tax expense.
Equity in income (loss) of unconsolidated entities

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Equity in income (loss) of unconsolidated entities	$1.7	$(0.4)	$2.1	525.0%	$2.5	$(1.2)	$3.7	308.3%
During the three and six months ended June 30, 2025, Equity in income (loss) of unconsolidated entities was income of $1.7 million and $2.5 million, respectively. This income was primarily driven by the Company's share of earnings from its mortgage joint venture with Guaranteed Rate, Inc., as well as income from other unconsolidated entities acquired since the prior year.
KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Transactions	73,025	60,390	122,146	98,839
Gross Transaction Value (in billions)	$78.3	$65.0	$130.7	$105.1
Number of Principal Agents (1)	20,965	16,997	20,965	16,997
Net income (loss) attributable to Compass, Inc. (in millions)	$39.4	$20.7	$(11.3)	$(112.2)
Net income (loss) attributable to Compass, Inc. margin	1.9%	1.2%	(0.3%)	(4.1%)
Adjusted EBITDA (2) (in millions)	$125.9	$77.4	$141.5	$57.3
Adjusted EBITDA margin (2)	6.1%	4.6%	4.1%	2.1%
(1)Excludes approximately 930 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company's standard commission model.
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
Total Transactions increased to 73,025 for the three months ended June 30, 2025, representing a 20.9% increase compared to the same period in the prior year. For the six months ended June 30, 2025, Total Transactions rose to 122,146, an increase of 23.6% year-over-year. The majority of this growth was driven by brokerages acquired since April 2024.
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
Our Gross Transaction Value for the three and six months ended June 30, 2025 was $78.3 billion and $130.7 billion, representing an increase of 20.3% and 24.3% from the year ago periods, respectively. The increase for the three and six months ended June 30, 2025 was primarily driven by an increase in the number of agents on our platform.
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
Our Number of Principal Agents as of June 30, 2025 was 20,965, representing an increase of 23.3% from the year ago period. The increase in the Number of Principal Agents was primarily driven by the agents from businesses acquired since June 2024. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
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
The following table provides a reconciliation of Net income (loss) attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Compass, Inc.	$39.4	$20.7	$(11.3)	$(112.2)
Adjusted to exclude the following:
Depreciation and amortization	29.4	21.4	58.2	42.2
Investment income, net	(1.1)	(1.4)	(2.1)	(2.5)
Interest expense	2.7	1.6	5.0	3.1
Stock-based compensation	55.2	30.9	85.6	63.8
Income tax provision (benefit)	0.3	(0.1)	(3.1)	(0.4)
Restructuring costs	2.7	4.3	11.9	5.8
Acquisition-related expenses (1)	(2.7)	—	(2.7)	—
Litigation charge (2)	—	—	—	57.5
Adjusted EBITDA	$125.9	$77.4	$141.5	$57.3
Net income (loss) attributable to Compass, Inc. margin	1.9%	1.2%	(0.3%)	(4.1%)
Adjusted EBITDA margin	6.1%	4.6%	4.1%	2.1%
(1)For the three and six months ended June 30, 2025, acquisition-related expenses is comprised of a $2.7 million gain related to changes in the fair value of contingent consideration.
(2)Represents a charge of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 6 - "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was income of $125.9 million and $77.4 million during the three months June 30, 2025 and 2024. Adjusted EBITDA was income of $141.5 million and $57.3 million during the six months ended June 30, 2025 and 2024, respectively. The improvement in Adjusted EBITDA during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily driven by higher revenue resulting from an increased number of agents on our platform.
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

	Three Months Ended June 30, 2025
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$96.4	$109.3	$63.4	$33.3
Adjusted to exclude the following:
Stock-based compensation	(8.8)	(9.7)	(25.4)	(11.3)
Acquisition-related expenses	—	2.7	—	—
Non-GAAP Basis	$87.6	$102.3	$38.0	$22.0

	Three Months Ended June 30, 2024
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$94.9	$83.1	$47.4	$22.9
Adjusted to exclude the following:
Stock-based compensation	(8.3)	(4.4)	(15.2)	(3.0)
Non-GAAP Basis	$86.6	$78.7	$32.2	$19.9

	Six Months Ended June 30, 2025
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$188.1	$206.0	$113.3	$60.8
Adjusted to exclude the following:
Stock-based compensation	(15.6)	(14.4)	(38.3)	(17.3)
Acquisition-related expenses	—	2.7	—	—
Non-GAAP Basis	$172.5	$194.3	$75.0	$43.5

	Six Months Ended June 30, 2024
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$188.3	$162.1	$94.4	$105.1
Adjusted to exclude the following:
Stock-based compensation	(16.2)	(8.1)	(30.1)	(9.4)
Litigation charge	—	—	—	(57.5)
Non-GAAP Basis	$172.1	$154.0	$64.3	$38.2

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
As of June 30, 2025, we had cash and cash equivalents of $177.3 million and an accumulated deficit of $2.7 billion. We generated $121.5 million and $95.9 million in cash flows from operations for the year ended December 31, 2024 and the six months ended June 30, 2025, respectively. Additionally, we have a Revolving Credit Facility that matures in March 2026, which we can draw upon provided we maintain continued compliance with certain financial and non-financial covenants. See Note 5 - "Debt" to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details. As of June 30, 2025, we had $50.0 million outstanding and $266.7 million available to be drawn under the Revolving Credit Facility. Further, we were in compliance with each of the financial and non-financial covenants. While our operating cash flows vary depending on the seasonality of the real estate business, we believe that the Company will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.

Financial Obligations
See Note 5 - "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of June 30, 2025.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$95.9	$53.6
Net cash used in investing activities	(181.9)	(26.5)
Net cash provided by (used in) financing activities	39.5	(8.2)
Net (decrease) increase in cash and cash equivalents	$(46.5)	$18.9
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $95.9 million. The inflow was primarily due to a $11.6 million Net loss adjusted for $140.8 million of non-cash charges partially offset by cash outflows due to changes in operating assets and liabilities of $33.3 million.
For the six months ended June 30, 2024, net cash provided by operating activities was $53.6 million. The inflow was primarily due to a $112.2 million Net loss adjusted for $109.4 million of non-cash charges and cash inflows due to changes in operating assets and liabilities of $56.4 million.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $181.9 million consisting of $172.0 million in payments for acquisitions, net of cash acquired, $8.4 million of capital expenditures and $1.5 million for an investment in an unconsolidated entity.
During the six months ended June 30, 2024, net cash used in investing activities was $26.5 million consisting of $18.0 million in payments for acquisitions, net of cash acquired, $7.3 million in capital expenditures and $1.2 million for an investment in an unconsolidated entity.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $39.5 million primarily consisting of $50.0 million in net proceeds from drawdowns and partial repayment on the Revolving Credit Facility, $8.0 million in net proceeds from drawdowns and repayments on the Concierge Facility, $7.1 million in proceeds from the exercise of stock options, $2.8 million in capital contributions from non-controlling interests and $1.3 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $28.6 million in taxes paid related to the net share settlement of equity awards and $1.1 million in payments related to acquisitions, including contingent consideration payments.
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
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $364.5 million and $147.1 million as of June 30, 2025 and December 31, 2024, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2025 consisted of $177.3 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.50%. As of June 30, 2025, we had a total outstanding balance of $31.6 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of June 30, 2025, we had $50.0 million outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2025 did not include the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding operating lease right-of-use assets, intangible assets, net and goodwill, At World Properties Holdings, LLC and its consolidated subsidiaries represented approximately 4% of our consolidated assets as of June 30, 2025 and approximately 8% of our consolidated revenue for the six months ended June 30, 2025.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2024 Form 10-K. There have been no material changes to the risk factors set forth in our 2024 Form 10-K, except for the addition of the following risk factor (which was previously included in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025):
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From April 1, 2025 through August 4, 2025, we offered, sold and issued the following unregistered securities:
(1) On June 23, 2025, we issued 398,939 shares of our Class A common stock as consideration for earnout and holdback amounts payable to the sellers in a prior acquisition.
(2) On July 30, 2025, we issued 78,238 shares of our Class A common stock as consideration for holdback amounts payable to the sellers in a prior acquisition.
(3) On August 1, 2025, we issued 109,725 shares of our Class A common stock to the seller of a real estate brokerage business and we agreed to issue additional earnout and holdback shares in connection with the acquisition. Holdback shares are primarily for indemnification claims over the two-year period following closing. Earnout shares will be based on the extent to which gross profit exceeds at least 75% of each annual earnout target after closing for the next three years. The maximum number of shares we would be required to issue under the earnout and holdback is 245,137, based on the trailing 30-day average closing trading price of our Class A common stock as of August 1, 2025. We reserved the right to make holdback and earnout payments in cash instead of shares.
The offer, sale and issuance of the securities described above were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with the view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) Amendment to Material Definitive Agreement. On August 1, 2025, the Company entered into an amendment and extension (the “Amendment”) of the Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was originally entered into on July 31, 2020 and subsequently amended on July 29, 2021, August 5, 2022, and August 4, 2023. The Amendment, among other things, extends the term of the Concierge Facility on substantially the same terms and conditions through July 31, 2027, updates references to the U.K. and E.U. securitization rules and provides for a new interest rate of the term SOFR rate plus a margin of 2.50%.
Chief Financial Officer Compensation. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 30, 2025, Scott Wahlers has been appointed to serve as our Chief Financial Officer, effective August 22, 2025.

In connection with his appointment, Mr. Wahlers agreed to an offer letter with the Company (the “Offer Letter”), which provides for the following compensation arrangements: an annual base salary of $500,000; eligibility to receive a cash bonus with a target bonus amount of $500,000, prorated for the portion of 2025 during which Mr. Wahlers serves as Chief Financial Officer of the Company, based on the same 2025 metrics applicable to other executive officers; and, a one-time award of time-based restricted stock units (“RSUs”) representing the right to receive shares of the Company’s Class A common stock valued at $2.5 million, vesting primarily quarterly with some de minimis adjustments for administrative ease, beginning December 15, 2025, over four years. Mr. Wahlers will also receive the Company’s standard form of Change in Control and Severance Agreement for executive officers, the Company's standard Indemnification Agreement for executive officers, and the Company’s standard form of Employee Proprietary Information, Inventions, and Arbitration Agreement for executive officers which will include a non-competition agreement restricting Mr. Wahlers from working in the residential real estate brokerage industry anywhere in the United States for three years after he leaves Compass voluntarily or for Cause as defined in the Agreement.

The foregoing description of the Offer Letter is qualified in its entirety by reference to the text of the Offer Letter, which is filed as an exhibit to this Form 10-Q.
(b) None.
(c) Rule 10b5-1 Trading Arrangements. On May 12, 2025, Brad Serwin, General Counsel and Corporate Secretary, terminated his previously disclosed 10b5-1 trading arrangement and adopted a new Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to approximately 949,532 shares of the Company's common stock at various limit prices. The actual number of shares will depend on the number of shares underlying Restricted Stock Unit awards following net settlement for tax withholding obligations. Mr. Serwin's new trading arrangement is set to end on August 11, 2027.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Compass, Inc. Deferred Compensation Plan for Directors & Employees.	8-K	001-40291	10.1	5/29/25

10.2
Amendment No. 2 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 1, 2025.
X

10.3+	Offer Letter between the Company and Scott Wahlers, dated as of August 3, 2025.					X

10.4	Employee Proprietary Information, Inventions, and Arbitration Agreement between the Company and Scott Wahlers, dated as of August 3, 2025.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
____________
+ Management contract or compensatory plan.

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

COMPASS, INC.

Date: August 4, 2025	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Kalani Reelitz
Kalani Reelitz
Chief Financial Officer
(Principal Financial Officer)
i