Form 10-Q
period 2025-09-30
Compass, Inc.
filed 2025-11-05
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, there were 561,061,452 shares of the registrant’s common stock outstanding.

Compass, Inc.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to (i) to “Compass,” “Company,” “our,” “us,” and “we” and similar references refer to Compass, Inc. and its consolidated subsidiaries, (ii) “Anywhere” refers to Anywhere Real Estate Inc., (iii) “Merger” refers to the merger of the Company and Anywhere as announced in the Company’s Current Report on Form 8-K filed on September 22, 2025, and (iv) “Merger Agreement” refers to an Agreement and Plan of Merger pursuant to which the Company and Anywhere will consummate the Merger.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “expects,” “could,” “should,” “would,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based upon various estimates and assumptions, as well as information known to us as of the date hereof, and are subject to risks and uncertainties, including but not limited to:
•Our ability to complete the Merger with Anywhere on the expected timeline or at all due or the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, and in certain circumstances we may be required to pay a termination fee;
•Our ability to obtain the necessary regulatory approval in a timely manner and the risk that such approval is not obtained or is obtained subject to conditions that are not anticipated;
•Our ability to integrate Anywhere promptly and effectively upon completion of the Merger and the ability of the combined company to achieve anticipated cost synergies and other anticipated benefits on the expected timeline or at all;
•Our and the combined company’s ability to achieve the expected leverage or such leverage taking longer to realize than anticipated;
•Our and Anywhere’s ability to attract and retain agents, affiliates, and franchisees, as applicable;
•Our and Anywhere’s ability to retain management and other key personnel;

•Potential adverse reactions or changes to business relationships with our or Anywhere’s agents, agents’ clients, affiliates, franchisees and other persons resulting from the announcement or completion of the Merger;
•Unanticipated costs resulting from the Merger;
•Potential litigation relating to the Merger;
•Our ability to obtain financing for the Merger on favorable terms and in a timely manner or at all;
•Unexpected liabilities that we did not discover during due diligence process in connections with the Merger;
•General economic conditions, tariffs and trade tensions, geopolitical events, economic and industry downturns, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate;
•The effect of monetary policies of the federal government and its agencies;
•High mortgage interest rates;
•Ongoing industry antitrust class action litigation (including the Antitrust Lawsuits (as defined herein) filed against us) or any related regulatory activities;
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
•Our plan to continue to retain earnings rather than pay dividends for the foreseeable future; and
•Other factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025, which we refer to as our 2024 Form 10-K.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2024 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$170.3	$223.8
Accounts receivable, net of allowance of $4.3 and $4.4, respectively	70.5	48.6
Compass Concierge receivables, net of allowance of $10.1 and $10.4, respectively	35.5	24.4
Other current assets	37.0	33.2
Total current assets	313.3	330.0
Property and equipment, net	119.4	125.5
Operating lease right-of-use assets	377.4	389.7
Intangible assets, net	211.8	73.8
Goodwill	479.4	233.6
Other non-current assets	52.2	25.4
Total assets	$1,553.5	$1,178.0
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15.3	$13.0
Commissions payable	114.0	82.8
Accrued expenses and other current liabilities	133.1	140.3
Current lease liabilities	99.8	93.5
Concierge credit facility	28.8	23.6
Total current liabilities	391.0	353.2
Non-current lease liabilities	352.4	380.5
Other non-current liabilities	31.7	31.9
Total liabilities	775.1	765.6
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at September 30, 2025 and December 31, 2024; 558,603,659 shares issued and outstanding at September 30, 2025; 513,143,108 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	3,461.4	3,081.6
Accumulated deficit	(2,688.1)	(2,672.2)
Total Compass, Inc. stockholders’ equity	773.3	409.4
Non-controlling interest	5.1	3.0
Total stockholders’ equity	778.4	412.4
Total liabilities and stockholders’ equity	$1,553.5	$1,178.0
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,846.0	$1,494.0	$5,261.8	$4,248.7
Operating expenses:
Commissions and other related expense	1,503.4	1,227.7	4,295.2	3,495.3
Sales and marketing	93.8	88.2	281.9	276.5
Operations and support	111.1	84.4	317.1	246.5
Research and development	67.4	47.5	180.7	141.9
General and administrative	40.1	27.4	100.9	132.5
Anywhere merger transaction and integration expenses	7.5	—	7.5	—
Restructuring costs	2.3	1.7	14.2	7.5
Depreciation and amortization	27.6	20.5	85.8	62.7
Total operating expenses	1,853.2	1,497.4	5,283.3	4,362.9
Loss from operations	(7.2)	(3.4)	(21.5)	(114.2)
Investment income, net	1.5	2.2	3.6	4.7
Interest expense	(2.1)	(1.5)	(7.1)	(4.6)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(7.8)	(2.7)	(25.0)	(114.1)
Income tax benefit	0.2	0.3	3.3	0.7
Equity in income (loss) of unconsolidated entities	3.0	0.5	5.5	(0.7)
Net loss	(4.6)	(1.9)	(16.2)	(114.1)
Net loss attributable to non-controlling interests	—	0.2	0.3	0.2
Net loss attributable to Compass, Inc.	$(4.6)	$(1.7)	$(15.9)	$(113.9)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	565,895,221	505,993,014	558,840,800	498,247,783
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended September 30, 2025:
Balances at June 30, 2025	523,306,435	$—	$3,403.4	$(2,683.5)	$719.9	$5.5	$725.4
Net loss	—	—	—	(4.6)	(4.6)	—	(4.6)
Share Consideration issued in connection with the acquisition of Christie’s International Real Estate (Note 3)	28,440,129	—	—	—	—	—	—
Issuance of common stock in connection with acquisitions	1,234,841	—	11.0	—	11.0	—	11.0
Issuance of common stock upon exercise of stock options	933,939	—	3.7	—	3.7	—	3.7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,446,278	—	(18.6)	—	(18.6)	—	(18.6)
Issuance of common stock under the Employee Stock Purchase Plan	242,037	—	1.6	—	1.6	—	1.6
Stock-based compensation	—	—	60.3	—	60.3	—	60.3
Other activity related to non-controlling interests	—	—	—	—	—	(0.4)	(0.4)
Balances at September 30, 2025	558,603,659	$—	$3,461.4	$(2,688.1)	$773.3	$5.1	$778.4
For the three months ended September 30, 2024:
Balances at June 30, 2024	501,172,106	$—	$3,028.4	$(2,630.0)	$398.4	$3.3	$401.7
Net loss	—	—	—	(1.7)	(1.7)	(0.2)	(1.9)
Issuance of common stock in connection with acquisitions	941,394	—	4.1	—	4.1	—	4.1
Issuance of common stock upon exercise of stock options	554,627	—	1.1	—	1.1	—	1.1
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,575,570	—	(7.7)	—	(7.7)	—	(7.7)
Issuance of common stock under the Employee Stock Purchase Plan	337,357	—	1.1	—	1.1	—	1.1
Stock-based compensation	—	—	32.7	—	32.7	—	32.7
Balances at September 30, 2024	507,581,054	$—	$3,059.7	$(2,631.7)	$428.0	$3.1	$431.1
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,081.6	$(2,672.2)	$409.4	$3.0	$412.4
Net loss	—	—	—	(15.9)	(15.9)	(0.3)	(16.2)
Share Consideration issued and to be issued in connection with the acquisition of Christie’s International Real Estate (Note 3)	28,440,129	—	250.1	—	250.1	—	250.1
Issuance of common stock in connection with acquisitions	1,633,780	—	13.6	—	13.6	—	13.6
Issuance of common stock upon exercise of stock options	3,052,869	—	10.4	—	10.4	—	10.4
Issuance of common stock upon settlement of RSUs, net of taxes withheld	11,773,733	—	(47.2)	—	(47.2)	—	(47.2)
Issuance of common stock under the Employee Stock Purchase Plan	560,040	—	2.9	—	2.9	—	2.9
Stock-based compensation	—	—	150.0	—	150.0	—	150.0
Other activity related to non-controlling interests	—	—	—	—	—	2.4	2.4
Balances at September 30, 2025	558,603,659	$—	$3,461.4	$(2,688.1)	$773.3	$5.1	$778.4
For the nine months ended September 30, 2024:
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(113.9)	(113.9)	(0.2)	(114.1)
Issuance of common stock in connection with acquisitions	6,583,051	—	26.6	—	26.6	—	26.6
Issuance of common stock upon exercise of stock options	3,258,748	—	5.9	—	5.9	—	5.9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	12,124,714	—	(21.8)	—	(21.8)	—	(21.8)
Issuance of common stock under the Employee Stock Purchase Plan	721,275	—	2.2	—	2.2	—	2.2
Stock-based compensation	—	—	100.3	—	100.3	—	100.3
Balances at September 30, 2024	507,581,054	$—	$3,059.7	$(2,631.7)	$428.0	$3.1	$431.1
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(16.2)	$(114.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85.8	62.7
Stock-based compensation	145.2	96.3
Equity in (income) loss of unconsolidated entities	(5.5)	0.7
Change in acquisition-related contingent consideration	(0.8)	1.3
Bad debt expense	(0.1)	(0.1)
Amortization of debt issuance costs	0.7	0.5
Changes in operating assets and liabilities:
Accounts receivable	(6.9)	(6.9)
Compass Concierge receivables	(11.5)	(11.1)
Other current assets	1.5	16.0
Other non-current assets	(6.8)	4.6
Operating lease right-of-use assets and operating lease liabilities	(9.6)	(13.1)
Accounts payable	0.2	(5.6)
Commissions payable	24.6	25.0
Accrued expenses and other liabilities	(29.2)	34.8
Net cash provided by operating activities	171.4	91.0
Investing Activities
Investment in unconsolidated entities	(3.9)	(2.0)
Capital expenditures	(10.3)	(11.9)
Payments for acquisitions, net of cash acquired	(174.8)	(18.9)
Net cash used in investing activities	(189.0)	(32.8)
Financing Activities
Proceeds from exercise of stock options	10.8	5.9
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2.9	2.2
Taxes paid related to net share settlement of equity awards	(47.2)	(21.8)
Proceeds from drawdowns on Concierge Facility	38.9	38.0
Repayments of drawdowns on Concierge Facility	(33.7)	(35.3)
Proceeds from drawdowns on Revolving Credit Facility	70.0	—
Repayments of drawdowns on Revolving Credit Facility	(70.0)	—
Payments related to acquisitions, including contingent consideration	(7.1)	(2.9)
Other	(0.5)	—
Net cash used in financing activities	(35.9)	(13.9)
Net (decrease) increase in cash and cash equivalents	(53.5)	44.3
Cash and cash equivalents at beginning of period	223.8	166.9
Cash and cash equivalents at end of period	$170.3	$211.2
Supplemental disclosures of cash flow information:
Cash paid for interest	$4.9	$2.8
Supplemental non-cash information:
Issuance of common stock for acquisitions	$263.7	$26.6
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
On a limited basis, the Company has issued RSUs that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The Company adopted ASU 2023-07 retrospectively as of January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. This new guidance amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments in this update are effective for fiscal years beginning after December 15, 2025. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
3.    Acquisitions
Christie’s International Real Estate
On January 13, 2025, the Company closed the merger transaction (the “Acquisition”) contemplated by the Agreement and Plan of Merger (the “Christie’s Agreement”), dated November 25, 2024, by and among the Company, Compass Brokerage, LLC, Company Merger Sub, LLC, At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“Christie’s International Real Estate”), At World Properties Principals Blocker, Inc. (“Principals Blocker”), At World Properties IX Blocker, Inc. (“IX Blocker”), Apple IX Blocker Merger Sub, Inc., Apple Principals Blocker Merger Sub, Inc., and Quad-C LLC, as seller representative. Pursuant to the Christie’s Agreement, on January 13, 2025 (the “Closing Date”), the Company acquired all of the issued and outstanding equity securities of each of Principals Blocker, IX Blocker and Christie’s International Real Estate and each of Principals Blocker, IX Blocker and Christie’s International Real Estate became a wholly owned subsidiary of the Company. The Company entered into this transaction to expand its existing brokerage and integrated services businesses in key domestic markets and to establish a presence in the high-margin franchise sector through the Christie’s International Real Estate brand.
The aggregate consideration (“Purchase Consideration”) payable pursuant to the Christie’s Agreement consisted of (i) $153.0 million (the “Cash Consideration”); and (ii) 44.1 million shares of the Company’s Class A common stock (the “Share Consideration”). The Share Consideration is subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), is (i) greater than $344.0 million, in which case the Share Consideration will be reduced by a number of shares in an aggregate amount of up to $50.0 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares, or (ii) less than $344.0 million, in which case the Share Consideration will be increased by a number of shares in an aggregate amount of up to $50.0 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares.
In May 2025, the Company and certain sellers of the Christie’s International Real Estate entities (the “Early Payees”) amended the terms of the Share Consideration (the “May 2025 Amendment”). Under the May 2025 Amendment, if the Company’s stock price reaches the value that would trigger the minimum number of shares to be issued under the original collar structure, the Early Payees would be paid at that time rather than at the end of the original one-year collar period (the “Early Release Collar”). This accelerated payment could occur only (1) after the six-month anniversary and before the one-year anniversary of the Closing Date, and (2) if the spot price of the Company’s stock equals or exceeds the volume-weighted average price used to measure achievement of the target value. If these conditions were not met, payment would occur as originally provided in the Christie’s Agreement. In August 2025, the Early Release Collar was triggered and the Company delivered 28.4 million shares (the “Accelerated Share Consideration”) to the Early Payees. Certain sellers representing approximately 26% of the Share Consideration (the “Non-Accelerated Sellers”) chose to be excluded from the Early Release Collar and their portion of the Share Consideration will still be determined on the 366th day following the closing of the Acquisition in January 2026. The potential number of shares that remain issuable to the Non-Accelerated Sellers ranges from 10.1 million to 13.6 million and will be delivered in three equal installments in January 2026, 2027, and 2028.
The total consideration transferred included $153.0 million in cash paid. The total consideration transferred also included the fair value of the Share Consideration, estimated at $250.1 million as of the acquisition date. The final number of shares to be issued in connection with the Share Consideration is dependent on the Company’s share price on the 366th day following the Closing Date. The Company utilized a Monte Carlo simulation model to estimate the fair value of the Share Consideration as of the acquisition date. Significant inputs to the model included the term of the Share Consideration adjustment period, the Company’s historical equity volatility, and the target share price. Because the settlement amount is based on the future trading price of the Company’s common stock, which represents an unobservable input, the fair value measurement is classified within Level 3 of the fair value hierarchy. The Company determined that the Share Consideration should be classified as equity as the monetary value of the obligation is not predominantly fixed and the variability in the settlement amount is based solely on changes in the Company’s own stock price. The May 2025 Amendment provided mutual economic benefit to the Company and participating sellers, affecting only the timing of settlement within the original arrangement’s terms. As a result, the equity classification of the Share Consideration remains unchanged, and the accounting impact was recorded entirely in Additional Paid-In Capital, with no effect on the income statement or purchase accounting.
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
Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the monetization opportunities from the Acquisition’s current and future offerings and the value of the assembled workforce.
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
Due to the delivery of the Accelerated Share Consideration, $146.6 million of the goodwill recorded for this acquisition is deductible for tax purposes. Once the remaining Share Consideration is issued, the amount of tax-deductible goodwill may increase to approximately $212.2 million. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
In connection with the Acquisition, the Company incurred approximately $5.4 million in transaction-related costs, of which $3.4 million are legal fees and $2.0 million are professional and general consulting fees, which were expensed as incurred. $4.3 million of these transaction-related expenses were incurred during the year ended December 31, 2024 and $1.1 million were incurred during the nine months ended September 30, 2025. These expenses have been presented within the General and administrative line of the condensed consolidated statements of operations.
Pro Forma Information
The acquired entity’s results have been included in the Company’s consolidated financial statements from the Acquisition date onward. The first column in the table below reflects the acquired entity’s actual results post-acquisition, while the second and third columns present the Company’s pro forma results as if the Acquisition had occurred on January 1, 2024 (in millions):

	Actuals	Pro Forma
	January 13, 2025 through September 30, 2025	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenue	$434.7	$5,270.0	$4,654.4
Net income (loss)	$18.6	$(20.9)	$(115.3)
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
Other Acquisitions
During the nine months ended September 30, 2025, the Company completed the acquisitions of 100% ownership in a residential real estate brokerage and a title insurance and escrow settlement business. In addition, the Company purchased the assets of three smaller residential real estate brokerages and a separate title insurance and escrow settlement business. The purpose of these acquisitions was to expand the Company’s brokerage and title and escrow footprint in key domestic markets. The Company has accounted for these acquisitions as business combinations.
The acquisition consideration includes $29.5 million in cash, net of cash acquired, paid during the nine months ended September 30, 2025, $10.5 million in the Company’s Class A common stock, and additional amounts contingent on achieving earnings-based targets through 2027. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet. The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of $16.4 million of goodwill and $24.8 million of customer relationships, which is being amortized over the estimated useful life of approximately 4 to 6 years.
The Company has recorded preliminary purchase price allocations as of each acquisition date and expects to finalize them within each acquisition’s applicable one-year measurement period. Adjustments during the measurement periods will be offset against goodwill. After the applicable measurement periods end, any further adjustments will be reflected in the consolidated statements of operations.
Pro forma revenue and earnings for these acquisitions has not been presented because they are not material to the Company’s consolidated revenue and results of operations.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of September 30, 2025, the undiscounted estimated payment under these arrangements was $32.5 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Opening balance	$30.8	$26.9	$31.0	$20.9
Acquisitions and measurement period adjustments	0.7	(0.3)	5.5	7.1
Payments	(0.7)	(0.4)	(4.2)	(2.7)
Changes in fair value included in net loss	0.7	0.4	(0.8)	1.3
Closing balance	$31.5	$26.6	$31.5	$26.6
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. For the three and nine months ended September 30, 2025, the Company recognized expense of $0.8 million within Operations and support in the condensed consolidated statements of operations related to these arrangements. There were no similar expenses during the three and nine months ended September 30, 2024.
4.    Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $170.3 million and $223.8 million as of September 30, 2025 and December 31, 2024, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $31.5 million and $31.0 million as of September 30, 2025 and December 31, 2024, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 – “Acquisitions” for changes in contingent consideration for the three and nine months ended September 30, 2025 and 2024. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities	$5.8	$3.3
Other non-current liabilities	25.7	27.7
Total contingent consideration	$31.5	$31.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company’s common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte-Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2025 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support expense in the condensed consolidated statements of operations (see Note 3 – “Acquisitions”).

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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31, 2027. The interest rate on the drawn down balance of the Concierge Facility was 6.87% as of September 30, 2025. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of September 30, 2025, the Company was in compliance with the covenants under the Concierge Facility.
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
Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent (the “Administrative Agent”), and certain other lenders, which was subsequently amended on May 1, 2023. The Revolving Credit Facility provides for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The Revolving Credit Facility also includes a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate (“SOFR”) plus a margin of 1.50%. The base rate is equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00% and (d) 1.00%. The SOFR term rate is determined by the Administrative Agent as the forward-looking term rate plus a 0.10% adjustment. During an event of default under the Revolving Credit Facility, the applicable interest rates are increased by 2.0% per annum.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the loan commitments in whole or in part, under the Revolving Credit Facility without premium or penalty prior to maturity. As of September 30,

2025, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled approximately $27.7 million.
The Revolving Credit Facility contains customary representations, warranties, financial covenants applicable to the Company and its restricted subsidiaries, affirmative covenants, such as financial statement reporting requirements, and negative covenants which restrict their ability, among other things, to incur liens and indebtedness, make certain investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenants require that (i) the Company maintains liquidity of at least $150.0 million as of the last day of each fiscal quarter and each date of a credit extension and (ii) the Company’s consolidated total revenue as of the last day of each fiscal quarter be equal to or greater than the specified amount corresponding to such period. Minimum liquidity is defined as unused amounts under the $350.0 million Revolving Credit Facility plus the unrestricted cash of Compass and its restricted subsidiaries. The minimum required consolidated revenue threshold for the trailing four fiscal quarters is $4,668.0 million during 2024 and thereafter. As of September 30, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.
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
Real Estate Commission Antitrust Litigation
The Company and its subsidiaries have been named as defendants in lawsuits that allege, among other things, violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 (the “Antitrust Lawsuits”).
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
Two putative class action lawsuits, March v. Real Estate Board of New York, et al., No. 1:23-cv-09995 (S.D.N.Y.) (“March”), filed on November 13, 2023, and Friedman v. Real Estate Board of New York, et al., Case No. 1:23-cv-09601 (S.D.N.Y.) (“Friedman”), filed on January 18, 2024, name the Company as a defendant and allege, among other things, that the Real Estate Board of New York, and a number of real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. The Friedman and March matters also allege violations of the Donnelly Act, N.Y. Gen. Bus. § 340, and the March matter further seeks injunctive relief pursuant to Section 16 of the Clayton Act, 15 U.S.C. § 26. The Friedman and March matters are limited in scope to the New York City boroughs of Brooklyn, and Manhattan, respectively.
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
On March 21, 2024, the Company entered into a settlement agreement to resolve the Gibson and Umpa cases on a nationwide basis. The settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company and its subsidiaries (collectively, the “Claims”) and releases the Company, its subsidiaries and affiliated agents from the Claims. Under the settlement agreement, the Company agreed to pay $57.5 million and make certain changes to its business practices. The Company’s motion for final approval of the settlement agreement was granted on October 31, 2024 and the settlement agreement is now effective. The final approval ruling was appealed by certain class members that objected to the settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced above, which are now pending before the United States Circuit Court of Appeals for the Eighth Circuit. The objecting parties filed their briefs on April 21, 2025. Responses, including those by the Company, were filed on July 28, 2025. The objecting parties may file any replies thereafter. The Gibson, Grace, Fierro, Whaley, Umpa, March, Friedman, QJ, and Peiffer cases are stayed pending the appeal of the final approval of the settlement agreement.
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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2025 and December 31, 2024, the Company was contingently liable for $27.7 million and $53.8 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $350.2 million and $147.1 million as of September 30, 2025 and December 31, 2024, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
7.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of September 30, 2025 and December 31, 2024, there are no shares of the Company’s preferred stock issued and outstanding.
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

The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	548,481,226	548,481,226
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	558,603,659	558,603,659

	December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	501,384,321	501,384,321
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	11,758,787	11,758,787
Total	13,850,000,000	513,143,108	513,143,108
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. Effective January 1, 2025, the number of shares available for future grants increased by an additional 25.7 million shares as a result of the annual increase provision described above. As of September 30, 2025, there were 49.9 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. The Company elected to forgo the annual increase to the number of authorized shares available for grant under the ESPP that would have occurred on January 1, 2025. As of September 30, 2025, 17.5 million shares of Class A common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the nine months ended September 30, 2025, the Company issued 0.6 million shares of Class A common stock under the ESPP.
The Company recognized $0.3 million and $0.9 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, $0.5 million had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	33,683,424	$6.02	4.4	$30.2
Granted	—	—
Exercised	(3,052,869)	3.41
Forfeited	(559,081)	7.42
Balance as of September 30, 2025	30,071,474	$6.26	3.8	$68.1
Exercisable and vested at September 30, 2025	29,130,422	$6.16	3.8	$67.2
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $8.03 and $5.85 as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025 and 2024, the intrinsic value of options exercised was $15.3 million and $7.3 million, respectively.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	27,889,410	$4.73
Granted	47,988,028	7.80
Vested and converted to common stock (1)	(18,170,764)	5.45
Forfeited	(4,494,940)	6.10
Balance as of September 30, 2025	53,211,734	$7.14

(1)During the nine months ended September 30, 2025, the Company net settled all RSUs through which it issued an aggregate of 18.2 million shares of Class A common stock and withheld an aggregate of 6.4 million shares of Class A common stock to satisfy $47.2 million of tax withholding obligations on behalf of the Company’s employees.
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
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and other related expense	$0.4	$—	$0.4	$—
Sales and marketing	9.0	7.8	24.6	24.0
Operations and support	11.4	4.2	25.8	12.3
Research and development	27.7	14.6	66.0	44.7
General and administrative	11.1	5.9	28.4	15.3
Total stock-based compensation expense	$59.6	$32.5	$145.2	$96.3
As of September 30, 2025, unrecognized stock-based compensation expense totaled $309.3 million and is expected to be recognized over a weighted-average period of 2.9 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
9.    Income Taxes
The Company recognized $0.2 million and $3.3 million of income tax benefit for the three and nine months ended September 30, 2025, respectively. The income tax benefit recognized for the three months ended September 30, 2025 was a result of deferred tax benefits recognized internationally, partially offset by current taxes. The income tax benefit recognized for the nine months ended September 30, 2025 was a result of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities in connection with the acquisition of Christie’s International Real Estate, partially offset by international and state taxes. For the three and nine months ended September 30, 2024, the Company recognized income tax benefits of $0.3 million and $0.7 million, respectively.
The Company continues to maintain a full valuation allowance on all domestic net deferred tax assets based on numerous factors including estimated future taxable income and historic profitability.
The Company had no material uncertain tax positions as of the period ended September 30, 2025 nor does it expect a substantial increase in the next 12 months. If applicable, the Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.
The U.S. is the Company’s only material tax jurisdiction. The Company is generally no longer subject to U.S. federal examination by the Internal Revenue Service (“IRS”) for years before 2015. The IRS and state taxing authorities can subject the Company to audit dating back to 2012 when the Company begins to utilize its net operating loss carryforwards.

On July 4, 2025, the One Big Beautiful Bill Act (“OB3”) was signed into law. The OB3 introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deductions. The Company does not expect the legislation to have a material impact on the Company’s consolidated financial statements while the Company maintains a full valuation allowance on all domestic net deferred tax assets. The Company will continue to evaluate as further information becomes available.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Compass, Inc.	$(4.6)	$(1.7)	$(15.9)	$(113.9)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted (1)	565,895,221	505,993,014	558,840,800	498,247,783
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.23)

(1)For the three and nine months ended September 30, 2025, the weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted, include 38.5 million shares related to the Share Consideration. These shares represent the minimum number of shares to be issued in connection with the acquisition of Christie’s International Real Estate and were included in the calculation beginning on January 13, 2025, the acquisition date. Of the total, 28.4 million shares were issued during the three months ended September 30, 2025, and 10.1 million shares remain issuable to the Non-Accelerated Sellers (see Note 3 – “Acquisitions”).
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options	30,071,474	35,364,486	30,071,474	35,364,486
Outstanding RSUs	53,211,734	32,866,211	53,211,734	32,866,211
Shares subject to the Employee Stock Purchase Plan	257,037	336,429	257,037	336,429
Unvested early exercised stock options	—	1,660	—	1,660
Unvested common stock	28,974	115,895	28,974	115,895
Incremental common stock to be issued in connection with the Share Consideration (1)	743,451	—	743,451	—
Total	84,312,670	68,684,681	84,312,670	68,684,681
(1)Represents the incremental number of shares that would have been issuable to the Non-Accelerated Sellers in connection with the Share Consideration if the share count had been determined as of September 30, 2025. This amount is incremental to the 10.1 million minimum shares already included in the weighted-average shares used to compute net loss per share attributable to Compass, Inc., basic and diluted.

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
Payment to the Company for these services under the Concierge Classic program or repayment of the loan funds under the Concierge Capital program is due upon the earlier of a successful home sale, the termination of the listing agreement or one year from the date in which costs were originally funded. Compass Concierge receivables (“Concierge Receivables”) are stated at the amount advanced to the home sellers, net of an estimated allowance for credit losses (“ACL”) in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any material income from the Compass Concierge Program. The Company incurs service fees payable to the Lender and incurs bad debt expense in connection with the Compass Concierge Program.
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
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of September 30, 2025 and December 31, 2024, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass

Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables for the three and nine months ended September 30, 2025 (in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning of period	$10.3	$10.4
Allowances	0.1	0.3
Net write-offs	(0.3)	(0.6)
End of period	$10.1	$10.1
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the condensed consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of September 30, 2025 (in millions):

September 30, 2025
Current	$40.1
31-90 days past due	1.1
Over 90 days past due	4.4
Total	$45.6
12.    Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, wound down Modus Technologies, Inc., terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The lease termination costs were recognized as a result of the accelerated amortization of various right-of-use assets and other lease-related costs. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and continued positive free cash flow. The Company continued its cost reduction initiatives during the three and nine months ended September 30, 2025 and 2024 and the related expenses have been presented within the Restructuring costs and Depreciation and amortization lines in the condensed consolidated statements of operations as applicable.
The following table summarizes the total costs incurred in connection with the Company’s restructuring activities during the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance related personnel costs	$—	$—	$5.7	$—
Lease termination costs	2.3	1.7	8.5	7.5
Accelerated depreciation	—	0.1	—	1.9
Total expense	$2.3	$1.8	$14.2	$9.4

The total costs incurred in connection with the Company’s restructuring activities during the three and nine months ended September 30, 2025 and 2024 were included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring costs	$2.3	$1.7	$14.2	$7.5
Depreciation and amortization	—	0.1	—	1.9
Total expense	$2.3	$1.8	$14.2	$9.4
The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of September 30, 2025 (in millions):

Payment Due by Period
Remaining 2025	$4.2
2026	7.7
2027	7.4
2028	5.9
Thereafter	6.5
Total	$31.7
13.    Proposed Merger With Anywhere Real Estate Inc.
As previously disclosed in Form 8-K on September 22, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and the Company's wholly-owned subsidiary (“Merger Sub”). Under the Merger Agreement, and subject to its terms and conditions, Merger Sub will merge with and into Anywhere (the “Merger”), with Anywhere continuing as a wholly owned subsidiary of the Company.
Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of Anywhere issued and outstanding will be converted into the right to receive 1.436 fully paid and nonassessable shares of the Company’s Class A common stock. All outstanding equity awards of Anywhere will be converted into Compass equity awards under the 1.436 exchange ratio.
In connection with its entry into the Merger Agreement, on September 22, 2025, the Company entered into a debt financing commitment letter and related fee letters with Morgan Stanley Senior Funding, Inc. (“MSSF”), pursuant to which MSSF has committed to provide the Company with debt financing in an aggregate principal amount of up to $750 million in the form of a 364-day senior secured bridge loan facility, subject to customary conditions and entry into definitive financing and ancillary documentation as set forth therein. The Company expects that the existing senior notes of Anywhere and its subsidiaries will remain in place following the closing. The net proceeds of the debt financing are expected to be used to refinance certain existing indebtedness of Anywhere and its subsidiaries and to pay fees, costs and expenses related thereto.
The Merger is expected to close in the second half of 2026, subject to approval by both the Company’s and Anywhere’s shareholders, and satisfaction of customary closing conditions, including receipt of regulatory approvals. As of the date of this filing, the Company has submitted its notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended with the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice and expects to file its preliminary proxy statement/prospectus on Form S-4 with the SEC in November 2025.
Upon termination of the Merger Agreement under certain specified circumstances, a termination fee of $200 million will be payable by the Company or Anywhere, as applicable. In addition, upon termination of the Merger Agreement because certain required regulatory clearances are not obtained before the Outside Date (as defined in the Merger Agreement) or if the Merger is permanently enjoined, the Company will be required to pay Anywhere a termination fee of $350 million.

During the three months ended September 30, 2025, the Company incurred $7.5 million of transaction expenses in connection with the signing of the Merger. These costs, which consist of investment banking and legal fees related to the Merger, are presented within the Anywhere merger transaction and integration expenses line item of the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the 2024 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, “Risk Factor” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2025.
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
Our Business and Business Model
We are a leading tech-enabled real estate services company that includes the largest residential real estate brokerage in the United States by sales volume, which primarily operates under the Compass brand operating in 39 states and Washington DC, with approximately 38,400 agents. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage. In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. We refer to the independently operated brokerages that license the Christie’s International Real Estate brand name as “affiliates”. Christie’s International Real Estate is among the world’s premier global luxury real estate brands with over 100 independently operated brokerages in over 50 countries and territories.
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
Our end-to-end proprietary technology platform (the “Compass platform”) allows real estate agents to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. The Compass platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. The Compass platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, title and escrow and mortgage services are integrated and are available on the Compass platform.
Compass One, an all-in-one client dashboard, launched in February 2025, provides a client-facing version of the Compass platform to consumers, allowing agents’ clients to have a differentiated experience where they can access the tools, services and advantages Compass offers to manage their homeownership journey.
Operational Highlights for the Three Months Ended September 30, 2025
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.
We had approximately 38,400 agents on our platform as of September 30, 2025. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
As of September 30, 2025, the Number of Principal Agents was 21,5501, an increase of 4,008, or 22.8%, from September 30, 2024. The principal agent additions primarily relate to our recent acquisitions of various residential real estate brokerages and organic recruitment efforts.
During the three months ended September 30, 2025, our agents closed 67,886 Total Transactions, an increase of 21.5% when compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, the increase in total transactions was primarily attributable to the residential real estate brokerages acquires since the prior-year period and organic recruitment efforts.
Our Gross Transaction Value for the three months ended September 30, 2025 was $70.7 billion, an increase of 22.5% when compared to the three months ended September 30, 2024. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets, as well as the residential real estate brokerages acquired since the same period a year ago.
For the three months ended September 30, 2025, our Gross Transaction Value represented 5.63% of residential real estate transacted in the U.S., compared to 4.80% for the three months ended September 30, 2024. We calculate our market share
1 The Number of Principal Agents metric excludes approximately 900 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company’s standard commission model.

by dividing our Gross Transaction Value, or the total dollar value of transactions closed by agents on our platform, by two times (to account for the sell-side and buy-side of each transaction) the aggregate dollar value of U.S. existing home sales as reported by the National Association of Realtors (“NAR”). Gross Transaction Value includes a de minimis number of new development and commercial brokerage transactions.
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
Proposed Merger With Anywhere Real Estate Inc.
On September 22, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”). Under the Merger Agreement, and subject to its terms and conditions, Merger Sub will merge with and into Anywhere (the “Merger”), with Anywhere continuing as our wholly owned subsidiary.
Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of Anywhere issued and outstanding will be converted into the right to receive 1.436 fully paid and nonassessable shares of our Class A common stock. All outstanding equity awards of Anywhere will be converted into Compass equity awards under the 1.436 exchange ratio.
In connection with our entry into the Merger Agreement, on September 22, 2025, we entered into a debt financing commitment letter and related fee letters with Morgan Stanley Senior Funding, Inc. (“MSSF”), pursuant to which MSSF has committed to provide us with debt financing in an aggregate principal amount of up to $750 million in the form of a 364-day senior secured bridge loan facility, subject to customary conditions and entry into definitive financing and ancillary documentation as set forth therein. We expect that the existing senior notes of Anywhere and its subsidiaries will remain in place following the closing. The net proceeds of the debt financing are expected to be used to refinance certain existing indebtedness of Anywhere and its subsidiaries and to pay fees, costs and expenses related thereto.
The Merger is expected to close in the second half of 2026, subject to approval by both our and Anywhere’s shareholders, and satisfaction of customary closing conditions, including receipt of regulatory approvals. As of the date of this filing, we have submitted our notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR") with the U.S. Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice and expect to file our preliminary proxy statement/prospectus on Form S-4 with the SEC in November 2025.
Upon termination of the Merger Agreement under certain specified circumstances, a termination fee of $200 million will be payable by Compass or Anywhere, as applicable. In addition, upon termination of the Merger Agreement because certain required regulatory clearances are not obtained before the Outside Date (as defined in the Merger Agreement) or if the Merger is permanently enjoined, we will be required to pay Anywhere a termination fee of $350 million.
Impact of the Macroeconomic Conditions and Recent Industry Practice Changes on the U.S. Residential Real Estate Market and Our Business
A number of macroeconomic conditions, including high interest rates and the Federal Reserve Board’s policies, have contributed to the slowdown in the U.S. residential real estate market, impacting our business and financial results.

Specifically, these conditions resulted in slowed consumer demand, declining home affordability and low inventory. While the Federal Reserve Board has begun to ease interest rates and the U.S. residential real estate market has experienced slight improvements, lack of further improvements, any slowdown or additional challenging conditions could have a significant impact on our business and financial results during the remainder of 2025 and beyond.
Additionally, as part of its nationwide class action settlement of the antitrust claims, NAR agreed to implement certain industry-wide practice changes, including, but not limited to, prohibiting buyer brokers’ offers of compensation from being included in listings on Multiple Listing Services and requiring a buyer to enter into a written agreement with their agent that would set forth the buyer broker’s fee before showing the buyer a property. These changes went into effect in August of 2024. Early in the spring of 2024, we entered into our own class action antitrust settlement and agreed to implement certain other practice changes. See Note 6 - “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. Further, we believe the Department of Justice is continuing to focus on the real estate industry, including the practice changes resulting from the NAR settlement, which could result in additional practice-wide changes.
While we continue to assess the effects of the ongoing slowdown and the industry-wide changes on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact on our revenue, profitability, or liquidity. In the meantime, the significant cost reduction actions that we have taken since 2022 and our continued cost discipline reduced our operating expense levels to the point that we are able to consistently generate positive operating cash flow, aside from a limited number of seasonally slower transaction volume months during the year.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in millions, except percentages)
Revenue	$1,846.0	100.0%	$1,494.0	100.0%	$5,261.8	100.0%	$4,248.7	100.0%
Operating expenses:
Commissions and other related expense (1)	1,503.4	81.4	1,227.7	82.2	4,295.2	81.6	3,495.3	82.3
Sales and marketing (1)	93.8	5.1	88.2	5.9	281.9	5.4	276.5	6.5
Operations and support (1)	111.1	6.0	84.4	5.6	317.1	6.0	246.5	5.8
Research and development (1)	67.4	3.7	47.5	3.2	180.7	3.4	141.9	3.3
General and administrative (1)	40.1	2.2	27.4	1.8	100.9	1.9	132.5	3.1
Anywhere merger transaction and integration expenses	7.5	0.4	—	—	7.5	0.1	—	—
Restructuring costs	2.3	0.1	1.7	0.1	14.2	0.3	7.5	0.2
Depreciation and amortization	27.6	1.5	20.5	1.4	85.8	1.6	62.7	1.5
Total operating expenses	1,853.2	100.4	1,497.4	100.2	5,283.3	100.4	4,362.9	102.7
Loss from operations	(7.2)	(0.4)	(3.4)	(0.2)	(21.5)	(0.4)	(114.2)	(2.7)
Investment income, net	1.5	0.1	2.2	0.1	3.6	0.1	4.7	0.1
Interest expense	(2.1)	(0.1)	(1.5)	(0.1)	(7.1)	(0.1)	(4.6)	(0.1)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(7.8)	(0.4)	(2.7)	(0.2)	(25.0)	(0.5)	(114.1)	(2.7)
Income tax benefit	0.2	—	0.3	—	3.3	0.1	0.7	—
Equity in income (loss) of unconsolidated entities	3.0	0.2	0.5	—	5.5	0.1	(0.7)	—
Net loss	(4.6)	(0.2)	(1.9)	(0.1)	(16.2)	(0.3)	(114.1)	(2.7)
Net loss attributable to non-controlling interests	—	—	0.2	—	0.3	—	0.2	—
Net loss attributable to Compass, Inc.	$(4.6)	(0.2%)	$(1.7)	(0.1%)	$(15.9)	(0.3%)	$(113.9)	(2.7%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions and other related expense	$0.4	$—	$0.4	$—
Sales and marketing	9.0	7.8	24.6	24.0
Operations and support	11.4	4.2	25.8	12.3
Research and development	27.7	14.6	66.0	44.7
General and administrative	11.1	5.9	28.4	15.3
Total stock-based compensation expense	$59.6	$32.5	$145.2	$96.3

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Revenue	$1,846.0	$1,494.0	$352.0	23.6%	$5,261.8	$4,248.7	$1,013.1	23.8%
Revenue was $1,846.0 million and $5,261.8 million during the three and nine months ended September 30, 2025, an increase of $352.0 million, or 23.6%, and $1,013.1 million, or 23.8%, compared to the prior-year periods, respectively. The increase for the three and nine months ended September 30, 2025 was primarily driven by an increase in the number of agents that joined our platform during 2024 and 2025, including those agents attributable to businesses acquired since October 2024. The Number of Principal Agents as of September 30, 2025 grew to 21,550, an increase of 22.8% from the year ago period.
Operating Expenses
Commissions and other related expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$1,503.4	$1,227.7	$275.7	22.5%	$4,295.2	$3,495.3	$799.9	22.9%
Percentage of revenue	81.4%	82.2%			81.6%	82.3%
Commissions and other related expense was $1,503.4 million and $4,295.2 million during the three and nine months ended September 30, 2025, an increase of $275.7 million, or 22.5%, and $799.9 million, or 22.9%, compared to the prior-year periods, respectively. The increase in absolute dollars of Commission and other related expense for the three and nine months ended September 30, 2025 when compared to the prior-year periods was primarily driven by increased revenue. The decrease as a percentage of revenue was driven by the impact of recent acquisitions which operate with more favorable average agent commissions splits compared to our core brokerage.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$93.8	$88.2	$5.6	6.3%	$281.9	$276.5	$5.4	2.0%
Percentage of revenue	5.1%	5.9%			5.4%	6.5%
Sales and marketing expense was $93.8 million and $281.9 million during the three and nine months ended September 30, 2025, an increase of $5.6 million, or 6.3%, and $5.4 million, or 2.0%, compared to the prior-year periods, respectively. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $9.0 million and $24.6 million for the three and nine months ended September 30, 2025 and $7.8 million and $24.0 million for the three and nine months ended September 30, 2024, respectively. Sales and marketing expense excluding stock-based compensation expense, was $84.8 million, or 4.6% of revenue, and $257.3 million, or 4.9% of revenue, for the three and nine months ended September 30, 2025 and $80.4 million, or 5.4% of revenue, and $252.5 million, or 5.9% of revenue, for the three and nine months ended September 30, 2024, respectively. The increase in Sales and marketing expense in absolute dollars, excluding stock-based compensation expense, during the three and nine months ended September 30, 2025 as compared to the prior-year periods was primarily due to increased occupancy and personnel-related costs resulting from recent acquisitions, partially offset by lower agent marketing costs and reduced cash-based incentives for agents. The decrease in Sales and marketing expense as a percentage of revenue, excluding stock-based compensation expense, during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily driven by the increases in revenue outpacing the year-over-year increases in Sales and marketing expense.

Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Operations and support	$111.1	$84.4	$26.7	31.6%	$317.1	$246.5	$70.6	28.6%
Percentage of revenue	6.0%	5.6%			6.0%	5.8%
Operations and support expense was $111.1 million and $317.1 million during the three and nine months ended September 30, 2025, an increase of $26.7 million, or 31.6%, and $70.6 million, or 28.6%, compared to the prior-year periods, respectively. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $11.4 million and $25.8 million for the three and nine months ended September 30, 2025 and $4.2 million and $12.3 million for the three and nine months ended September 30, 2024, respectively. Operations and support expense, excluding stock-based compensation expense, was $99.7 million, or 5.4% of revenue, and $291.3 million, or 5.5% of revenue, for the three and nine months ended September 30, 2025 and $80.2 million, or 5.4% of revenue, and $234.2 million, or 5.5% of revenue, for the three and nine months ended September 30, 2024, respectively. Excluding stock-based compensation, the increase in Operations and support expense was primarily due to higher personnel costs from recent acquisitions. As a percentage of revenue, Operations and support expense remained generally consistent compared to the prior-year periods.
Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Research and development	$67.4	$47.5	$19.9	41.9%	$180.7	$141.9	$38.8	27.3%
Percentage of revenue	3.7%	3.2%			3.4%	3.3%
Research and development expense was $67.4 million and $180.7 million during the three and nine months ended September 30, 2025, an increase of $19.9 million, or 41.9%, and $38.8 million, or 27.3%, compared to the prior-year periods, respectively. Included in Research and development expense were non-cash expenses related to stock-based compensation of $27.7 million and $66.0 million for the three and nine months ended September 30, 2025 and $14.6 million and $44.7 million for the three and nine months ended September 30, 2024, respectively. Research and development expense, excluding stock-based compensation expense, was $39.7 million, or 2.2% of revenue, and $114.7 million, or 2.2% of revenue, for the three and nine months ended September 30, 2025 and $32.9 million, or 2.2% of revenue, and $97.2 million, or 2.3% of revenue, for the three and nine months ended September 30, 2024, respectively. The increase in Research and development expense, excluding stock-based compensation expense, in absolute dollars was primarily driven by an increase in personnel and outside contractor costs. Research and development expense, excluding stock-based compensation, remained generally consistent as a percentage of revenue compared to the same periods in the prior year.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
General and administrative	$40.1	$27.4	$12.7	46.4%	$100.9	$132.5	$(31.6)	(23.8%)
Percentage of revenue	2.2%	1.8%			1.9%	3.1%
General and administrative expense was $40.1 million and $100.9 million during the three and nine months ended September 30, 2025, an increase of $12.7 million, or 46.4%, and a decrease of $31.6 million, or 23.8%, compared to the prior-year periods, respectively. General and administrative expense includes a charge of $57.5 million for the nine months ended September 30, 2024 in connection with the Antitrust Lawsuits, which is discussed in Note 6 - “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $11.1 million and $28.4 million for the three and nine months ended September 30, 2025 and $5.9 million and $15.3 million for the three and nine months ended September 30, 2024, respectively. General and administrative expense excluding stock-based compensation expense and the aforementioned litigation charge, was $29.0 million, or 1.6% of revenue, and $72.5 million, or 1.4% of revenue, for the three and nine months ended September 30, 2025 and $21.5 million, or 1.4% of revenue, and $59.7 million, or 1.4% of revenue, for the three and nine months ended September 30, 2024, respectively. Excluding stock-based compensation expense and the litigation charge, General and administrative expense increased due to increased legal fees, transaction expenses incurred in connection with the closing of the acquisition of Christie’s International Real Estate and other general and administrative costs assumed from our acquired businesses. As a percentage of revenue, General and administrative expense, excluding stock-based compensation expense and the litigation charge, remained generally consistent compared to the prior-year periods.
Anywhere merger transaction and integration expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Anywhere merger transaction and integration expenses	$7.5	$—	$7.5	100.0%	$7.5	$—	$7.5	100.0%
Percentage of revenue	0.4%	—%			0.1%	—%
Anywhere merger transaction and integration expenses during the three and nine months ended September 30, 2025 represents transaction expenses incurred in connection with our signing of the Agreement and Plan of Merger with Anywhere Real Estate Inc. These expenses primarily consist of investment banking and legal fees. Additional information regarding the proposed merger is provided in Note 13 - “Proposed Merger With Anywhere Real Estate Inc.” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Restructuring costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$2.3	$1.7	$0.6	35.3%	$14.2	$7.5	$6.7	89.3%
Percentage of revenue	0.1%	0.1%			0.3%	0.2%
Restructuring costs during the three months ended September 30, 2025 were relatively consistent with the same period in the prior year, as both periods primarily reflected costs associated with lease terminations. The increase in restructuring costs for the nine months ended September 30, 2025, compared to the prior year period, was primarily driven by expenses related to severance and other employee termination benefits, in addition to lease termination costs incurred in both the current and prior periods.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$27.6	$20.5	$7.1	34.6%	$85.8	$62.7	$23.1	36.8%
Percentage of revenue	1.5%	1.4%			1.6%	1.5%
Depreciation and amortization expense increased $7.1 million, or 34.6%, for the three months ending September 30, 2025 compared to the three months ended September 30, 2024 and increased $23.1 million, or 36.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase for the three and nine months ended September 30, 2025 was primarily due to higher amortization of intangible assets from acquisitions completed since the prior year.

Investment income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$1.5	$2.2	$(0.7)	(31.8%)	$3.6	$4.7	$(1.1)	(23.4%)
Investment income, net decreased during the three and nine months ended September 30, 2025 primarily as a result of a decrease in our average short-term interest-bearing investments as compared to the year ago periods.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Interest expense	$2.1	$1.5	$0.6	40.0%	$7.1	$4.6	$2.5	54.3%
Interest expense was $2.1 million and $7.1 million for the three and nine months ended September 30, 2025. The increase from the prior-year periods was primarily driven by the interest expense incurred on our Revolving Credit Facility as a result of balances outstanding during the three and nine months ended September 30, 2025 with no comparable balances outstanding in the prior year. As of September 30, 2025, no balance was outstanding under the Revolving Credit Facility.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$0.2	$0.3	$(0.1)	(33.3%)	$3.3	$0.7	$2.6	371.4%

For the three and nine months ended September 30, 2025, Income tax benefit decreased by $0.1 million and increased by $2.6 million when compared to the three and nine months ended September 30, 2024, respectively. The benefit during the nine months ended September 30, 2025 primarily resulted from income tax benefit recognized from acquisitions netted with international and state income tax expense. The benefit during the three months ended September 30, 2025 primarily related to adjustments to India deferred taxes netted with current taxes in United Kingdom and India and state income tax expense.
Equity in income (loss) of unconsolidated entities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in millions, except percentages)
Equity in income (loss) of unconsolidated entities	$3.0	$0.5	$2.5	(500.0%)	$5.5	$(0.7)	$6.2	885.7%
During the three and nine months ended September 30, 2025, Equity in income (loss) of unconsolidated entities was income of $3.0 million and $5.5 million, respectively. This income was primarily driven by our share of earnings from its mortgage joint venture with Guaranteed Rate, Inc., as well as income from other unconsolidated entities acquired since the prior year.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Transactions	67,886	55,872	190,032	154,711
Gross Transaction Value (in billions)	$70.7	$57.7	$201.4	$162.8
Number of Principal Agents (1)	21,550	17,542	21,550	17,542
Net loss attributable to Compass, Inc. (in millions)	$(4.6)	$(1.7)	$(15.9)	$(113.9)
Net loss attributable to Compass, Inc. margin	(0.2%)	(0.1%)	(0.3%)	(2.7%)
Adjusted EBITDA (2) (in millions)	$93.6	$52.0	$235.1	$109.3
Adjusted EBITDA margin (2)	5.1%	3.5%	4.5%	2.6%
(1)Excludes approximately 900 principal agents located in Texas who joined Compass during the second quarter of 2024 as part of the Latter & Blum Holdings, LLC acquisition. These agents operate with a flat fee / transaction fee based model, which is different from the Company’s standard commission model.
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
Total Transactions increased to 67,886 for the three months ended September 30, 2025, representing a 21.5% increase compared to the same period in the prior year. For the nine months ended September 30, 2025, Total Transactions rose to 190,032, an increase of 22.8% year-over-year. The majority of this growth was driven by brokerages acquired since October 2024.
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
Our Gross Transaction Value for the three and nine months ended September 30, 2025 was $70.7 billion and $201.4 billion, representing an increase of 22.5% and 23.7% from the prior-year periods, respectively. The increase for the three and nine months ended September 30, 2025 was primarily driven by an increase in the number of agents on our platform.
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
Our Number of Principal Agents as of September 30, 2025 was 21,550, representing an increase of 22.8% from the year ago period. The increase in the Number of Principal Agents was primarily driven by the agents from businesses acquired since October 2024. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income tax and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits and (iii) transaction and integration expenses associated with our signing of the Agreement and Plan of Merger with Anywhere Real Estate Inc. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Compass, Inc.	$(4.6)	$(1.7)	$(15.9)	$(113.9)
Adjusted to exclude the following:
Depreciation and amortization	27.6	20.5	85.8	62.7
Investment income, net	(1.5)	(2.2)	(3.6)	(4.7)
Interest expense	2.1	1.5	7.1	4.6
Stock-based compensation	59.6	32.5	145.2	96.3
Income tax benefit	(0.2)	(0.3)	(3.3)	(0.7)
Anywhere merger transaction and integration expenses (1)	7.5	—	7.5	—
Restructuring costs	2.3	1.7	14.2	7.5
Other acquisition-related expenses (2)	0.8	—	(1.9)	—
Litigation charge (3)	—	—	—	57.5
Adjusted EBITDA	$93.6	$52.0	$235.1	$109.3
Net loss attributable to Compass, Inc. margin	(0.2%)	(0.1%)	(0.3%)	(2.7%)
Adjusted EBITDA margin	5.1%	3.5%	4.5%	2.6%
(1)Represents transaction expenses incurred in connection with our signing of the Agreement and Plan of Merger with Anywhere Real Estate Inc. During the three months ended September 30, 2025, these expenses consist of investment banking and legal fees.

Additional information regarding the proposed merger is provided in Note 13 - “Proposed Merger With Anywhere Real Estate Inc.” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration. See Note 3 - “Acquisitions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
(3)Represents a charge of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 6 - “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Adjusted EBITDA was $93.6 million and $52.0 million during the three months September 30, 2025 and 2024. Adjusted EBITDA was $235.1 million and $109.3 million during the nine months ended September 30, 2025 and 2024, respectively. The improvement in Adjusted EBITDA during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily driven by higher revenue resulting from an increased number of agents on our platform.
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

	Three Months Ended September 30, 2025
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$93.8	$111.1	$67.4	$40.1
Adjusted to exclude the following:
Stock-based compensation	(9.0)	(11.4)	(27.7)	(11.1)
Acquisition-related expenses	—	(0.8)	—	—
Non-GAAP Basis	$84.8	$98.9	$39.7	$29.0

	Three Months Ended September 30, 2024
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$88.2	$84.4	$47.5	$27.4
Adjusted to exclude the following:
Stock-based compensation	(7.8)	(4.2)	(14.6)	(5.9)
Non-GAAP Basis	$80.4	$80.2	$32.9	$21.5

	Nine Months Ended September 30, 2025
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$281.9	$317.1	$180.7	$100.9
Adjusted to exclude the following:
Stock-based compensation	(24.6)	(25.8)	(66.0)	(28.4)
Other acquisition-related expenses	—	1.9	—	—
Non-GAAP Basis	$257.3	$293.2	$114.7	$72.5

	Nine Months Ended September 30, 2024
	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$276.5	$246.5	$141.9	$132.5
Adjusted to exclude the following:
Stock-based compensation	(24.0)	(12.3)	(44.7)	(15.3)
Litigation charge	—	—	—	(57.5)
Non-GAAP Basis	$252.5	$234.2	$97.2	$59.7

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
As of September 30, 2025, we had cash and cash equivalents of $170.3 million and an accumulated deficit of $2.7 billion. We generated $121.5 million and $171.4 million in cash flows from operations for the year ended December 31, 2024 and the nine months ended September 30, 2025, respectively. Additionally, we have a Revolving Credit Facility that matures in March 2026, which we can draw upon provided we maintain continued compliance with certain financial and non-financial covenants. See Note 5 - “Debt” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details. As of September 30, 2025, we had no balance outstanding and $322.3 million available to be drawn under the Revolving Credit Facility. Further, we were in compliance with each of the financial and non-financial covenants. While our operating cash flows vary depending on the seasonality of the real estate business, we believe that the Company will have sufficient liquidity from cash on hand, its Revolving Credit Facility and future operations to sustain its business operations for the next twelve months and beyond.
Financial Obligations
See Note 5 - “Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report, for information on our indebtedness as of September 30, 2025.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$171.4	$91.0
Net cash used in investing activities	(189.0)	(32.8)
Net cash used in financing activities	(35.9)	(13.9)
Net (decrease) increase in cash and cash equivalents	$(53.5)	$44.3
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $171.4 million. The inflow was primarily due to a $16.2 million Net loss adjusted for $225.3 million of non-cash charges partially offset by cash outflows due to changes in operating assets and liabilities of $37.7 million.
For the nine months ended September 30, 2024, net cash provided by operating activities was $91.0 million. The inflow was primarily due to a $114.1 million Net loss adjusted for $161.4 million of non-cash charges and cash inflows due to changes in operating assets and liabilities of $43.7 million.
Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $189.0 million consisting of $174.8 million in payments for acquisitions, net of cash acquired, $10.3 million of capital expenditures and $3.9 million of investments in unconsolidated entities.
During the nine months ended September 30, 2024, net cash used in investing activities was $32.8 million consisting of $18.9 million in payments for acquisitions, net of cash acquired, $11.9 million of capital expenditures and $2.0 million of investments in unconsolidated entities.

Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $35.9 million primarily consisting of $47.2 million in taxes paid related to the net share settlement of equity awards and $7.1 million in payments related to acquisitions, including contingent consideration payments, partially offset by $10.8 million in proceeds from the exercise of stock options, $5.2 million in net proceeds from drawdowns and repayments on the Concierge Facility and $2.9 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $350.2 million and $147.1 million as of September 30, 2025 and December 31, 2024, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Critical Accounting Estimates and Policies
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2025 consisted of $170.3 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
We are also subject to interest rate exposure on our Concierge Facility and Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.50%. As of September 30, 2025, we had a total outstanding balance of $28.8 million under the Concierge Facility. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of September 30, 2025, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change to our interest expense.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2025 did not include the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding operating lease right-of-use assets, intangible assets, net and goodwill, At World Properties Holdings, LLC and its consolidated subsidiaries represented approximately 3% of our consolidated assets as of September 30, 2025 and approximately 8% of our consolidated revenue for the nine months ended September 30, 2025.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2024 Form 10-K. There have been no material changes to those risk factors, except for the addition of the following, the first of which was previously included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and the remainder of which relate to our entry into the Merger Agreement with Anywhere Real Estate Inc. Stockholders of the Company should carefully review the information in our preliminary proxy statement/prospectus to be sent to stockholders of the Company regarding these risks prior to voting on the matters at the special meeting of stockholders to be held for approval of the issuance of shares of our Class A common stock in connection with the Merger Agreement.
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
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.
The Merger is subject to conditions, some or all of which may not be satisfied, on a timely basis or at all. Failure to complete the Merger, or complete the Merger on a timely basis, could have material adverse effects on our business, financial condition, results of operations and the trading price of our Class A common stock.
The completion of the Merger is subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable law) of a number of conditions as specified in the Merger Agreement. These conditions include, among other things, (1) (A) adoption of the Merger Agreement by Anywhere’s stockholders and (B) approval of the issuance of our Class A common stock pursuant to the Merger Agreement by our stockholders, (2) authorization for listing on the NYSE of the shares of our Class A common stock to be issued in the Merger, subject to official notice of issuance, (3) receipt of specified governmental consents and approvals and the termination or expiration of all applicable waiting periods in respect thereof, including but not limited to those required under the HSR Act, (4) effectiveness of the registration statement on Form S-4 for the shares of our Class A common stock to be issued in the Merger, and (5) the absence of any order, decree, ruling, injunction or other action preventing the completion of the Merger or making the completion of the Merger illegal. Our obligation to consummate the Merger is also conditioned on, among other things, the truth and accuracy of the representations and warranties made by us and Anywhere on the date of the Merger Agreement and on the closing date (subject to certain materiality and material adverse effect qualifiers), and the performance by us and Anywhere in all material respects of our and Anywhere's obligations under the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed. Additionally, other events could occur that could result in the Merger not being completed.
If the Merger is not completed for any reason, our business, financial condition, results of operations and trading price of our Class A common stock may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:
•the market price of our Class A common stock could decline;

•we could owe a termination fee to Anywhere in specified circumstances;
•if the Merger Agreement is terminated and we seek another business combination, there is no certainty that we will be able to pursue a transaction on terms equivalent to or more attractive than the terms set forth in the Merger Agreement;
•restrictions on the conduct of our business prior to the completion of the Merger, including undertaking certain business opportunities that could otherwise have been pursued;
•time and resources, financial and other, committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from agents, brokers, franchisees, affiliates, customers, real estate partners, employees and other counterparties; and
•we will be required to pay costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.
In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
Similarly, delays in the completion of the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe and, among other things, result in additional transaction costs, loss of revenue, additional expense or other negative effects associated with delay and uncertainty about completion of the Merger and could materially and adversely impact the combined company’s business, financial condition and results of operations and trading price of our Class A common stock following the completion of the Merger.
The Merger is subject to the expiration or termination of the applicable waiting period under the HSR Act and the receipt of any required approvals, consents or clearances from certain regulatory authorities that may take longer than expected to receive or may impose conditions that could have an adverse effect on our company or the combined company or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any applicable waiting period under the HSR Act relating to the completion of the Merger must have expired or been terminated. Under the Merger Agreement, we and Anywhere have each agreed to use our respective reasonable best efforts to obtain such authorizations and consents, and each has agreed to take, or cause to be taken, all appropriate actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law (including any antitrust laws) to consummate and make effective the Merger at the earliest practicable date. There can be no assurance that the relevant waiting periods will expire or that relevant authorizations will be obtained.
In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. authorities or any state attorney general or ex-U.S. regulatory authorities could take any action under antitrust or other applicable regulatory laws as they deem necessary or desirable in the public interest, including, without limitation, seeking to enjoin or otherwise prevent the completion of the Merger or permitting completion subject to regulatory conditions, including but not limited to divestiture of substantial assets of the parties. In addition, private third parties may also seek to take legal action under regulatory laws under some circumstances. There can be no assurance that a challenge to the Merger on antitrust or other regulatory grounds will not be made or, if such a challenge is made, that it would not be successful.
We may not prevail and may incur significant costs in defending or settling any such action. Adverse developments in our regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted.
As a condition to authorizations and consents that are granted, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay or prevent the completion of the Merger. Satisfying the conditions to and completion of the Merger may take longer, and could cost more, than we expect. We cannot predict whether and when these other conditions will be satisfied. There can be no assurance that regulators will not impose terms and conditions that have the effect of delaying or preventing the closing of the Merger or creating additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting the combined company's business and results of operations after completion of the Merger. Any delay in completing the Merger may adversely affect the cost synergies and other anticipated benefits that we expect to achieve if the Merger and the integration of Anywhere is completed within our expected timeframe.
There can be no assurance that the conditions to the completion of the Merger set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.
Additionally, in some circumstances, upon termination of the Merger Agreement, we could be required to pay a termination fee of $200 million to Anywhere, or a termination fee of $350 million to Anywhere in the event that the Merger Agreement is terminated due to the failure to receive required regulatory approvals before the Outside Date or if the Merger is permanently enjoined.

We may be unable to successfully integrate Anywhere’s business and realize cost synergies and other anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to successfully combine and integrate the two companies, which currently operate as independent public companies, and realize the cost synergies and other anticipated benefits, including innovation opportunities and operational efficiencies, from the Merger, in a manner that does not materially disrupt existing agent, broker, franchise, affiliate, customer, real estate partner, employee and other stakeholder relations nor result in decreased revenues. If we are unable to achieve the cost synergies and other anticipated benefits within the expected timeframe, or at all, our business, financial condition, results of operations and the trading price of our Class A common stock may be materially adversely affected.
The integration of the two companies may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger and related integration work;
•the disruption of, or loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies;
•managing a larger and more complex combined business;
•maintaining employee morale, retaining key management and other employees and the possibility that the integration process and potential organizational changes may adversely impact the ability to maintain employee relationships;
•retaining existing business and operational relationships, including but not limited with agents, brokers, franchisees, affiliates, customers, real estate partners, employees and other counterparties; and attracting new business and operational relationships;
•the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or Anywhere’s operations;
•consolidating corporate, administrative and compliance infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations, including in international markets with differing business, legal and regulatory climates;
•challenges and risks associated with onboarding Anywhere agents and franchisees onto our platform on a timely basis or at all;
•unanticipated issues in integrating information technology, communications and other complex systems; and
•unforeseen expenses, costs, liabilities or delays associated with the Merger or the integration.
Many of these factors will be outside of our or Anywhere's control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies and diversion of management’s time and energy, which could materially affect our business, financial condition, results of operations and the trading price of our Class A common stock.

In addition, due to legal restrictions, we are currently permitted to conduct only limited planning for the integration of the two companies following the Merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.
In connection with the Merger, we will assume certain indebtedness of Anywhere and may incur significant additional indebtedness, which could adversely affect our business and operations, including by decreasing our business flexibility and significantly increasing our interest expense, among other things.
Historically, we have not incurred any long-term debt and when we incurred short-term debt, we paid it off timely. The consolidated short-term and long-term debt of Anywhere as of September 30, 2025 was approximately $2.6 billion, a significant part of which will be assumed by us upon completion of the Merger. Additionally, we may incur significant additional indebtedness in connection with the Merger or otherwise. As a result, we will have substantially increased indebtedness following completion of the Merger in comparison to our historical levels, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and significantly increasing our interest expense. We will also incur various non-interest costs and expenses associated with such indebtedness. The amount of cash required to pay interest on the increased indebtedness levels following completion of the Merger and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the completion of the Merger. The increased levels of indebtedness following completion of the Merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the cost synergies and other anticipated benefits from the Merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service the combined company's indebtedness may be adversely impacted.
During the pendency of the Merger, we and Anywhere, and after completion of the Merger, the combined company, might not be able to recruit and retain agents at the same rate as they had in the past, which could adversely affect our and the combined company’s business, financial condition and results of operations.
Uncertainties associated with the Merger, including but not limited to issues related to the actual or perceived difficulty of integration or desire not to become associated with the combined company, may cause our and Anywhere’s agent recruitment and retention rates to decline during the pendency of the Merger and after the Merger is completed. Furthermore, we may be required to incur additional costs to retain agents, potentially by offering them compensation arrangements on terms that are less favorable to us. As a result, we and Anywhere may experience a decline in gross sales commissions that we generate or we may not generate anticipated gross sales commissions on the expected timeframe, which could adversely affect our and the combined company’s business, financial condition and results of operations.
Uncertainties associated with the Merger may cause a loss of management and other key personnel, which could adversely affect our business and operations, as well as the future business and operations of the combined company following completion of the Merger.
We depend on the experience and industry knowledge of our management and other key personnel to execute our business plans. Our success while the Merger is pending and the success of the combined company after the completion of the Merger will depend in part upon our ability to retain certain management and other key personnel. Our current and prospective personnel may experience uncertainty about their roles while the Merger is pending and following the completion of the Merger, which may have an adverse effect on our ability to attract or retain management and other key personnel. We could face disruptions in our operations, loss of existing agents, brokers, franchisees, affiliates, customers and real estate partners, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs, among other things. In addition, the loss of management and other key personnel could diminish the anticipated benefits of the Merger. Accordingly, no assurance can be given that we, while the Merger is pending, and the combined company, after the completion of the Merger, will be able to attract or retain management and other key personnel to the same extent that we have previously been able to attract or retain our personnel.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations prior to the Merger being completed, and the combined company following the Merger.
Parties with which we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us or the combined company following the Merger. It is possible that agents, brokers, franchisees, affiliates, real estate partners and other persons with whom we or Anywhere have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships as a result of the Merger or otherwise, which could negatively affect our business, financial condition, results of operations and trading price of our Class A common stock, regardless of whether the Merger is completed, as well as have a material and adverse effect on the combined company’s ability to realize the expected cost synergies and other anticipated benefits of the Merger on the expected timeframe or at all. Each of these risks, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Under the terms of the Merger Agreement, we and Anywhere have agreed to operate our businesses in the ordinary course consistent with past practice in all material respects prior to the completion of the Merger. We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, engage in certain merger and acquisition transactions, incur indebtedness, incur capital expenditures or settle claims. Such limitations could prevent us from pursuing certain business opportunities that are outside of the ordinary course of business, and adversely affect our business and operations prior to the completion of the Merger.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.
We will incur significant costs in connection with the Merger, which may be in excess of our anticipated costs.
We have incurred and expect to continue to incur a number of non-recurring fees and costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired cost synergies and other anticipated benefits. These fees and costs have been, and will continue to be, substantial, and in many cases, will be borne by us regardless of whether the Merger is completed. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal, strategic and accounting advisors, severance and benefit costs, proxy solicitation costs and filing fees.
Additionally, we will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. While we assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our business, financial condition and results of operations following the completion of the Merger.
Securities class action lawsuits and derivative lawsuits relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisitions, mergers or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our business, financial condition and results of operations.
Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the completion of the Merger is that no injunction or law by any governmental entity of competent jurisdiction will be in effect that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Merger. As such, if an injunction prohibiting the consummation of the Merger is obtained, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe or at all, which may adversely affect our business, financial condition and results of operations.
The trading price of our Class A common stock may decline as a result of the Merger, and your ownership interest in us may be diluted.

The trading price of our Class A common stock may decline as a result of the Merger due to, among other things, the cost synergies and other anticipated benefits not being achieved, the transaction costs related to the Merger being greater than expected, the financing related to the Merger not being available or only available on unfavorable terms or the closing of the Merger being delayed due to regulatory approvals or otherwise. The trading price may also decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on our business, financial condition and results of operations is not consistent with the expectations of financial or industry analysts.
In addition, sales of our Class A common stock after the completion of the Merger may cause the trading price of our Class A common stock to decrease. Anywhere stockholders may decide not to hold the shares of our Class A common stock they will receive in the Merger. Other Anywhere stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Class A common stock that they receive in the Merger. Further, the issuance of these new shares of our Class A common stock could depress the trading price of our Class A common stock and dilute your ownership interest in us. Such sales of our Class A common stock could have the effect of depressing the trading price for our Class A common stock and may take place promptly following the Merger.
Any of these events may make it more difficult for us to sell equity or equity-related securities, dilute your ownership interest in us and have an adverse impact on the trading price of our Class A common stock.
There can be no assurance that we will be able to secure the funds necessary to complete the Merger on favorable terms or in a timely manner or at all.
We anticipate that a portion of the funds needed to complete transactions contemplated by the Merger Agreement may be derived from debt financing. To this end, we have entered into a debt financing commitment letter and related fee letters with MSSF, pursuant to which MSSF and each other additional commitment party appointed thereunder has committed to provide us with debt financing in an aggregate principal amount of up to $750 million in the form of a 364-day senior secured bridge loan facility, subject to customary conditions. However, as of the date of this Quarterly Report, we have not yet entered into definitive agreements for the debt financing, and the obligation of the commitment parties to provide the debt financing under the debt commitment letter is subject to a number of conditions. There is a risk that these conditions will not be satisfied and the debt financing may not be available when desired. In the event that the debt financing contemplated by the debt commitment letter is not available, there is a risk that other financing may not be available on acceptable terms, in a timely manner or at all. Although our obligation to consummate the Merger is not conditioned upon consummation of the debt financing, if we are unable to obtain the debt financing (or other financing arrangements in lieu thereof), the Merger may be delayed or not completed, in which case we would be in breach of our obligations under the Merger Agreement.
In the future, we may need to obtain additional financing to fund the Merger, working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain this additional financing on acceptable terms or at all.
Additionally, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings. A decrease in the ratings assigned to us by the ratings agencies may negatively impact our access to the needed capital and increase our cost of borrowing. There can be no assurance that we will be able to maintain the current creditworthiness or prospective credit ratings of the combined company, and any actual or anticipated changes or downgrades in such credit ratings may have a negative impact on our liquidity, capital position or access to capital markets.
The definitive documentation governing the indebtedness expected to be incurred in connection with the Merger is expected to contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business and the business of the combined company.
The definitive documentation that will govern the indebtedness expected to be incurred in connection with the Merger is expected to contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability and the ability of our subsidiaries to, among other things, incur liens on their property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends, repay junior or contractually subordinated debt and/or merge or consolidate with any other person. In addition, such definitive documentation is expected to contain a financial maintenance covenant that will require the combined company to maintain compliance with a financial ratio as of the last day of each applicable fiscal quarter. The ability of the combined company and its subsidiaries to comply with these provisions may be affected by events beyond its control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate the combined company’s repayment obligations.
We may not have discovered certain liabilities or other matters related to Anywhere, which may adversely affect the future business, operations, financial condition and results of operations of the combined company.
In the course of the due diligence review that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of Anywhere or other factors that may have an adverse effect on the combined company’s business, operations, financial condition and results of operations after completion of the Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From July 1, 2025 through November 5, 2025, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in the Quarterly Report on Form 10-Q for the period ended on June 30, 2025, on July 30, 2025, we issued 78,238 shares of our Class A common stock as consideration for holdback amounts payable to the sellers in a prior acquisition.
(2) As previously disclosed in the Quarterly Report on Form 10-Q for the period ended on June 30, 2025, on August 1, 2025, we issued 109,725 shares of our Class A common stock to the seller of a real estate brokerage business and we agreed to issue additional earnout and holdback shares in connection with the acquisition. Holdback shares are primarily for indemnification claims over the two-year period following closing. Earnout shares will be based on the extent to which gross profit, as defined in the acquisition agreement, exceeds at least 75% of each annual earnout target after closing for the next three years. The maximum number of shares we would be required to issue under the earnout and holdback is 245,137, based on the trailing 30-day average closing trading price of our Class A common stock as of August 1, 2025. We reserved the right to make holdback and earnout payments in cash instead of shares.
(3) As previously disclosed in the Current Report on Form 8-K filed on September 3, 2025, on August 28, 2025, we issued 28,440,129 shares of our Class A common stock as original consideration for a prior acquisition.
(4) On September 17, 2025 and October 2, 2025, we issued an aggregate of 1,107,852 shares of our Class A common stock as original consideration and as earnout consideration in connection with two prior acquisitions.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 22, 2025, by and among Compass, Inc., Anywhere Real Estate Inc. and Velocity Merger Sub, Inc.	8-K	001-40291	2.1	9/22/2025

10.1	Voting and Support Agreement, dated as of September 22, 2025, by and among Compass Inc. Anywhere Real Estate Inc., Robert L. Reffkin, Ruth Reffkin Family Trust, 2021 Reffkin Remainder Interest Trust, Reffkin Investment I Corp., Reffkin Investment II Corp. and Reffkin 2022 Family Trust.	8-K	001-40291	10.1	9/22/2025

10.2	Voting and Support Agreement, dated as of September 22, 2025, by and among Compass, Inc., Anywhere Real Estate Inc., AG MM, L.P., AG Arts Credit Fund, L.P., AG Capital Solutions SMA One, L.P., AG Credit Solutions Non-ECI Master Fund, L.P., AG Credit Solutions Master Fund II A, L.P., AG Corporate Credit Opportunities Fund, L.P., AG Cataloochee LP, AG POTOMAC FUND, L.P. and AG Super Fund Master, L.P.	8-K	001-40291	10.2	9/22/2025

10.3+	Severance Agreement between the Registrant and Brad Serwin, dated September 3, 2025.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

COMPASS, INC.

Date: November 5, 2025	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Scott Wahlers
Scott Wahlers
Chief Financial Officer
(Principal Financial and Accounting Officer)
i