Form 10-K
period 2025-12-31
Compass, Inc.
filed 2026-02-27
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K
_______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by its non-affiliates, computed by reference to the price at which the common stock was last sold, was $3,159,363,419.
The registrant had 742,274,683 shares of common stock outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The portions of the registrant’s proxy statement to be filed in connection with the registrant’s 2026 Annual Meeting of Stockholders that are responsive to the disclosure required by Part III of Form 10-K are incorporated by reference into Part III of this Form 10-K.

Compass, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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
•High mortgage interest rates;
•Low home inventory levels;
•Our ability to successfully integrate Anywhere’s business and realize cost synergies and other anticipated benefits of the Anywhere Merger;
•The significant debt (and increased interest expense) we incurred in connection with the Anywhere Merger, including its impact on our business, cash flow and operations;
•An event of default under our material debt agreements would adversely affect our operations and our ability to satisfy obligations under our indebtedness;
•Our ability to raise capital to grow our business or refinance or restructure our existing debt on terms acceptable to us, or at all;
•Our ability to recruit and retain real estate professionals at the same rate as in the past;

•Review of the Anywhere Merger by regulatory authorities and private parties and any challenges and resulting actions that could adversely affect our business;
•Ongoing industry antitrust class action litigation (including the antitrust lawsuits filed against us and Anywhere) or any related regulatory activities;
•Decreases in our gross commission income or the percentage of commissions that we or our franchisees collect;
•Risks related to the significant increase in our franchise business following the Anywhere Merger;
•Our ability to carefully manage our expense structure;
•Adverse economic, real estate or business conditions in geographic areas where our business is concentrated and/or impacting high-end markets;
•Our ability to continuously innovate, improve and expand our technology offerings to create value for our real estate professionals;
•Our ability to adapt in a timely and effective manner to AI and AI-related technologies;
•Our ability to expand our operations and to offer additional integrated services;
•Our ability to realize the expected benefits from our joint ventures, including mortgage and title underwriting;
•Our ability to compete successfully;
•Our ability to attract and retain real estate professionals at our owned-brokerage and expand our franchisees;
•Fluctuations in our quarterly results and other operating metrics;
•The loss of one or more of our key personnel and our ability to attract and retain other highly qualified personnel;
•Actions by real estate professionals, employees or franchisees that could adversely affect our reputation and subject us to liability;
•Our ability to pursue acquisitions that are successful and integrated into our existing operations;
•Our ability to maintain or establish relationships with MLSs and third-party listing providers;
•The impact of cybersecurity incidents and the potential loss of critical and confidential information;
•The reliability of our fraud detection processes;
•Depository banks not honoring our escrow and trust deposits;
•Any impairment of our goodwill and other long-lived assets;
•Liabilities arising out of Anywhere’s frozen legacy pension plan;
•Exposure to risks inherent to international markets;
•Our ability to develop and maintain an effective system of internal control over financial reporting;
•Our ability to use net operating losses and other tax attributes may be limited;
•Our reliance on assumptions, estimates and business data to calculate our key performance indicators;
•Changes in, and our reliance on, accounting standards, assumptions, estimates and business data;
•Our ability to continue to securitize certain assets of Cartus;
•The dependability of our platform, technology offerings and software;
•Our ability to maintain our company culture;
•Our ability to obtain or maintain adequate insurance coverage;
•Disruption or delay in service from third-party service providers;
•Our ability to generate high-quality leads for real estate professionals and franchisees;
•A loss of our largest real estate benefit program client or continued reduction in spending on relocation services;
•Investor expectations related to corporate responsibility, environmental, social and governance factors;
•Natural disasters and catastrophic events;
•The effect of claims, lawsuits, government investigations, and other proceedings;
•Changes in federal or state laws regarding the classification of our agents as independent contractors;
•Compliance with privacy laws and regulations;
•Compliance with applicable laws and regulations and changes to applicable laws and regulations;

•Our ability to protect our intellectual property rights, and our reliance on the intellectual property rights of third parties;
•Our use of open source software;
•The impact of having a multi-class structure of common stock;
•Volatility in our trading price;
•The content of securities analysts reports and/or change in our debt rating by a rating agency;
•Our charter provisions may make us more difficult to acquire, may limit stockholder attempts to remove or replace management and/or obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•Our plan to continue to retain earnings rather than pay dividends for the foreseeable future;
•The impact of the accounting method for the Convertible Notes on our reported financial results;
•Potential for common stock dilution or stock price depression related to the Convertible Notes;
•Counterparty risk with respect to the Capped Call Transactions; and
•Other factors set forth under “Risk Factors” in this Annual Report.
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

PART I
Item 1. Business.
Our Company
Compass, Inc., d/b/a Compass International Holdings (the “Company”), was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. The Company has been based in New York City since its incorporation.
On January 9, 2026, the Company completed its previously announced acquisition of Anywhere Real Estate Inc. (“Anywhere”) pursuant to the Agreement and Plan of Merger, dated as of September 22, 2025 (the “Anywhere Merger Agreement”), with Anywhere surviving the merger as a wholly owned subsidiary of the Company (the “Anywhere Merger”).
In January 2025, the Company acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand.
Overview and Our Business Model
Following the Anywhere Merger, we are a global real estate services company with a presence in every major U.S. city and approximately 120 countries and territories and we operate a portfolio of some of the most recognized and iconic brands.
In 2025, we operated our owned-brokerage business primarily under the Compass brand and our franchise business under the Christie’s International Real Estate brand. As of December 31, 2025, we served 39 states and Washington DC, with over 37,0001 real estate professionals at our owned-brokerage business. Additionally, we had over 100 franchises present in over 50 countries and territories as of December 31, 2025. We refer to agents at our owned-brokerage and at our franchises collectively as “real estate professionals.” References to real estate professionals affiliated with only our owned-brokerage or franchise business or a particular brand are identified as such.
Following the Anywhere Merger, we operate our owned-brokerage business primarily under the Coldwell Banker, Compass, Corcoran, Sotheby’s International Realty and @properties brands and our franchise business primarily under the Better Homes and Gardens Real Estate, Century 21, Christie’s International Real Estate, Coldwell Banker, Coldwell Banker Commercial, Corcoran, ERA, and Sotheby’s International Realty brands. On a combined basis, we served a global network of more than 340,000 real estate professionals at both our owned-brokerage and franchise businesses following the Anywhere Merger.
We also provide non-brokerage services to franchisees, real estate professionals and their clients, and other agents including title and escrow and, via a minority-owned joint venture, mortgage. The Anywhere Merger expanded these services and added additional services, including relocation and, via a minority-owned joint venture, title underwriting. We refer to these services collectively as “integrated services.”
Our business model is directly aligned with the success of real estate professionals. Real estate professionals at our owned-brokerage business are independent contractors that associate their real estate licenses with us and choose to operate their businesses on our platform and/or utilize our technology offerings. We primarily generate revenue from our owned-brokerage business when we collect a share of the gross sales commissions that these real estate professionals earn from home sales and certain other fees, such as flat transaction commission fees. Gross sales commissions are typically based on a percentage of the home sale price.
We also attract independently owned and operated brokerages that affiliate with us as franchisees or licensees under a long-term franchise or license agreement. We generate revenue from our franchise business when we collect royalties from our franchisees, which are based on a percentage of the franchisee’s gross sales commissions, as well as certain other fees, such as marketing and technology fees.
In 2025, we earned substantially all of our revenue and earnings from our owned-brokerage business with integrated services and our franchise business comprising a small portion of our revenue and earnings.
Our technology offerings provide a strong foundation for real estate professionals and empower them to deliver exceptional service to their clients, grow their businesses, save time, and manage their businesses more effectively.
We are simplifying today’s complex, paper-driven, antiquated workflow to empower real estate professionals to deliver an exceptional experience to every buyer and seller. Our technology offerings are tailored to the real estate industry and, in certain of our markets, combine integrated software with value-added services, such as certain title, escrow and settlement services.
1 In October 2025, we divested our Latter & Blum Texas business, which reduced our total agent count by approximately 900.

Selling and buying a home is one of the most significant, and often one of the most complex, time-consuming, and consequential financial events in an individual’s life. Given the unique nature of each property, location, buyer, seller, negotiation, title and financing, a real estate agent’s role as the driver of the majority of the workflow is indispensable.
Our Technology Offerings
Our end-to-end proprietary technology platform (the “Compass platform”) allows real estate professionals to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. The Compass platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. The Compass platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of real estate professionals and deliver high-value recommendations and outcomes for their clients. Additionally, certain title and escrow and mortgage services are integrated and are available on the Compass platform. Currently, the Compass platform is only available to real estate professionals at our owned-brokerage operating under the Compass brand and is not yet available to other real estate professionals or our franchisees and their real estate professionals.
As part of the Christie’s International Real Estate acquisition, we acquired a proprietary multi-tenant technology platform (the “CIRE platform”) that is offered to our franchisees operating under Christie’s International Real Estate brand and their real estate professionals.
Real estate professionals operating under Coldwell Banker, Corcoran, and Sotheby’s International Realty brands and franchisees operating under Better Homes and Gardens Real Estate, Century 21, Coldwell Banker, Coldwell Banker Commercial, Corcoran, ERA, and Sotheby’s International Realty brands continue to utilize the technology-powered tools and services in place at the time of the Anywhere Merger (the “Anywhere tools and services”).
We refer to the Compass platform, the CIRE platform, the Anywhere tools and services and all other technology products and services that we offer as our “technology offerings.”
Our Compass Platform Capabilities
Our Compass platform aims to digitize, integrate and simplify all real estate workflows for real estate professionals and their clients. It is built on the premise that integration and ease of use are foundational to enabling real estate professionals to more effectively run their independent businesses and serve their clients. Our Compass platform is a proprietary end-to-end cloud-native software service with mobile applications that allow real estate professionals to manage their business anytime and anywhere. Over time, we built well-designed consumer-grade user interfaces and simplified workflows for agent-client interactions, and insight-rich dashboards and reports backed by AI, machine learning and integrated data assets.
The Compass platform includes capabilities such as:
•Customer Relationship Management (“CRM”). Given the high percentage of repeat and referral business done by real estate professionals, their future transaction pipeline exists within their sphere of influence. Our CRM provides real estate professionals with an easy-to-use interface that is both powerful and automated, enabling real estate professionals to cultivate their sphere, nurture and grow relationships and close more sales. It also leverages AI to provide recommendations and insights, and integrates with other aspects of the Compass platform such as Marketing Center to create engaging content.
•Business Tracker. Business Tracker provides real estate professionals with a centralized view of their entire business. It enables real estate professionals to organize and manage their active leads, buyers, renters and listings, as well as view potential revenue at each stage of the transaction. Given Business Tracker’s deep integration with other resources, such as Marketing Center, Collections, CMA, Tasks and Listing Insights, real estate professionals can serve the needs of every client - from first contact to closing - all from one place. Business Tracker includes multiple powerful capabilities that aim at boosting agent productivity. Two such examples are Team Collaboration, which allows real estate professionals to collaborate with any member of their team on any of their transactions, and Checklists, which enable real estate professionals to configure a set of tasks that get automatically applied to every transaction and can be assigned to specific members of their team, or their clients.
•Marketing Content Creation and Management. With a broad array of integrated features, elegant templates and design capabilities, our Marketing Center allows real estate professionals to rapidly create, advertise and promote their listings at scale through the channel of their choosing: digital, social, email, video, print or signage. Real estate professionals can easily build, book, target and run digital ads all in one place with a simple yet powerful suite of content creation solutions.

•Collections. A curated visual workspace that allows real estate professionals and their clients to collaborate in real time, with the ability to easily organize homes, centralize discussions and monitor the market by receiving immediate status and price updates.
•Comparative Market Analysis (“CMA”). Pricing a home is a complex and nuanced exercise. Powered by AI, our CMA enhances real estate professionals’ market expertise by making recommendations and synthesizing complex data so they can help their clients build the optimal pricing strategy for their homes based on comparable properties.
•AI-Driven Client Prospecting Recommendations. Our AI technology recommends specific clients in real estate professionals’ contact database that are more likely to sell their home, based on various data points like neighborhood sales trends, length of ownership, and local market appreciation.
•One-Click Listing Video Creation. Video Generator allows real estate professionals to create short, customized, professional videos with added music and text using existing listing photos in seconds, simply by entering an address that can be shared on the listing page or social media.
•AI-Driven Content. We integrated the OpenAI application programming interface into our Compass platform. AI further enhances the real estate professionals’ experience and their ability to quickly perform tasks, such as creating copy for listing brochures and descriptions, marketing materials, and even their agent profiles on our website.
•Listing Search and Saved Search Notifications. Our proprietary search algorithm and database simplifies and enhances the ability for real estate professionals to find homes best suited for their clients’ needs using locally-relevant search filters. Real estate professionals can set up very precise saved search alerts for their clients to notify them of new listings that match their criteria in near real-time in the mobile app and in email.
•Listing Tour Scheduling and Coordination. With a simple interface, real estate professionals can quickly schedule, coordinate and create routes for home tours, saving real estate professionals significant time.
•Open House Management. The Compass platform provides several resources and mobile app functionality to manage open houses and tours across both in-person and virtual formats, giving real estate professionals the ability to maintain a high level of service and follow up, in addition to growing their sphere of influence.
•Listing Analytics. Compass Insights is a personalized dashboard that contains all the key data points a real estate professional needs to craft a winning marketing strategy around audience and traffic information, uncover new lead-generation opportunities, and invest accordingly in the positioning of a listing.
•Transaction Management. There are many burdensome steps involved in the closing of a transaction. We provide real estate professionals with transaction closing and post-closing support to reduce the complexity for clients and efficiently advise through a transaction’s lifecycle. These features include forms, offers, and eSignature capabilities, as well as tools that assist with compliance review, and ultimately commission payments.
•One Click Title & Escrow. This feature allows real estate professionals to seamlessly access and initiate certain title and escrow services on the Compass platform with a single click.
•Reverse Prospecting. This tool provides real estate professionals with exclusive insights into interested buyers looking at their listings among real estate professionals on the Compass platform across the country and the clients they represent. It tracks real-time updates on how often real estate professionals and their clients are looking at the listing, commenting, favoriting it, or sharing it.
•Make Me Sell. A feature on our platform that allows homeowners to share an aspirational price with their real estate professional that would compel them to move.
•Buyer Demand Tool. A feature on our platform that provides real estate professionals with real-time insights into how many buyers are searching for properties at specific price points.
•Private Exclusives. This tool allows real estate professionals to list their client’s property on Compass.com only to test price, gain critical insights and generate early demand before listing it on an MLS.
•Compass One. The industry’s premier all-in-one client dashboard provides a client-facing version of the Compass platform to consumers, allowing real estate professionals’ clients to have a differentiated experience where they can access the tools, services and advantages we offer to manage their homeownership journey.
As real estate professionals and their clients use the Compass platform to consolidate their activities for buying, selling, marketing and transacting real estate, they demonstrate high engagement with the platform.

Franchise Business
Following the Anywhere Merger, we operate our franchise business under the Better Homes and Gardens Real Estate, Century 21, Christie’s International Real Estate, Coldwell Banker, Coldwell Banker Commercial, Corcoran, ERA, and Sotheby’s International Realty brands. We do not exercise day-to-day control over our independently owned and operated franchisees; franchisees operate their brokerage businesses independently, including managing their relationships with their affiliated real estate professionals.
Generally, our domestic franchisees are a franchisee or a licensee under a franchise or license agreement, with a minimum term of ten years and pay us monthly royalties, which are based on the percentage of the franchisee’s gross sales commissions, and certain other fees, depending on the brand, such as marketing and technology fees. Following the Anywhere Merger, certain franchisees have a flat percentage royalty fee and certain brands utilize other franchisee fee models, such as a capped royalty fee model (capped at a set amount per agent per year) or tiered royalty fee model that is not generally eligible for volume incentives. Other financial incentives may be used as consideration to attract new franchisees, grow franchisees (including through agent recruitment) or extend existing franchise agreements, such as conversion notes or other note-backed funding. Under our typical agreement, our franchisees have the right to operate under the applicable brand, use the applicable trademark, and access certain of our technology offerings and other support services.
Outside of the U.S., we contract with and provide services directly to independent owner-operators for Christie’s International Real Estate (under license agreements) and Corcoran, Sotheby’s International Realty and, in some cases, Better Homes and Gardens Real Estate (under franchise agreements). For all other brands offered internationally, we generally employ a master franchise model outside of the U.S., whereby we contract with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., we typically enter into long-term franchise agreements and receive an initial franchise fee and ongoing royalties. Under the master franchise model, the ongoing royalties we receive are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts. Under the direct franchise model, a royalty fee is paid to us on transactions conducted by our franchisees in the applicable country, region, or locations.
Integrated Services
Our integrated services support the needs of home buyers and sellers, as well as homeowners seeking refinancing and, following the Anywhere Merger, corporate relocation needs. The synergies between these integrated services and our owned-brokerage and franchise business increase transparency and deliver a more integrated closing process for real estate professionals and their clients.
Title, Escrow and Settlement Services and Title Insurance Underwriter Joint Venture
Our title, escrow and settlement businesses provide full-service title, escrow and settlement services to the clients of real estate professionals, real estate companies, and financial institutions relating to the closing of home purchases as well as the refinancing of home loans. In many markets, clients typically look to either their attorneys or real estate professionals to refer them to the highest quality providers of these types of services after the purchase contract is signed. As of January 31, 2026, we provided title, escrow and settlement services under a multitude of local brands in 44 states and Washington D.C.
Following the Anywhere Merger, many of our title offices have subleased space from and are co-located within our owned-brokerage offices and owned-brokerage is expected to serve as a principal source of our title, escrow and settlement services business. Other sources of our title, escrow and settlement services are expected to include franchisees, home builders and unaffiliated brokerage operations.
Our title agencies generate revenue by performing title search and examination services, providing escrow and closing services, and receiving a share of title insurance premiums under underwriting agreements pursuant to which, absent our negligence, the insurer (rather than our agency) is typically responsible for policy losses.
Following the Anywhere Merger, we also own a 22% equity interest in Title Resources Guaranty Company, a title insurance underwriter.
A subsidiary of the title insurance underwriter joint venture owns 10% of the preferred equity (“Preferred Equity”) of each of two entities containing the assets of certain of Anywhere’s title and escrow operations, with a right, until April 1, 2028, to purchase the remaining 90% of those entities at the same valuation at which it originally purchased the Preferred Equity. We will have the right to repurchase the Preferred Equity after April 1, 2028 and until April 1, 2030 at the price originally paid for the Preferred Equity plus dividends accruing at the rate of 6% per year. After April 1, 2030, if neither party has exercised their purchase right, we are required to repurchase the Preferred Equity at the price originally paid for the Preferred Equity plus dividends accruing at the rate of 6% per year.

Mortgage Joint Venture
We partner with Guaranteed Rate, Inc., one of the nation’s largest retail mortgage companies, to originate mortgage loans, including both purchases and refinancing transactions. Our partnership is structured as a non-exclusive joint venture, where we hold a 49.9% equity interest. All mortgage loans are funded by separate warehouse lines that are not maintained by us, and all mortgage loans are collateralized by the underlying mortgages available for sale and are non-recourse to us. As part of the Christie’s International Real Estate acquisition, we acquired ProperRate and, as part of the Anywhere Merger, we acquired Guaranteed Rate Affinity, each of which are minority-held mortgage joint ventures with Guaranteed Rate that are similar to our existing mortgage joint venture. We consolidated ProperRate with our mortgage joint venture in February 2025. Our mortgage joint ventures originate and market mortgage lending services to agents across the country (including real estate professionals at our owned-brokerage and franchise business) and relocation companies (including our relocation operations) as well as a broad consumer audience. As of January 31, 2026, our mortgage joint ventures were licensed in 50 states and Washington D.C.
Relocation Services
We acquired Cartus, a provider of global relocation services, as part of the Anywhere Merger. Cartus offers a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move and allow our clients to outsource their entire relocation programs to us. There are a number of different revenue streams associated with relocation services. Cartus earns a commission from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. Cartus also provides value through the generation of leads to real estate professionals and brokerage participants through its relocation services.
Real Estate Benefit Program
Additionally, we provide high-quality leads to real estate professionals through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, organizations such as credit unions, and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services). Our real estate benefit program revenues are highly concentrated, with one client-directed real estate benefit program contributing a substantial majority of the high-quality leads generated through our lead generation programs, and our client-directed programs are non-exclusive and terminable at any time at the option of the client.
Compass Concierge
Compass Concierge is a program in which we provide home sellers access to capital to front the cost of home improvement services. Home sellers can access funds to prepare their home for sale through our partnership with an independent third-party lender. In addition, since early 2023, we have maintained alternative home improvement programs with several third-party service providers to help our real estate professionals’ clients prepare their homes for listing and sale.
Since inception and through December 31, 2025, we partnered with our real estate professionals and sellers on Compass Concierge projects totaling approximately $1.45 billion, with an average project size of approximately $29,000. We believe the program has successfully unlocked incremental transactions for real estate professionals at our owned-brokerage, delivered higher sale prices and reduced selling times for their clients and also helped us attract high-performing real estate professionals to our platform.
Human Capital Management
We believe that our long-term success is based on attracting, developing and retaining a diverse group of employees who espouse our entrepreneurship principles which define our culture: dream big; move fast; learn from reality; be solutions-driven; obsess about opportunity; collaborate without ego; maximize your strengths; and bounce back with passion. Our employees use our principles to help guide their work experience and align with our mission of helping everyone find their place in the world and empower all real estate professionals.
As of December 31, 2025, we had 3,200 employees across the U.S. and internationally and none of our employees were represented by a labor organization or are party to a collective bargaining arrangement.
Following the Anywhere Merger, our number of employees across the U.S. and internationally more than tripled and none of our employees were represented by a labor organization. Employment relationships in Brazil (where we had approximately 20 employees at January 31, 2026) are governed by rules set forth under collective bargaining agreements.
We offer market-competitive compensation and benefits to our employees. We strive to offer a comprehensive benefit package and evaluate and supplement our benefits periodically. Our benefits package includes base pay, bonus programs and long-term equity grants for selected roles, health, dental and vision insurance plans, fertility benefits, life and disability insurance benefits, paid time off (including unlimited flexible time off, a community service day, and paid parental leave), as well as other benefits, such as access to mental health resources, an employee stock purchase plan and the ability to participate in a broad-based 401(k) plan with a company match.
Competition
The residential real estate and technology industries are highly competitive and fragmented. We compete to attract and retain top talent across the real estate professionals community, engineers and employees in all other functions in order to build the best tech-enabled real estate services company. Our business faces competition nationally and in each of the markets we serve from other real estate brokerage firms, including a growing number of internet-based brokerages and others who operate with a variety of business models. Some of these competitors provide similar services or products to us, including:
•brokering transactions for home buyers and sellers;
•providing tools to agents associated with real estate data aggregation; and
•providing integrated services products associated with residential real estate transactions, such as title and escrow/settlement and mortgage origination.
Some companies may attempt to assemble various aspects of solutions that overlap with our offering, including:
•real estate brokerage firms;
•vertical SaaS technology companies;
•enterprise technology bellwethers; and
•real estate financial services.
We believe we compete favorably based on multiple factors, including the strength and quality of our business, and our ability to retain our real estate professionals at our owned-brokerage business, our ability to retain our franchisees, our integrated suite of differentiated technology offerings that empower real estate professionals, our technology offerings that facilitate real estate transactions for both buyers and sellers, our growing scale, and our most recognized and iconic brands. Our differentiated focus on the real estate professionals enables us to deliver a premier brokerage and technology-enabled experience at scale.
Regulation
Regulation of the Brokerage Industry
State Regulation. Brokerage businesses are primarily regulated at the state level by agencies dedicated to real estate matters or professional services. Real estate brokerage licensing laws vary widely from state to state. Generally, all individuals and entities acting as real estate brokers or salespersons must be licensed in each state where they operate. In all states, licensed real estate professionals must be affiliated with a broker of record, managing broker, designated broker or similar licensee (a “broker of record”) to engage in licensed real estate brokerage activities. Generally, a brokerage must obtain a corporate real estate broker license, although in some jurisdictions the licenses are personal to individual brokers. The broker of record in all jurisdictions must actively supervise the individual licensees and the brokerage’s activities within the applicable jurisdiction. All licensed market participants, whether individuals or entities, must follow the jurisdiction’s real estate licensing laws and regulations. These laws and regulations generally detail minimum duties, obligations, and standards of conduct, including requirements related to contracts, disclosures, record-keeping, local offices, trust funds, agency representation, advertising, and fair housing. In each of the jurisdictions where our business operates, we have designated a properly licensed broker as the broker of record and, where required, we also hold a corporate real estate broker’s license. We (and real estate professionals at our owned-brokerage and our franchisees) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions.
Federal Regulation. Several federal laws and regulations govern the real estate brokerage business, including the federal Fair Housing Act and the Real Estate Settlement Procedures Act (“RESPA”). The Fair Housing Act prohibits discrimination in the purchase, sale, or marketing of homes and applies to real estate professionals, among others. The Fair Housing Act prohibits expressing any preference or discrimination based on race, religion, sex, disability, and certain other protected characteristics, and applies broadly to many forms of advertising and communications. RESPA is a federal law intended to provide consumers obtaining federally funded mortgages to receive improved disclosures of settlement costs and to protect against kickbacks and unearned referral fees as part of the costs of settlement services (e.g., real estate brokerage services, mortgage loan origination, title insurance, escrow and closing services). It applies to real estate brokerage services among other real estate settlement services. See the section entitled “ - Regulation of Settlement Services (RESPA and Related State Law)” below for additional details. We may also be subject to the American with Disabilities Act.

Regulation of Settlement Services (RESPA and Related State and International Law)
RESPA and analogous state anti-kickback statutes and similar laws in countries where we do business generally prohibit the provision of things of value such as cash rebates, gifts and other inducements if doing so is part of an agreement or understanding that settlement services business be referred. These laws generally require timely disclosure to consumers of certain relationships and financial interests in providers of real estate settlement services. Pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) administers RESPA, but state authorities also have certain RESPA enforcement rights. RESPA also has been invoked by plaintiffs in private litigation for various purposes. RESPA compliance is of significant importance to us and our integrated services business.
Regulation of the Title & Escrow Industry
Title insurance and escrow/settlement services typically require licensure and are heavily regulated, often through a state’s insurance regulator or other regulatory body. In a number of states, insurance rates are either promulgated by the state directly or are required to be filed with each state by the real estate professionals or underwriter. Some states also promulgate the split of title insurance premiums between the title agent and underwriter. As part of the licensing process, states may also mandate certain minimum financial requirements for net worth and working capital. In some states, such as Texas, no person may acquire control, directly or indirectly, of a title company unless the person has provided required information to, and the acquisition is approved or not disapproved by, the relevant regulator. Additionally, some states have “controlled business” statutes which generally require that a title agent seek or obtain a certain amount of business from unaffiliated brokerages.
Pursuant to regulations in New York, title agents with affiliated businesses must make a good faith effort to obtain and be open for title insurance business from all sources and not business only from affiliated persons, including actively competing in the marketplace and failure to comply with such statutes could result in fines and penalties or non-renewal of our license to provide title, escrow and settlement services.
Regulation of the Mortgage Industry
The mortgage industry is a heavily regulated industry and private mortgage lenders operating in the U.S. are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which mortgage companies, including our mortgage joint ventures, can operate their loan origination and servicing businesses, the fees such companies may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information.
Our mortgage joint ventures are required to be licensed in all relevant jurisdictions in which they operate and to comply with the respective laws and regulations of each such jurisdiction, as well as with applicable judicial and administrative decisions. The comprehensive body of federal, state, and local laws to which our mortgage joint ventures are subject is continually evolving and developing, including laws on advertising and privacy described in more detail in the section entitled “ - Cybersecurity and Data Privacy Regulations” below. In addition, our mortgage joint ventures must comply with a number of federal, state and local consumer protection laws including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Housing Act, the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act, and the Homeowners Protection Act.
Under the Dodd-Frank Act, the CFPB is authorized to engage in rulemaking and examination activity with respect to consumer financial products and services (including mortgage finance) and to enforce compliance with federal consumer financial laws, including TILA and RESPA. The CFPB has issued myriad rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on our mortgage joint ventures.
Regulation of Our Franchise Business
We operate our franchise business in the U.S. as a franchise and are subject to franchise state and federal laws. At a federal level, federal laws under the jurisdiction of the FTC generally require franchisors to make extensive disclosure to prospective franchisees in connection with franchise offers and sales but do not require registration. At a state level, a number of states require both disclosure and registration. In addition, a number of states have “franchise relationship laws” or “business opportunity laws” that typically limit franchisors’ ability to terminate franchise agreements (including mandated notice or cure periods) and to withhold consent to renew or transfer these agreements, as well as prohibit discrimination by a franchisor among its franchisees.
International Regulation
The international aspects of our business, particularly our franchise and relocation operations, are subject to various international laws and regulations addressing the areas discussed in this Regulation section, including, but not limited to contract, franchising, licensing, intellectual property, import/export, employment, tax and cybersecurity and data privacy. In certain jurisdictions, these operations may also be subject to the General Data Protection Regulation (“GDPR”), which is a privacy and security regulation for the European Union.
Antitrust and Competition Laws
Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. Antitrust litigation has been brought on behalf of homebuyers and homesellers against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report) and Anywhere and other brokerages and real estate associations regarding the requirement to offer cooperating commissions, which already led to certain industry-wide changes and could lead to additional changes in the future. Other antitrust claims against participants in the residential real estate industry have resulted, and may continue to result, in litigation and industry change, including with respect to trade association membership, MLS access, and listing rules, to name a few.
Bribery Laws
Our international business activities, and in particular our relocation operations, must comply with applicable laws and regulations that impose sanctions on improper payments, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws of other countries.
Worker Classification
Real estate laws generally permit brokers to engage agents as independent contractors. Federal and state agencies have their own rules and tests for classification of independent contractors. Such agencies also have rules and regulations to determine whether employees meet exemptions from minimum wages and overtime laws. These tests consider many factors that also vary from state to state. The tests continue to evolve based on state case law decisions, regulations and legislative changes.
Cybersecurity and Data Privacy Regulations
We are subject to a variety of U.S. state laws and regulations relating to our collection, use, and disclosure of data collected from our website and mobile users, and the manner and circumstances under which we or third parties may market and advertise our services to consumers. These laws continue to evolve as various states enact new laws and clarifying regulations, imposing significant and ever-changing privacy and cybersecurity obligations. As a result, we are subject to increased regulatory scrutiny, additional contractual requirements, and an increase in compliance costs. Some examples of the regulations we are required to comply with include without limitation, the California Invasion of Privacy Act (“CIPA”), California Consumer Privacy Act (“CCPA”), amended by the California Privacy Rights Act (“CPRA”), and other similar state regulations, portions of the GLBA, namely the Safeguards rule, which governs the disclosure and safeguarding of consumer financial information, and the Telephone Consumer Protection Act (“TCPA”), which restricts certain types of telemarketing calls and the use of auto-dialing systems and prerecorded messages and establishes a national Do-Not-Call registry.
Environmental Regulation
We have a limited physical geographical footprint and we do not own any real property of significance. Although environmental regulations do not currently have a material adverse impact on our business and operations, the regulatory landscape is constantly changing and new environmental regulations and reporting requirements could affect our business and cause us to devote additional time and resources to regulatory compliance. For example, California adopted the Climate Corporate Data Accountability Act that will require annual disclosure of certain greenhouse gas emissions and the Climate-Related Financial Risk Act that will require disclosure of certain climate-related financial risks and mitigation measures, subject to implementing regulations and the outcome of ongoing litigation that may impact scope and timing.
Other Real Estate Industry Rules
Aside from federal, state and local regulations, we are a participant in many MLSs and a member-owner of certain non-NAR controlled MLSs through our subsidiaries, employees and/or real estate professionals. Real estate professionals may be members of the NAR and respective state and local realtor associations. Accordingly, our business is impacted by the policies, bylaws, codes of ethics, and fees and rules promulgated by trade organizations including the NAR, state and local associations of REALTORS, and MLSs. We have employees that work with a variety of stakeholders, including our brokers of record, to help navigate these rules and policies. We may also voice our concerns with certain aspects of these trade organization rules as necessary.

Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, licenses, domain names, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our officers, employees, real estate professionals, contractors, and business partners to control access to, and clarify ownership of, our proprietary information.
We own the trademarks Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Compass®, Corcoran®, ERA®, @properties® and related trademarks and logos, and such trademarks and logos are material to our businesses. Our franchisees and our subsidiaries actively use these trademarks, and all of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with corresponding trademark offices in major countries worldwide where these businesses have significant franchised operations. Additionally, we are the registered holder of a number of domain names, including “compass.com.”
We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to evaluate the benefit of patent protection with respect to our technology, and will file additional applications when we believe it will be beneficial.
In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand under a trademark license agreement with Christie Manson & Woods Limited (“CMW”). Such license agreement has a 100-year term, which consists of an initial 50-year term ending in 2071 and two 25-year renewal options. We pay royalties to CMW based on a percent of (i) the royalties that we collect from our Christie’s International Real Estate franchisees and (ii) the gross sales commissions attributable to a certain limited number of our owned-brokerage offices that use the Christie’s International Real Estate brand. The royalties we receive from such owned-brokerage offices are significantly lower than the franchisee royalties. The aggregate amount of royalties that we are obligated to pay to CMW is subject to a minimum annual fee, which increases over time. The license agreement is terminable by CMW prior to the end of the license term if certain conditions occur.
Following the Anywhere Merger, we also have an exclusive license to own, operate and franchise the Sotheby’s International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby’s (“Sotheby’s”). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. We pay a licensing fee to Sotheby’s for the use of the Sotheby’s International Realty® name equal to 9.5% of the net royalties earned that are attributable to our Sotheby’s International Realty® brand franchisees, including our company owned offices. Our license agreement is terminable by Sotheby’s prior to the end of the license term if certain conditions occur.
Additionally, following the Anywhere Merger, we have a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith Operations Corporation, successor in interest to Meredith Corporation (“Meredith Ops”). The license agreement between Anywhere and Meredith Ops is for an initial 50-year term ending July 1, 2058, with a renewal option for another 50 years at our option. We pay a licensing fee to Meredith Ops for the use of the Better Homes and Gardens® Real Estate brand name equal to 9.0% of the net royalties earned that are attributable to Better Homes and Gardens® Real Estate brand franchisees, subject to a minimum annual licensing fee. Our license agreement is terminable by Meredith Ops prior to the end of the license term if certain conditions occur.
Seasonality
The residential real estate market is seasonal, which directly impacts us, our franchisees and real estate professionals and has affected and will continue to affect our business and financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Cyclicality” for additional discussion on the extent to which our business and financial results have been, or may continue to be, impacted by seasonality.
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
Item 1A. Risk Factors.
A description of the material risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to U.S. Real Estate Industry
Our success depends on general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, and our business may be negatively impacted by economic and industry downturns, including seasonal and cyclical trends, and volatility in the residential real estate market.
Our success is impacted, directly and indirectly, by a number of factors related to general economic conditions, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate, many of which are beyond our control, including: adverse changes in local, regional, or national economic conditions, including periods of slow economic growth or recessionary conditions; volatility in the residential real estate industry; seasonal and cyclical trends in the residential real estate industry; changes in real estate market conditions; insufficient or excessive home inventory levels; high mortgage rates and down payment requirements or other constraints on the availability of mortgage financing; low levels of consumer confidence in the economy or the residential real estate market; weak credit markets; actual or perceived instability of financial institutions; legislative, regulatory or industry changes; changes in, or uncertainty regarding, trade policy; high levels of foreclosure activity; the inability or unwillingness of consumers to enter into sale transactions; a decrease in the affordability of homes including the impact of high mortgage rates, home price appreciation, the cost and availability of home insurance, changes in tax law, and wage stagnation or wage increases that do not keep pace with inflation; population decline or growth (including in connection with immigration policy); and decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership. Recent changes in U.S. tariff policies, retaliatory tariffs and trade tensions could disrupt global supply chains and increase the cost of housing construction and renovation. Uncertainty regarding price stability and asset valuations, volatility in the capital markets, the possibility of a reduction in economic growth or a recession with concomitant job losses may cause prospective home buyers to delay or cancel their decision to purchase a home leading to a reduction in transaction volume which, if it occurs, could have a material adverse effect on our business, financial condition and results of operations.
As our revenue is primarily driven by sales commissions, transaction fees and royalty fees, any slowdown or decrease in the total number of residential real estate sale transactions executed by real estate professionals could adversely affect our business, financial condition and results of operations. Additionally, any decrease in the number of transactions our title and escrow business closes and the number of mortgages our mortgage business originates, could further impact our business, financial condition and results of operations.
Monetary policies of the federal government and its agencies may have an adverse impact on our business, financial condition and results of operations.
The U.S. real estate market is significantly affected by the monetary policies of the federal government and its agencies, and is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. and impacts the real estate market through its effect on mortgage interest rates. Mortgage rates remained elevated by historical standards, with the average 30-year fixed mortgage rate still in the low-6% range as of January 2026. The

Federal Reserve Board’s summary of economic projections suggests fewer rate cuts in 2026 than in 2025, and it is also possible that the Federal Reserve Board may hold interest rates steady or may even increase rates. It is also possible that mortgage rates and the long end of the interest rate curve could remain elevated in spite of lower federal funds rates. Changes in the Federal Reserve Board’s policies and other macroeconomic factors affecting mortgage rates are beyond our control, difficult to predict, and could negatively impact the residential real estate market, which in turn could have a material adverse effect on our business, financial condition and results of operations.
High mortgage rates and tighter mortgage underwriting standards have had an adverse effect on our business, financial condition and results of operations.
High mortgage rates have contributed to inventory constraints and a decline in residential real estate home sale transaction volume by discouraging potential sellers from giving up lower existing mortgage rates and by decreasing overall housing affordability. Although inventory has increased recently, affordability and high mortgage rates continue to constrain home sale transaction volume and negatively impact our business, financial condition and results of operations.
Lower transaction volume also reduces demand for title, escrow, settlement, and mortgage services. Reduced purchase and refinance activity generally increases competition among loan originators and title agencies, putting pressure on revenue and margins in our mortgage and title agency businesses.
In addition, during the past several years, many lenders have significantly tightened their underwriting standards or added new criteria or approvals necessary to underwrite mortgages, and many alternative mortgage products have become less available in the marketplace. Underwriting standards could be changed or tightened as a result of changes in regulations, including those enacted to increase guarantee fees of federally-insured mortgages. More stringent mortgage underwriting standards generally adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes in order to purchase new homes, which may decrease the number of real estate transactions that real estate professionals execute and that our title and escrow businesses close, and may decrease the number of mortgages that our mortgage business originates. Any of these impacts would adversely affect our business, financial condition, and results of operations.
Low home inventory levels may result in insufficient supply, which could negatively impact home sale transaction growth.
Home inventory levels have been low in certain markets and price points in recent years, which has caused more homeowners to retain their homes for longer periods of time, driving a negative impact on the volume of home sale transactions closed by real estate professionals. This lack of supply has been caused by a variety of factors outside our control, including high mortgage rates and other affordability constraints, slow new housing construction, and macroeconomic conditions. Continued low inventory levels have had and could continue to have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Business and Operations
We may be unable to successfully integrate Anywhere’s business and realize cost synergies and other anticipated benefits of the Anywhere Merger.
The success of the Anywhere Merger will depend, in part, on our ability to successfully combine and integrate the two companies and realize the cost synergies and other anticipated benefits, including innovation opportunities and operational efficiencies, from the Anywhere Merger, in a manner that does not materially disrupt existing real estate professional, broker, franchise, affiliate, customer, real estate partner, employee and other stakeholder relations nor result in decreased revenues. If we are unable to achieve the cost synergies and other anticipated benefits within the expected timeframe, or at all, our business, financial condition, results of operations and the trading price of our Class A common stock may be materially adversely affected.
The integration of the two companies may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls at the combined business as a result of the devotion of management’s attention to the Anywhere Merger and related integration work;
•the disruption of, or loss of momentum in, ongoing businesses or inconsistencies in standards, controls, procedures and policies;
•managing a larger and more complex combined business, including a diverse portfolio of brands, a significantly expanded franchisee system, a larger title and escrow business, a relocation business, a leads business, and a title underwriter joint venture;

•maintaining employee morale, retaining key management and other employees and the possibility that the integration process and potential organizational changes may adversely impact the ability to maintain employee relationships;
•retaining existing business and operational relationships, including but not limited to those with real estate professionals, brokers, franchisees, affiliates, customers, real estate partners, employees and other counterparties; and attracting new business and operational relationships;
•the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or Anywhere’s operations;
•the discovery of new or expanded liabilities or costs from Anywhere;
•the ability to identify and provide change-in-control notices or otherwise avoid defaults, penalties, or other adverse contractual consequences;
•consolidating corporate, administrative and compliance infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations, including in international markets with differing business, legal and regulatory climates;
•challenges and risks associated with onboarding real estate professionals and franchisees affiliated with Anywhere onto our platform on a timely basis or at all;
•pending such onboarding, the increased complexity and risk related to the maintenance of Anywhere’s products and services;
•unanticipated issues in integrating information technology, communications and other complex systems;
•uncertainty among affiliates, partners and others with whom we do business (which may cause them to delay, defer, renegotiate or terminate business relationships); and
•unforeseen expenses, costs, liabilities or delays associated with the Anywhere Merger or the integration.
Many of these factors will be outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues or cost synergies and diversion of management’s time and energy, which could materially affect our business, financial condition, results of operations and the trading price of our Class A common stock.
In connection with the Anywhere Merger, we became a party to significant additional indebtedness, which could adversely affect our business and operations, including by decreasing our business flexibility and significantly increasing our interest expense, among other things.
In connection with the Anywhere Merger, we became a party (through our subsidiaries and as a guarantor) to the Anywhere Secured Notes and Anywhere Unsecured Notes; issued and sold $1.0 billion in aggregate principal amount of the Convertible Notes; executed a performance guarantee for the Apple Ridge securitization program; and continue to be subject to the 2025 Revolving Credit Facility and Concierge Facility. Additionally, lender commitments for the 2025 Revolving Credit Facility, which is secured by substantially all of our assets and our subsidiary guarantors, automatically increased to $0.5 billion upon consummation of the Anywhere Merger. We may also incur additional indebtedness to meet future financing needs.
As a result, we have substantially increased indebtedness following completion of the Anywhere Merger in comparison to our historical levels, which could have the effect, among other things, of:
•reducing our flexibility to respond to changing business and economic conditions;
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our interest expense has significantly increased in connection with such indebtedness. If we do not achieve the cost synergies and other anticipated benefits from the Anywhere Merger, if the financial performance of the combined company does not meet current expectations, or if our business does not otherwise generate sufficient funds, then our ability to comply with the financial covenant under the 2025 Revolving Credit Facility, service our indebtedness, or satisfy our other cash needs may be adversely impacted, any of which may have a material adverse impact on our financial condition and results of operations.
Additionally, our debt agreements contain, and any future agreement relating to additional indebtedness which we may enter into may contain, various affirmative covenants, such as financial statement reporting requirements, negative covenants, and financial covenants applicable to us and our restricted subsidiaries. The negative covenants include restrictions that, among other things, restrict our and our subsidiaries’ ability to incur liens and indebtedness, make loans, advances or other investments, declare dividends, dispose of, transfer or sell assets, make stock repurchases, repay junior or contractually subordinated debt and consummate certain other matters, all subject to certain exceptions. The ability of the combined company and its subsidiaries to comply with these provisions may be affected by events beyond its control. In certain cases, we may be required to repay all of the relevant debt immediately and the occurrence of such an event may have an adverse impact on our financial condition and results of operations.
An event of default under our 2025 Revolving Credit Facility or the indentures governing our other material indebtedness would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
If we are unable to comply with the Total Net Leverage Ratio covenant under the 2025 Revolving Credit Facility (as defined in the underlying agreement) or if we are unable to comply with other restrictive covenants under that agreement or the indentures governing the Anywhere Secured Notes and Anywhere Unsecured Notes and we fail to remedy or avoid a default as permitted under the applicable debt arrangement, there would be an “event of default” under such arrangement.
Other events of default include, without limitation, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the 2025 Revolving Credit Facility, failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of an event of default under the 2025 Revolving Credit Facility, the lenders will not be required to lend any additional amounts to us, could elect to declare all borrowings outstanding, together with accrued interest and fees, to be immediately due and payable and may prevent us from making payments on the Anywhere Secured Notes, Anywhere Unsecured Notes and Convertible Notes, any of which could result in an event of default under the indentures governing such notes or our securitization programs.
If we were unable to repay the amounts outstanding under our 2025 Revolving Credit Facility, the lenders and holders of such debt could proceed against the collateral granted to secure those debt arrangements. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under those debt arrangements accelerate the repayment of borrowings, we may not have sufficient assets to repay the 2025 Revolving Credit Facility and our other indebtedness or be able to borrow sufficient funds to refinance or restructure such indebtedness.
Upon the occurrence of an event of default under the indentures governing our Convertible Notes, Anywhere Secured Notes and Anywhere Unsecured Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital to continue to grow our business, and we may not be able to raise additional capital on terms acceptable to us, or at all.
Growing and operating our business, including by continuously innovating, improving, and expanding our platform, expanding our integrated services and expanding into new markets, may require significant cash outlays, liquidity reserves, and capital expenditures. If cash on hand, cash generated from operations, supplemented by funds available under our 2025 Revolving Credit Facility and securitization facilities, and cash equivalents and investment balances are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, and we may not be able to raise the necessary cash on terms acceptable to us, or at all. Likewise, we may not be able to refinance or restructure any of our existing debt on terms as favorable as those of currently outstanding debt, or at all. Financing arrangements we pursue or assume may require us to grant certain rights, take certain actions, or agree to certain restrictions that could negatively impact our business. If additional capital is not available to us on terms acceptable to us or at all, we may need to modify our business plans, which would harm our ability to grow our operations. Refinancing or restructuring debt at a higher cost would affect our operating results. We could also issue public or private placements of our common stock or preferred stock or additional convertible notes, any of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock.
We might not be able to recruit and retain real estate professionals at the same rate as in the past, which could adversely affect our and the combined company’s business, financial condition and results of operations.

Uncertainties associated with the Anywhere Merger, including but not limited to issues related to the actual or perceived difficulty of integration or desire not to become associated with the combined company, may cause real estate professionals recruitment and retention rates to decline. Furthermore, we may be required to incur additional costs to retain real estate professionals at our owned-brokerage, potentially by offering them compensation arrangements on terms that are less favorable to us. As a result, we may experience a decline in gross sales commissions that we generate or we may not generate anticipated gross sales commissions on the expected timeframe, which could adversely affect our business, financial condition and results of operations. Likewise, our franchisees could experience similar issues, which could result in a decrease in royalty fees received by us, negatively affect franchisees’ perception of our value proposition, limit our ability to expand our franchise network, or require us to offer more advantageous financial arrangements to attract and retain franchisees. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Regulatory authorities and private parties may continue to review the Anywhere Merger, and any challenges and resulting actions could adversely affect our business.
Although the Anywhere Merger has been completed, applicable U.S. authorities or any state attorney general could take any action under antitrust or other applicable regulatory laws as they deem necessary or desirable in the public interest, which may include inquiries, investigations, or enforcement actions that could potentially result in conditions, restrictions, or required divestitures, as well as increased compliance costs or operational limitations. Private parties may also challenge the Anywhere Merger under applicable laws. Any of these actions could negatively impact our business, financial condition, or results of operations.
Ongoing industry antitrust class action litigation (including the antitrust lawsuits filed against us and Anywhere) or any related regulatory activities could result in additional meaningful industry-wide changes, and the recent changes and/or any additional meaningful changes could have a materially adverse effect on our business, operations, financial condition and results of operations.
The ongoing industry antitrust class action litigation, as well as the Antitrust Lawsuits filed against us (as described in more detail in Note 11 to our consolidated financial statements included elsewhere in this Annual Report) and Anywhere (as described in more detail under “ – Item 3. Legal Proceedings”), either alone or in combination with related regulatory or governmental actions and including any injunctive relief, appeals or settlements, or any resulting changes to competitive dynamics or consumer preferences, has resulted in certain industry-wide changes and could result in additional meaningful industry-wide changes, including changes to the broker commission structure and meaningful decreases in the average broker commission rate (including the average buy-side commission rate), the share of royalties we receive from our franchisees, or the percentage of home buyers or home sellers using a real estate professional in their real estate transactions. Such changes could have a materially adverse effect on our business, operations, financial condition and results of operations.
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
Any decrease in our gross commission income or the percentage of commissions that we or our franchisees collect may harm our business, financial condition and results of operations.
The success of our owned-brokerage business depends upon real estate professionals at our owned-brokerage generating gross commission income. Similarly royalties from our franchisees are based on a percentage of the franchisee’s gross sales commissions. Recent industry antitrust class action litigation reinforced the fact that commission rates are negotiable. Other factors could also result in changes to customary commission rates and/or the percentage of home buyers or home sellers using a real estate professional in their home sale transaction, including recent industry-wide practice changes or changes in consumer preferences. Additionally, real estate professionals at our owned-brokerage may be paid a higher proportion of the commission earned on a home sale transaction or the level of commission income we receive from a home sale transaction may be otherwise reduced. Any decrease in commission rates or our share of gross commission income could adversely impact our business, financial condition, and results of operations.
Our franchisees face similar risks, and any decline in gross commission income or in the percentage of commissions they are able to collect would generally result in a decline in our royalty revenues, which could be material. Additionally, such declines could negatively affect current or potential franchisees’ perception of our value proposition, which in turn could limit our ability to expand our franchisee network or require us to offer more advantageous financial arrangements to attract and retain franchisees.

In addition, we collect fees from real estate professionals at our owned-brokerage and from our franchisees for use of our technology offerings and other services. If industry conditions change, such that other platforms offer similar technologies to ours at a lower price or for free, or the services we provide become less valuable, we may be forced to lower our fees, and our business, financial condition, and results of operations may be adversely impacted.
Our franchise business increased significantly as a result of the Anywhere Merger, and our future financial results are expected to be materially impacted by the operating results of our franchisees and the terms of our arrangements with them.
The Anywhere Merger substantially increased the scale of our franchise business, and going forward, our financial results are expected to be materially influenced by the operational and financial performance of our franchisees, particularly our largest franchisees. If industry trends or broader economic conditions weaken or fail to improve, or if one or more of our top-performing franchisees becomes less competitive, experiences financial distress, or elects to leave our franchise system, our royalty revenues could decline, which may materially and adversely affect our revenues and profitability.
The franchise model also exposes us to risks related to franchisee liquidity, terminations, and non-renewals. From time to time, Anywhere had to increase its bad debt and note reserves and record impairment charges related to funding provided to eligible franchisees, as well as terminated franchises that failed to meet payment obligations. We may face similar circumstances, including with respect to our largest franchisees. Any such actions could adversely affect the applicable brand and materially impact our financial results.
In addition, consolidation among Anywhere’s largest franchisees previously created challenges in renewing or negotiating franchise agreements on favorable terms, which negatively affected Anywhere’s royalty revenue. We may encounter similar pressures. Increased concentration among franchisees could further exacerbate the risks described above.
Moreover, the ownership model for some larger franchisees has shifted to control by private investor groups that are more likely to have a higher proportion of debt and may have different priorities than historic franchisee owners, which increases franchisee liquidity, termination and non-renewal risks and the risk that we may have to impair some or all of the conversion notes we have extended or may extend to these franchisees, which could materially adversely affect our financial results.
We must carefully manage our expense structure and a failure to do so could have a material adverse effect on our business.
The real estate market has experienced high interest rates followed by a material decrease in the number of real estate transactions. To date, we have managed our cash and expenses in light of these and other challenging market conditions through reductions in force, changes to our spending approval processes, adjustments to our sales incentives and sales teams, and otherwise by pivoting our focus from growth to profitability and cash flow.
In connection with the Anywhere Merger, we have incurred and expect to continue to incur substantial costs, including non-recurring expenses such as employee retention and severance, heightened advisor fees, and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs, including with respect to medical and other employee benefits. The elimination of duplicative costs across the combined business, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs, the combined company may be more difficult and costly to manage than expected and, we may not achieve a net benefit in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our business, financial condition and results of operations.
In addition, although we expect to continue to make future investments in the development and expansion of our business, we expect to undertake further initiatives to restructure our operations to improve operational efficiency. There are one-time restructuring costs and negative impacts on sales growth and company operations relating to restructurings. We may be unable to successfully implement our cost savings strategies as much as is necessary given market conditions. Achieving meaningful cost savings on the required timeline involves operational risks and we may experience disruptions to our business, which may be material, in connection with our implementation of such strategies. If we are unable to execute these initiatives effectively, or if savings are delayed, smaller than expected, or offset by inflationary or market pressures, our profitability, cash flow, and ability to invest in growth, innovation, and integration efforts may be adversely impacted. In addition, gaining additional efficiencies may become increasingly difficult over time.
Moreover, since we were founded, we have incurred net losses and have had an accumulated deficit, and may continue to do so, for a number of reasons, including: declines in U.S. residential real estate transaction volumes; changes in general economic conditions; changes in real estate market conditions; expansion into new markets for which we typically incur significant losses immediately following entry; increased competition; increased costs to attract and retain real estate professionals at our owned-brokerage; increased costs related to the expansion of our franchise business; increased costs to hire additional personnel to support our overall growth, for research and development, and for sales and marketing; changes to the customary commission rates; changes in our fee structure or rates; inefficiencies in our technology and business model; failure to execute our growth strategies; and unforeseen expenses, difficulties, complications and delays. Any or all of the foregoing may cause a material adverse effect on our business. Further, there can be no assurance that our strategic initiatives and cost savings efforts will result in sustained levels of profitability and positive cash flows that we intend or at all.
Because a material portion of our business is concentrated in certain geographic areas and high-end markets, any adverse economic, real estate or business conditions in these geographic areas and/or impacting high-end markets could have a material adverse effect on our operating results.
A material portion of our real estate brokerage offices and real estate professionals are concentrated in certain geographic areas. Local and regional real estate and economic conditions could differ materially from conditions in other parts of the U.S. While overall the U.S. real estate market could be performing well, a downturn in a geographic area where we have a material presence could result in a decline in our revenue and could have a material adverse effect on our operating results.
Additionally, a material portion of our real estate transactions takes place in high-end geographies. Any downturn in high-end geographies could result in a decline in our revenue and could have a material adverse effect on our operating results. Further, if there is a downturn in high-end geographies, real estate professionals may shift to transactions involving middle and lower range home prices, which, absent a sufficient increase in the number of transactions, could result in a decline in our revenue and could have a material adverse effect on our operating results.
Moreover, we also have relationships with developers in select major cities (in particular, New York City) to provide marketing and brokerage services in new developments. The irregular volume and timing of new development closings may contribute to uneven financial results and deceleration in the building of new housing may result in lower unit sales in the new development market, which has previously had a material adverse effect on Anywhere’s profitability.
If we fail to continuously innovate, improve and expand our technology offerings to create value for real estate professionals and their clients, our business, financial condition and results of operations could be adversely affected.
Our success depends on our ability to continuously innovate and improve our technology offerings, including our proprietary technology platform, to provide value to real estate professionals and their clients. As a result, we have invested significant resources, and plan to continue to invest, though to a lesser degree, additional resources, in research and development to improve and maintain our technology offerings, including our proprietary technology platform, and support our technology infrastructure, which allows us to provide an expanded suite of technology offerings that we believe differentiate us from our competitors. There can be no guarantee that we can continue to launch new products and services in a timely manner, or at all, and even if we do, they might not be utilized by the real estate professionals at the rate we expect. While we believe our investments help real estate professionals succeed, there can be no guarantee that we will retain real estate professionals at our owned-brokerage and our franchises, nor that our investments will drive increased productivity for the real estate professionals.
Additionally, at times, we expand our technology offerings by acquiring value-add real estate technology companies. While we think these strategic acquisitions expand our capabilities into critical components of the transaction, real estate professionals may not value these additions and may not utilize them at the rate we expect.
Our continued growth depends on our ability to attract highly-qualified real estate professionals at our owned-brokerage and expand our network of franchises, to retain them and to help them expand their businesses by utilizing our technology offerings. If we do not expand our technology offerings in the way that creates value for real estate professionals, it could result in our inability to attract and retain real estate professionals at our owned-brokerage and to retain and expand our network of franchises, any of which could adversely affect our business, financial condition and results of operations.
AI and AI-related technologies could lead to changes in the real estate industry and present various operational, reputational and compliance risks. If we fail to adapt to the changes in a timely and effective manner or any of such risks materialize in a material way, our business and results of operations may be adversely affected.
Rapid adoption and development of AI and AI-related technologies, and technologies using AI (“AI technologies”) could lead to changes in the real estate industry and alter the way consumers search for, buy or sell homes. The adoption of AI technologies within the real estate industry has introduced, and will likely continue to introduce, increased risk of disintermediation, as future AI technologies might be able to provide direct access to information or capabilities that currently require assistance of real estate professionals. If AI technologies enable consumers to search for, buy or sell homes independently, the demand for full-service real estate professionals or the cost of delivering their services could decline. Additionally, if our competitors or new market entrants deploy AI technologies more quickly, more effectively or at a lower cost, gain or leverage superior access to AI technologies or achieve higher acceptance of their AI technologies, our competitive advantage may be adversely affected. To be successful and remain competitive, we must be able to adapt to changes in a timely and effective manner, and if we fail to do so, our business and results of operations may be adversely affected.
We have integrated, and plan to continue to integrate, AI technologies in our business, including, but not limited to, a number of tools and features available on our platform, and AI technologies may become more important to our business over time. There can be no assurance that we will realize the desired or anticipated benefits from AI technology.
The use and integration of AI technologies involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI initiatives and maintain our systems and infrastructure. Any disruption or failure in our systems or infrastructure could result in delays and operational challenges. Additionally, as AI technologies continue to improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses. Our use of AI technologies might also expand our cybersecurity attack surface and heighten the risk of data breaches or misuse of sensitive information. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that might generate irrelevant, nonsensical, deficient or factually incorrect content. Additionally, content, analyses or recommendations generated by AI technologies might be found to be biased, discriminatory or harmful, might present ethical concerns and might violate current and future laws and regulations. We integrate AI technologies of third parties and we are dependent in part on the manner in which those third parties develop them. We have limited visibility into how these third‑party models are trained, the integrity of their underlying datasets, or the adequacy of embedded controls. Failures or changes in these systems, including errors, unreliable performance, or changes to terms of use, could adversely affect our AI technologies. We expect that the use of AI technologies will be subject to additional laws and regulations in the future, which might be burdensome for us to comply with and may limit our ability to use AI technologies in our business. If any of the foregoing operational, reputational and compliance risks were to materialize in a material way, our business and results of operations may be adversely affected.
Our efforts to expand our operations, including our owned-brokerage, our franchise business and integrated services, and to offer additional integrated services may not be successful.
We have grown our owned-brokerage business rapidly since our inception. We plan to continue our expansion of our owned-brokerage business and our franchise business; however, there is no guarantee that we will be successful or will expand at the rate we anticipate, or at all.
Additionally, we continue to expand our integrated services, which include title and escrow, relocation and title underwriting and mortgage joint ventures. We think that the synergies between these integrated services and our owned-brokerage and franchise business increase transparency and deliver a more integrated closing process for the clients of real estate professionals at our owned-brokerage. However, currently, our integrated services are available only in certain markets. If we are unsuccessful in expanding these services into other markets, then we may not realize the expected benefits (including anticipated revenue), which could adversely affect our business, financial condition and results of operations. Similarly, if real estate professionals and franchisees do not recommend our integrated services to their clients, then our revenue from integrated services will not grow as quickly as we expect. While we plan to continue to expand our integrated services to other offerings, there is no guarantee that we will do so or be successful, and even if we do, the expansions might be at a slower pace than we anticipate.
We may not realize the expected benefits from our existing or future joint ventures, including our mortgage business and title insurance underwriter.
We may not realize the expected benefits from our mortgage business or our title insurance underwriter joint venture, which will depend, in part, on the successful partnership between us and our joint venture partners and the successful day-to-day operation of the businesses. The services which our joint venture partners are engaged to provide may deteriorate and cause us to make alternative arrangements. Further, in the event of disagreements with our joint venture partners, we may not be able to resolve such disagreements in our favor, which could have a material adverse effect on the applicable business. In addition, improper actions taking place at our joint ventures may lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Also, our joint ventures are subject to many of the same factors that affect our other businesses, including: regulatory changes; changes in mortgage underwriting standards; high mortgage rates; changes in real estate market conditions; changes in consumer trends; competition; decreases in operating margins; and changes in economic conditions. Any of the foregoing could have an adverse impact on the results of operations and financial condition of our joint ventures, which could result in us not being able to realize the expected benefits from such joint ventures.
We operate in highly competitive markets and we may be unable to compete successfully against competitors.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors, including, but not limited to, our ability to attract and retain real estate professionals at our owned-brokerage; our ability to expand our franchise business; our ability to achieve and maintain acceptance of our technology platform; our ability to integrate AI technologies into our platform; the attractiveness of our integrated services; our ability to attract top talent to support our business model; and our brand strength relative to our competitors.
We face competition locally, regionally, nationally and in select international markets from traditional real estate brokerage firms, real estate technology companies, including a growing number of Internet-based brokerages and others who operate with a variety of business models, some of which offer alternatives to full-service real estate professionals (such as direct-buyer companies also known as iBuyers, corporate-to-consumer models, and flat fee or low commission discounters), listing portals and new entrants, particularly companies offering point solutions and companies that might leverage AI technologies. Some of our competitors could have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and access to additional capital, more product and service offerings, ability to integrate AI technologies into their products more successfully and higher risk tolerances or different risk assessments. If we are not able to compete successfully against competitors, our business, financial condition and results of operations could be adversely affected.
Our ability to recruit real estate professionals at our owned-brokerage and expand our network of franchisees depends on the strength of our reputation and reputation of our brands.
We believe that we have developed a strong reputation for helping real estate professionals succeed on the basis of the technological sophistication of our technology offerings and our ability to offer a wide range of high-quality services. General awareness and the perceived quality and differentiation of our technology offerings, including our platform, are important aspects of our efforts to attract and retain real estate professionals at our owned-brokerage and retain and expand our network of franchisees. In addition, our actions and growth are frequently reported in national and regional trade publications and other media, and media coverage of our business can be critical, and may not be fair or accurate. Our reputation may be harmed due to adverse media coverage related to our actions, the actions of real estate professionals at our owned-brokerage and our franchises, or other events, which may cause our ability to attract and retain real estate professionals and franchisees to suffer.
We rely on real estate professionals and our franchisees to protect and maintain the quality of our brands, as well as on the owners of the brands that we license to protect and maintain the quality of such brands. While we try to ensure that our brands’ quality is maintained by such persons and entities, there is no guarantee that they will not take action that may hurt the quality and/or value of the brands and/or our reputation.
If we are unable to maintain or enhance real estate professional awareness of our business, or if our reputation and/or brands’ quality is damaged in a given market, nationally or internationally, our business, financial condition, and results of operations could be adversely affected.
Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. Factors that can influence our results of operations, include: changes in real estate market conditions; our ability to attract and retain real estate professionals at our owned-brokerage; our ability to maintain and expand our franchise business; our ability to continuously innovate, improve, and expand our technology offerings, including our proprietary platform; our ability to successfully integrate acquired businesses; the impact of such acquisitions on our financial presentation, including the lack of comparability of our results of operations for periods following the acquisition with those for periods prior to the acquisition; changes in mortgage rates; changes in mortgage underwriting standards; the actions of our competitors; costs and expenses related to strategic acquisitions, partnerships, and joint ventures; increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive; changes in the legislative, regulatory and industry environment; system failures or outages; actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches; adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims; the overall tax rate for our business; the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period; the application of new or changing financial accounting standards or practices; changes in labor-related costs, including the costs of medical and other employee health and welfare benefits; and changes in regional, national or international business or macroeconomic conditions.

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
We face intense competition for qualified individuals from numerous real estate, software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively, and the inability to sufficiently attract and retain required personnel could have a material adverse effect on our results of operations and business. These risks may be exacerbated by uncertainties and potential disruptions related to our ongoing integration efforts following the Anywhere Merger, and the loss of management and other key personnel could diminish the anticipated benefits of the Anywhere Merger.
Actions by real estate professionals, or by our employees or franchisees, could adversely affect our reputation and subject us to liability.
Our success depends on the performance of real estate professionals at our owned-brokerage, employees, and franchisees. Although real estate professionals are independent contractors, if they were to provide lower quality services to their clients, our image and reputation could be adversely affected. In addition, if real estate professionals at our owned-brokerage make fraudulent claims about properties they show, their transactions lead to allegations of errors or omissions, they violate certain regulations, including, among others, the TCPA, RESPA, and employment laws applicable to the management of their own employees, or they engage in self-dealing or do not disclose conflicts of interest to their clients, we could be subject to litigation and regulatory claims which, if adversely determined, could adversely affect our business, financial condition and results of operations. Further, we do not exercise control over the day-to-day operations of our franchisees and they operate independently from us. Negligent or improper actions involving our franchisees could lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs and subject us to incremental liability for their actions. If our franchisees do not operate their businesses in accordance with our or industry standards, it could adversely impact our reputation. Similarly, we are subject to risks of loss or reputational harm in the event that any of our employees violate applicable laws. In addition, we may be subject to the consequences of fraud, bribery, or misconduct by real estate professionals, our franchisees, or other third-party vendors or partners with whom we do business (and any of their employees), which could result in significant financial or reputational harm. The actions of such persons are beyond our control.
If acquisitions are not successfully completed or integrated into our existing operations, our business, financial condition, or results of operations may be adversely affected.
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
Any of the foregoing strategic acquisitions could be material to our financial condition and results of operations, but there can be no guarantee that they will result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired real estate professionals, businesses, products, or technology, or accurately forecast the financial impact of a strategic acquisition. We may discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance or for which we are not adequately indemnified by sellers, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed.

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
Our failure to successfully integrate the companies we acquire and address risks or other problems encountered in connection with our past or future strategic acquisitions could cause us to fail to realize the anticipated benefits of such strategic acquisitions, including anticipated synergies and cost savings, incur unanticipated liabilities, and harm our business, financial condition, and results of operations. In addition, strategic acquisitions may require us to issue additional equity securities, spend a substantial portion of our available cash, or incur debt and liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill. Any of the foregoing could adversely affect our business, financial condition, and results of operations and could result in dilution to our stockholders.
We may not be able to maintain or establish relationships with MLSs and third-party listing providers, which could limit the information we are able to provide to real estate professionals and real estate professionals’ clients.
Our ability to attract real estate professionals at our owned-brokerage and to appeal to their clients depends upon our ability to provide a robust number of listings. To provide these listings in our services, in addition to the information provided by real estate professionals at our owned-brokerage, we maintain relationships with MLSs and other third-party listing providers. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of our existing relationships with these parties, changes to our rights to use listing data, or an inability to continue to add new listing providers may cause our listing data to omit information important to real estate professionals at our owned-brokerage or their clients. Additionally, if the MLSs cease to be the predominant source of listing data, we might not be able to provide comprehensive listing data to real estate professionals at our owned-brokerage and their clients. Any of these events could negatively impact our reputation and real estate professional and client confidence in the listing data we provide and reduce our ability to attract and retain real estate professionals at our owned-brokerage, which could harm our business, financial condition, and results of operations.
Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or claims or litigation arising from such incidents, any of which may adversely impact our reputation and business, financial condition, and results of operations.
We face growing risks and costs related to cybersecurity threats to our operations and our data (and real estate professional, franchisee, employee and client data) including:
•the failure or significant disruption of our operations from various causes, such as human error, computer malware, ransomware, insecure software and systems, zero-day vulnerabilities, threats to or disruption of third-party service providers who provide critical services, or other events related to our critical information technologies and systems;
•the increasing level and sophistication of cybersecurity attacks, such as distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering (including phishing attempts or the creation of copycat websites), or other unlawful tactics aimed at compromising the systems and data of real estate professionals and their clients (including through systems not directly controlled by us, such as those maintained by real estate professionals, franchisees, joint venture partners, and third-party service providers); and
•the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of real estate professionals and their clients), the transmission of computer malware, or the diversion of sale transaction closing funds.
In the ordinary course of our business, we and our third-party service providers, our employees, real estate professionals, franchisees, relocation operations, and real estate professionals’ clients may collect, store, and transmit sensitive data, including our proprietary business information and intellectual property and that of real estate professionals, real estate professionals’ clients and relocation clients as well as personal information, sensitive financial information, and other confidential information. Real estate professionals’ use of our technology offerings to access and store data presents us with uncertainties and risks, as they may accidentally or deliberately cause private information to be transmitted through unsecure channels, which may lead to breaches or other leaks of such information.
Additionally, we increasingly rely on third-party service providers that provide data processing, data storage, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance, and transmission of this information is critical to our operations and, with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, controls, and adherence to our agreements. A breach or attack affecting one of our third-party service providers or partners could adversely impact our business and our reputation even if we do not control the service that is attacked.
Moreover, the Company, its franchisees, real estate professionals and other real estate industry participants are actively targeted by cybersecurity threat actors. Such actors attempt to conduct electronic fraudulent activity (such as text-based or business email compromise or phishing attacks and copycat websites), security breaches, and similar attacks directed at participants in real estate services transactions. Cyber-attacks could give rise to the loss of significant amounts of data and other sensitive information and possibly disable our information technology systems which are used to service real estate professionals. Such threats may be beyond our control as our employees and real estate professionals at our owned-brokerage and their clients, as well as our franchisees and their real estate professionals, and other third-party service providers may use e-mail, computers, smartphones, and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer that may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
In addition, cybersecurity threat actors have attempted, and may attempt in the future, to conduct fraudulent activity by engaging with real estate professionals and their clients. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions and we are not able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause real estate professionals or their clients to lose trust in us and decrease or terminate their usage of our technology offerings, which could materially harm our operations, business, results, and financial condition. The increasing prevalence and sophistication of cyber-attacks as well as the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, real estate professionals, real estate professionals’ clients, and third-party service providers, has led and will likely continue to lead to increased costs to us with respect to identifying, protecting, detecting, containing, responding, recovering, mitigating, insuring against, and remediating these risks, as well as any related attempted or actual fraud.
We have experienced and expect to continue to experience these types of threats and incidents. Cybersecurity incidents, depending on their nature and scope, could potentially result in harm to confidentiality, integrity, and availability of critical systems, data, and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations.
The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy law, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the products and services we provide to real estate professionals and their clients, and increased cybersecurity protection and remediation costs (which may include liability for stolen assets or information), any of which in turn could have a material adverse effect on our competitiveness and business, financial condition, and results of operations. We cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations.
The Anywhere Merger increases our exposure to cybersecurity threats, operational vulnerabilities, and data-security risks due to increased attack surface areas, potential incompatibilities in cybersecurity controls, and a potential increase in attacks from cyber threat actors, among other factors. Any failure to effectively integrate and secure the combined technology environments could materially adversely affect our business, financial condition and results of operations.
Our fraud detection processes may not successfully detect all fraudulent activity, which could adversely affect our reputation and business results.
We are exposed to the risk of fraud, misconduct and other improper activities by employees, independent contractors (including real estate professionals), franchisees and their real estate professionals, affiliates, partners, vendors, customers and other third parties, including through collusive or coordinated actions. Fraudulent conduct may take many forms, including wire fraud, cyber fraud, identity theft, payment fraud, misappropriation of assets, embezzlement of escrow or closing funds held by us, falsification of records, physical theft, misuse of confidential information or other deceptive or illegal activities. Fraud, defalcation, and misconduct by employees and others are also risks inherent in our title and escrow business. Fraudulent or improper activities, whether or not detected in a timely manner, could result in financial losses, litigation, regulatory scrutiny, reputational harm, which could materially harm our operations, business, results, and financial condition.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
We act as escrow agents for certain of real estate professionals’ clients. As an escrow agent, we receive money from real estate professionals’ clients to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various depository banks and, while these deposits are not assets of our business, we remain contingently liable for the disposition of these deposits. A significant amount of these deposits held by depository banks may be in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits due to a bank failure or otherwise, real estate professionals’ clients could seek to hold us responsible for such amounts and, if real estate professionals’ clients prevailed in their claims, we could be subject to significant losses. This risk is exacerbated by the growth in our title and escrow business following the Anywhere Merger.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations (due to the risks reflected in this Annual Report or otherwise), we could incur impairment charges (including as related to management’s estimates with respect to the potential impact of the ongoing housing market downturn on our business), which would negatively impact our earnings. Anywhere recognized significant non-cash impairment charges from time to time and we may be required to take additional such charges in the future, which may be material.
We may incur substantial liabilities arising out of Anywhere’s legacy pension plan.
In connection with the Anywhere Merger, we assumed Anywhere’s legacy defined benefit pension plan for which participation was frozen as of July 1, 1997; however, the plan is subject to minimum funding requirements. Anywhere, to date, has met its minimum funding requirements. The pension plan now represents a liability on our balance sheet and will continue to require cash contributions from us, which may increase beyond our expectations in future years based on changing market conditions. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of the pension plan and cause volatility in the future funding requirements of the plan.
Through our franchise and relocation business, we have expanded, and may continue to expand in the future, into international markets, which will expose us to significant risks.
A component of our growth strategy involves the further expansion of our operations and establishment of real estate professional and franchise base internationally. Our recent acquisition of Anywhere expanded our international reach to include a worldwide relocation services business and other international operations and relationships, including but not limited to international franchisees and master franchisees operating real estate brokerages and franchises outside the United States. We are continuing to adapt and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we have established relationships with new partners, and may need to establish additional relationships with third parties or acquire businesses in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and significant upfront investment.
Our current and future international business and operations involve a variety of risks, including the need to adapt and localize our platforms for specific countries; unexpected changes in trade relations, regulations, or laws; new, evolving, and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information; adverse changes to political and economic climates of foreign countries, or in their relations with the U.S.; difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems; increased travel, real estate, infrastructure, and legal compliance costs associated with international operations; fluctuations in foreign currency exchange rates; regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash; and increased costs and difficulty associated with overseeing affiliates operating outside of the U.S.
Additionally, as we expand our brokerage business internationally, our platform becomes subject to complex U.S. and foreign export controls, economic sanctions, and technology licensing requirements, including the U.S. Export

Administration Regulations and sanctions administered by the Office of Foreign Assets Control. Complying with these regulations, such as obtaining necessary licenses for encryption technology or screening for embargoed jurisdictions, can be time-consuming and may delay or prevent the deployment of our platform in certain markets. Failure to comply with these laws could result in significant fines, penalties, operational restrictions, and reputational harm. Furthermore, changes in these regulatory regimes or our inability to secure required authorizations could limit the ability to use our platform globally, adversely affecting our business and growth opportunities.
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
We may be unable to continue to securitize certain of the relocation assets of Cartus, which may adversely impact our liquidity.
In connection with the Anywhere Merger, we entered into a performance guaranty for up to $180 million of securitization obligations through the special purpose entities monetizing certain assets of Cartus under one lending facility (which we refer to as the “Apple Ridge securitization program”). The performance guaranty guarantees the obligations of Cartus and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
In addition, the Apple Ridge securitization facility contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. If securitization financing is not available to us for any reason, we could be required to borrow under the 2025 Revolving Credit Facility, which would adversely impact our liquidity, or we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.
Our platform is highly complex and our software may contain undetected errors.
Our platform is highly complex and the software and code underlying our platform is interconnected and may contain undetected errors, bugs, or vulnerabilities, some of which may only be discovered after the code or software has been released. We regularly release or update software code, which may result in more frequent introduction of errors, bugs, or vulnerabilities into the software underlying our platform, potentially impacting real estate professionals’, franchisees and real estate professionals’ clients’ experience on the Compass platform and our other technology offerings. Additionally, due to the interoperative nature of the software and the systems underlying our platform, modifications to certain parts of our code, including changes to our mobile application, website, systems, or third-party application programming interfaces on which our platform relies, or resulting from integration of acquired technologies, could have an unintended impact on other sections of our software or system, which may result in errors, bugs, or vulnerabilities to our platform. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of real estate professionals, franchisees or real estate professionals’ clients, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business, financial condition, and results of operations.
Furthermore, our development and testing processes may not detect errors, bugs, or vulnerabilities in our technology offerings prior to their implementation as they may not be identified or detected at the time of implementation. Any inefficiencies, errors, bugs, system misconfiguration, technical problems, or vulnerabilities arising in our technology offerings after their release could reduce the quality of our products, system performance, or interfere with real estate professionals’ access to and use of our technology offerings.
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
In addition, many of our employees continue to work remotely, which may adversely affect our efficiency and morale. Certain employees have not agreed with return to office initiatives and as a result have sought employment elsewhere. Furthermore, the integration of Anywhere may create challenges in blending our distinct corporate cultures, which could diminish employee morale, reduce engagement, or lead to the loss of key personnel if we are unable to successfully foster a unified and productive work environment.
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
Disruption or delays in service from third-party providers could adversely impact our business, including the delivery of our platform and technology offerings.
Our brand, reputation and ability to attract real estate professionals and deliver quality products and services depend on the reliable performance of our network infrastructure and content delivery processes. To deliver mobile app and web content, we utilize a number of third-party service providers to support essential functions of our business, including Amazon Web Services, who we primarily rely on to host our cloud computing and storage needs. We do not own, control, or operate our cloud computing physical infrastructure or their data center providers. We engage with third-party vendors and partners in a variety of other ways, ranging from strategic collaborations and joint ventures and product development to running key internal operational processes and critical client systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, system vulnerabilities, earthquakes and similar events at the sites of such providers. Additionally, our third-party partners or vendors could fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers, or face cybersecurity breaches of their information technology systems, or we could fail to adequately monitor their performance. The occurrence of any of the foregoing events could result in damage to systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.
A failure of our third-party cloud service providers systems could result in reduced capabilities or a total failure of our systems, which could cause our mobile app, technology offerings or website to be inaccessible, impairing our real estate professionals’ and franchisees’ ability to use our platform and technology offerings. Their failure to perform as expected or as required by contract could result in significant disruptions and costs to our operations and damage to our reputation. In light of our reliance on Amazon Web Services and other third-party service providers, coupled with the complexity of obtaining replacement services, any disruption of or interference with our use of these third-party services could adversely impact our operations and business.
We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, which may result from interruptions in our service as a result of system failures. Any errors, defects, disruptions or other performance problems with our services could harm our business, financial condition and results of operations.
We may not be able to generate a meaningful number of high-quality leads for real estate professionals and franchisees.
If we are unable to generate high-quality leads for real estate professionals and franchisees, our ability to recruit and retain real estate professionals and attract and retain new franchisees may be negatively impacted, which could adversely affect our revenues and profitability, including as a result of the loss of downstream revenues at our franchise, brokerage and title businesses as well as our minority-owned mortgage origination and title insurance underwriter joint ventures. In addition, our lead generation business is highly regulated, subject to complex federal and state laws (including RESPA and similar state laws as well as state laws limiting or prohibiting inducements, cash rebates and gifts to consumers), and subject to changing economic and political influences as well as changing industry rules and practices. A change in such laws, more restrictive interpretations of such laws by administrative, legislative or other governmental bodies, or changes to industry rules or practices that may result in leads being less valuable could have a material adverse effect on this business.
Continued reductions in the global spending on relocation services or a cessation or reduction in the volume of business generated from multiple significant relocation clients, or the loss of our largest real estate benefit program client could adversely affect our revenues and profitability.
The relocation services business we acquired as part of the Anywhere Merger is subject to many of the general residential housing trends impacting our businesses that derive revenue from home sales. Additionally, global corporate spending on relocation services has continued to shift to lower cost relocation benefits. Even if general residential housing trends begin to improve, spending on relocation services may not return to former levels, which would negatively impact the revenue and operating results of our relocation operations.
Contracts with our real estate benefit program clients and relocation clients are generally terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. Our real estate benefit program revenues are highly concentrated. If our largest real estate benefit program client or multiple significant relocation clients ceased or materially reduced volume under their contract with us, our revenue (including downstream revenue) and profitability may be materially adversely affected.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is a focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Certain regulators, both in the U.S. and internationally, have adopted or proposed new disclosure and regulatory frameworks which could expand the nature, scope, and complexity of matters that we are required to control, assess and report.
In addition, certain relocation clients have required that we implement certain additional ESG procedures or standards in order to continue to do business with us and additional clients may impose such requirements in the future. Meeting these evolving expectations could be costly and failure (or perceived failure) to satisfy stakeholder expectations and standards could also cause reputational harm to our business and brands.
In addition, we may face increased scrutiny related to any actions or positions we could be viewed as taking in this space. We could be subjected to negative responses (such as boycotts or negative publicity campaigns) by either proponents or detractors of any particular ESG-related topic, including activists and consumers, which could adversely affect our reputation and business.
Natural disasters and catastrophic events may disrupt real estate markets and could adversely affect our business, financial condition and results of operations.
Natural disasters or other catastrophic events, such as fires, hurricanes, earthquakes, windstorms, tornados, floods, power loss, telecommunications failure, cyber-attacks, war and military action, civil unrest, international instability, terrorist attacks, or pandemics or epidemics may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus, could adversely affect our business, financial condition and results of operations. In particular, the COVID-19 pandemic and the reactions of governments, markets, and the general public to the COVID-19 pandemic, caused a number of consequences for our business and results of operations. Additionally, properties located in certain geographies are more susceptible to certain natural hazards (such as fires, hurricanes, earthquakes, floods, or hail) than properties in other parts of the country. A natural disaster or other catastrophic event in any of these geographies could disrupt our operations and have a negative impact on our business. These effects may be compounded when the taxes or insurance costs associated with homeownership in the affected area materially increase in connection with the increasing frequency and severity of weather events or other disasters. Movements away from the use of title insurance in connection with rising affordability concerns could lead to declines in certain services offered by the Company or its joint venture operations. More frequent and/or severe weather events and/or long-term shifts in climate patterns exacerbate these risks. As we grow our business, the need for business continuity planning and disaster recovery plans will increase in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business could be adversely affected and our reputation could be harmed.

Risks Related to Our Legal and Regulatory Environment
We are periodically subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.
We are or may be subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti-discrimination, commercial disputes, competition, professional liability, consumer complaints, personal injury, wrongful death, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer brokers’ offers of commissions and other listing and marketing practices), securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to the Anywhere Merger or our other acquisitions, integrated services business lines, securities issuances or business practices. Likewise, real estate professionals, franchisees and joint venture partners may be subject to any of the foregoing. We may also be subject to disputes between us and our employees and real estate professionals at our owned-brokerage, which are primarily governed by mandatory arbitration provisions, and become involved in disputes between real estate professionals, where we are not a proper party.
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
In addition, litigation, claims, and regulatory proceedings against companies unrelated to us in the residential real estate or technology industry, or in other industries, may impact us when the rulings in those cases cover practices common to the broader industry. Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. To the extent these claims against unrelated companies are successful and we or real estate professionals at our owned-brokerage cannot distinguish our or their practices (or our industry’s practices), we could face significant liability and could be required to modify certain business practices or relationships, either of which could materially and adversely impact our business, financial condition, and results of operations.
We classify real estate professionals at our owned-brokerage as independent contractors, and if federal or state law mandates that they be classified as employees, our business, financial condition, and results of operations would be adversely impacted.
We engage independent contractors, including real estate professionals at our owned-brokerage, that are subject to federal regulations and applicable state laws and guidelines regarding independent contractor classifications. These regulations, laws and guidelines are subject to judicial and agency interpretation. Moreover, such regulations, laws, guidelines and interpretations continue to evolve. Federal and state governments have introduced and may continue to introduce proposed changes to existing classification laws. If our business is found to have misclassified employees as independent contractors, we could face penalties and have additional exposure under laws regarding employee classification, federal and state tax, workers’ compensation, unemployment benefits, compensation, overtime, minimum wage, meal and rest periods, and discrimination laws. Further, if legal standards for classification of real estate professionals at our owned-brokerage as independent contractors change or appear to be changing, it may be necessary to modify the compensation structure for such real estate professionals, including by paying additional compensation and benefits or reimbursing expenses. We face claims from time to time alleging misclassification of status and it could be determined that the independent contractor classification is inapplicable to some or any real estate professionals at our owned-brokerage. We could also incur substantial costs, penalties and damages due to any such future challenges by current or former professionals to our classification or compensation practices, including with respect to their status as exempt or non-exempt employees. Finally, we could be subject to classification and other claims from employees of our independent contractors, whose employment practices we do not control. Any of these outcomes could result in substantial costs to us, significantly impair our financial condition and our ability to conduct our business as currently contemplated, damage our reputation, and impair our ability to attract real estate professionals.

In addition, we work with international staffing organizations that retain contractors in various jurisdictions who are subject to various local laws, including labor and employment laws, that differ from those in the United States. We may be subject to claims as a result of the staffing agencies’ practices, which are outside our control or direction. We may also be subject to claims that these contractors are employees of Compass, subjecting us to corporate tax and other liabilities.
We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to data privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, and/or unfavorable publicity.
We collect, store, share, and process personal information and other employee, real estate professional, real estate professionals’ client and consumer information. There are numerous global data privacy laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, sharing, and disclosure and protection of personal information, which are continually evolving, subject to differing interpretations, and may be inconsistent between state and federal governments and across countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, GLBA, GDPR, tracking technologies, cookie consent mechanisms, targeted advertising practices and similar consumer protection laws. We seek to comply with industry standards, applicable laws, and legal obligations concerning data security protection, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, terms of service, privacy-related obligations to real estate professionals, real estate professionals’ clients or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other real estate professionals or client data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant fines or damages. Further, these proceedings and any subsequent adverse outcomes may cause real estate professionals, real estate professionals’ clients, and other business partners to lose trust in us, which could have a materially adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of real estate professionals, our real estate professionals’ clients, and other business partners for the use and disclosure of personal information is obtained, could require us to modify our platforms or technology offerings and their features, and business processes, possibly in a material manner and subject to increased compliance costs, which may limit our ability to innovate, improve and expand our platforms or technology offerings and their features that make use of personal information. We could also be adversely affected if applicable laws, regulations or industry practices are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
Numerous U.S. states have enacted, or are in the process of enacting, state level data privacy laws and regulations aimed at creating and enhancing individual privacy rights by governing the collection, use, sharing, disclosure, selling, and retention of state residents’ personal information. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and enforcement powers, which may require us to further modify our data processing practices and policies, and may subject us to increased regulatory scrutiny and business costs, and lead to unintended confusion among our real estate professionals’ and real estate professionals’ clients.
Real estate professionals operate as independent contractors and are responsible for their own data privacy compliance, as are our franchises and our partners in joint ventures where we own a minority interest. We provide training and our platform provides tools and security controls to assist real estate professionals with their data privacy compliance to the extent they store relevant data on our platform. However, if a real estate professional on our platform or using our technology offerings were to be subject to a claim for breach of data privacy laws, we could be found liable for their claims due to our relationship, which may require us to take more costly data security and compliance measures or to develop more complex systems.
We are subject to a variety of federal, state and international laws, many of which are unsettled and still developing, and certain of our businesses are highly regulated. Any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

All of our businesses and the businesses of real estate professionals and franchisees are subject to a variety of local, state, federal and international laws, such as RESPA, the Fair Housing Act, the Dodd-Frank Act, the Exchange Act, GLBA, TCPA, and federal advertising, internet, antitrust, import/export (including restrictions with regards to technology), competition, anti-corruption, anti-bribery, anti-money laundering and worker classification, privacy and cybersecurity, and other laws, as well as some comparable state statutes and rules of trade organizations such as NAR and local MLSs.
RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to settlement service providers in connection with the closing of certain real estate transactions. Such laws may to some extent impose limitations on arrangements involving our real estate brokerage, escrow services, title agency, lead generation, relocation and mortgage origination services. RESPA compliance may become a greater challenge for most industry participants offering title and escrow services and mortgage origination services, including brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly, and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes and some state authorities have also asserted enforcement rights. Ongoing private litigation in our industry reflects increasingly expansive interpretations of RESPA as applied to referral fee programs, lead distribution, and affiliated-service arrangements.
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
Certain of our businesses may also be subject to the GLBA, which governs how personal information collected in the context of financial services can be used and shared across our businesses and how that information must be protected. The GLBA’s requirements include certain disclosures related to collection of information and sharing practices and implementation of a cybersecurity program that adequately protects the collected information.
Moreover, under U.S. franchise law, we are subject to federal regulations enforced by the FTC governing franchise offers and sales, as well as various regulations in states in which we operate, which may impose additional registration and disclosure requirements. Furthermore, our ability to terminate or refuse renewal/transfer of franchise agreements may be restricted by state-specific “franchise relationship” or “business opportunity” laws.
Compliance with, and monitoring of, the foregoing laws and regulations and other laws and regulations impacting our businesses is complicated and costly and may inhibit our ability to innovate or grow. Our failure to comply with any of these laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.
Risks Related to Our Intellectual Property
Our intellectual property rights are valuable to us, and any inability to protect them could reduce the value of our products, services, and brands.
Our trade secrets, trade names, domain names, trademarks, copyrights and other intellectual property rights are important assets to us, and litigation to defend intellectual property can be expensive and lengthy. Various factors may pose a threat to our intellectual property rights, as well as to our platform and technology offerings. For example, we may fail to obtain effective intellectual property protection or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective; and our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may not attempt to copy aspects of our technology and use information that we consider proprietary.
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
Any unauthorized or improper use of our intellectual property by third parties, including real estate professionals at our owned-brokerage and our franchises, could reduce our competitive advantages or otherwise harm our business and brands.
We do not own the Christie’s International Real Estate, Sotheby’s International Realty or Better Homes and Gardens Real Estate brands and rely on our exclusive license right under the applicable license agreements, which allow us to franchise and/or license the brand to our franchisees. The license agreements for the use of such brands are terminable by the respective licensor prior to the end of the license term if in accordance with the terms set forth in the applicable agreement and any such termination could have a material adverse effect on our business and results of operations. Additionally, any disagreements or complications in our relationships with such licensors, difficulties in the franchise business or changes in the licensing strategy could disrupt and/or negatively impact our franchise business and could disrupt our business and/or negatively reflect on the brand and the brand value.

Our platform, its features, and our technology offerings may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from providing our products and services.
We cannot guarantee that our internally developed or acquired systems, technologies and content do not and will not infringe the intellectual property rights of others. In addition, we rely on products, content, software, technology, and other intellectual property that we license from third parties for use in our platform, its features, and our technology offerings. These third parties may be subject to infringement claims, the results of which could severely limit our ability to develop our services containing their intellectual property and our business could be disrupted or otherwise harmed. We cannot guarantee that these licenses will continue to be available to us on commercially reasonable terms, if at all, and we may be subject to claims of infringement or misappropriation if we have failed to obtain appropriate intellectual property licenses from such parties, or such parties do not possess the necessary intellectual property rights to the products or services they license to our business. If we are unable to obtain necessary licenses from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards and/or may be prohibited by contract from developing competing products. We have been, and may be, subject to claims that we or real estate professionals at our owned-brokerage have infringed the copyrights, trademarks, or other intellectual property rights of a third party. Any intellectual property-related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and divert management resources and attention. Should we be found liable for infringement or misappropriation, we may be required to redesign some of our systems and technologies, enter into licensing agreements, pay substantial damages, limit or curtail our offerings and technologies, or take other action, which could harm our business and results of operations. Any of the foregoing could prevent us from competing effectively and could expose our business to significant liabilities.
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
As of December 31, 2025, Robert Reffkin, our founder, Chairman, and Chief Executive Officer, together with his financial planning vehicles and affiliated trusts (for purposes of this risk factor discussion, “Mr. Reffkin”) (and including his shares of Class A common stock subject to outstanding RSUs for which the service condition has been satisfied or would be satisfied within 60 days of December 31, 2025), held 8,982,709 shares of Class A common stock and all of the issued and outstanding shares of Class C common stock.
As of December 31, 2025, Mr. Reffkin held approximately 28.0% of the voting power of our outstanding capital stock. As a result, Mr. Reffkin is able to influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our restated certificate of incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. As a stockholder, Mr. Reffkin is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally, and this concentrated voting power may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock.
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
Technology and real estate stocks historically have experienced high levels of volatility. Accordingly, the trading price of our Class A common stock has historically and may in the future fluctuate substantially, due to factors including: loss of investor confidence in, or significant volatility in the market price and trading volume of, technology companies in general and of companies in the real estate technology industry in particular; changes in mortgage interest rates; variations in the housing market, including seasonal trends and fluctuations; announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors; price and volume fluctuations in the overall stock market; changes in how real estate professionals perceive the benefits of our platform and future offerings; the public’s reaction to our press releases, other public announcements, and filings with the SEC, or those of other companies in the industries in which we compete; fluctuations in the trading volume of our shares or the size of our public float; sales of large blocks of our common stock; sales, or the anticipated sale, of a substantial amount of our Class A common stock, particularly sales by our directors, executive officers, or principal stockholders; fluctuations in our results of operations or financial projections; changes in actual or future expectations of investors or securities analysts; litigation involving us, our industry, or both; governmental or regulatory actions or audits; regulatory developments applicable to our business; real estate market conditions; general economic conditions and trends; major catastrophic events; and departures of key employees.
In addition, if the market for technology or real estate stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in the real estate or technology industries even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any securities class action litigation could adversely affect our business, financial condition and results of operations.
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
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to refinance or restructure our debt or obtain additional debt financing in the future.

Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) as well as any actual or anticipated placement on negative outlook by a rating agency could make it more difficult or more expensive for us to refinance or restructure our debt or obtain additional debt financing in the future.
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
In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change in control of our company by imposing certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
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
Risks Related to the Convertible Notes
The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, the Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income.
In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the notes exceeds their principal amount for a reporting period, we will calculate our diluted earnings per share assuming that all of the Convertible Notes were converted solely into shares of our Class A common stock at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of our Convertible Notes could be used to satisfy short positions, or anticipated conversion of our Convertible Notes into shares of our Class A common stock could depress the price of our Class A common stock.
The capped call transactions may affect the value of our Class A common stock.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution of our Class A common stock upon any conversion of the Convertible Notes and/or at our election (subject to certain conditions) offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during the relevant valuation period under the capped call transactions or, to the extent we exercise the relevant termination election under the capped call transactions, following any repurchase, redemption or early conversion of the Convertible Notes or if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock.
In addition, if any such capped call transaction fails to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.

The option counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that they might default or otherwise fail to perform, or may exercise certain rights to terminate their obligations under the applicable capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transactions with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default or other failure to perform, or a termination of obligations by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Overview of the Cybersecurity Program
Compass operates a cybersecurity program designed to identify, assess, and mitigate cybersecurity risks to protect our information assets, ensure business continuity, and maintain stakeholder trust. Guided by industry best practices, including the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) and the Center for Internet Security (“CIS”) Critical Controls, we focus on continuous improvement to address emerging threats and vulnerabilities. We recognize the evolving nature of cybersecurity threats and regularly enhance our security controls, processes, and policies to adapt to these risks.
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
Given the data-driven nature of our business and the prevalent use of technology in operating our business, we face cybersecurity risks inherent to our normal course of operation that, if realized, are reasonably likely to materially affect our business strategy, results of operations and financial condition. Please refer to the “Risk Factors” section of this Annual Report for additional information related to the cybersecurity risks that could potentially impact our business.

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
In 2026, we hired a new Chief Information Security Officer to oversee the cybersecurity program and lead the Information Security team. The CISO’s experience includes more than 20 years in the security and fraud profession in multiple high-risk industries, including the critical infrastructure sector, and encompasses various cybersecurity leadership roles and almost seven years as a CISO. She is a Certified Information Systems Security Professional (CISSP) and has a Master’s Degree in Information Systems Management.
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
Item 2. Properties.
We are headquartered in New York, New York, where we occupy approximately 32,500 square feet of office space pursuant to a lease that is expected to expire in November 2033 subject to the terms thereof. We also lease operating and sales offices throughout the United States.
Item 3. Legal Proceedings.
The information relating to legal proceedings contained in Note 11 to the consolidated financial statements included in Part II, Item 8 of this Annual Report is incorporated herein by this reference.
Additionally, Anywhere (formerly known as Realogy Holdings Corp.) is involved in the following material legal proceedings:

Anywhere Antitrust Litigation
The three bulleted cases directly below are class actions covering sellers of homes utilizing a broker during the class period that challenge residential real estate industry rules and practices that require an offer of compensation and payment of buyer-broker commissions and certain alleged associated practices:
•Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri) (formerly captioned as Sitzer);
•Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois); and
•Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts).
In October 2023, Anywhere agreed to a settlement, on a nationwide basis, of all claims asserted or that could have been asserted against Anywhere in the Burnett, Moehrl and Nosalek cases, including claims asserted on behalf of home sellers in similar matters (the “Anywhere Settlement”) and the court granted final approval of the Anywhere Settlement on May 9, 2024. The final approval has been appealed by several parties, including a plaintiff class member from the Batton buy-side case (described below), specifically claiming that the release in the Anywhere Settlement should not release any buy-side claims that sellers may also have.
The Anywhere Settlement releases Anywhere, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The Anywhere Settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.
Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted. While the timing of this payment is uncertain, we currently expect the payment to occur in 2026.
The Anywhere Settlement includes injunctive relief for a period of five years, requiring practice changes in Anywhere’s owned brokerage operations and that Anywhere recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Anywhere’s owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Anywhere’s owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Anywhere’s brokerages; and refraining from adopting any requirement that Anywhere’s-owned brokerages, franchisees or their respective agents belong to NAR or follow NAR’s Code of Ethics or MLS handbook. The practice changes are to take place no later than six months after the Anywhere Settlement receives final court approval and all appellate rights are exhausted.
In addition, since late October 2023, dozens of copycat additional lawsuits with similar or related claims have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor associations, less than a third of which name Anywhere, its subsidiaries or franchisees. In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees pending the conclusion of the appeals of the trial court’s grant of final approval of the Anywhere Settlement.
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division) was filed on January 25, 2021 (the “Batton Case”, formerly captioned as Leeder), in which the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl, Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. Anywhere’s motion to dismiss has been denied. Anywhere disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, the final approval of the Anywhere Settlement has limited the size of the Batton Case because the settling plaintiffs are releasing claims of the type alleged in the Batton Case. As noted above, the named plaintiffs in the Batton Case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement. On November 13, 2025, the court struck the class certification motion filed by the Batton plaintiffs and stayed all class certification proceedings pending resolution of the appeal of the Anywhere Settlement (though fact discovery may continue). As described in the next paragraph, developments in a separate, related buy‑side action, Tuccori v. At World Properties, et al., have implications for resolution of the claims asserted against Anywhere in the Batton Case.
Tuccori v. At World Properties, et al., United States District Court for the Northern District of Illinois, (“Tuccori Case”), is a case that consolidated several purported class actions filed by home buyers. On October 15, 2025, the court in the Tuccori Case granted preliminary approval of a nationwide settlement entered by several real estate brokerages related to the home buyer claims (“Tuccori Settlement”). The Tuccori Settlement, as preliminarily approved by the court on October 15, 2025, included an opt-in procedure under which other companies subject to home buyer claims could opt into the Tuccori Settlement, subject to preliminary and final court approval of such an opt-in settlement. On February 22, 2026, Anywhere opted into the Tuccori Settlement via an Opt-In Settlement Agreement (“Anywhere Opt-In Settlement” with Anywhere being an “Opt-In Settlor”). On February 23, 2026, the Tuccori plaintiffs filed a motion for preliminary approval of the Anywhere Opt-In Settlement and several other opt-in settlements by other real estate brokerages. The Anywhere Opt-In Settlement was properly reserved at December 31, 2025. The Anywhere Opt-In Settlement, if preliminarily and finally approved by the court and sustained on any appeal, will release Anywhere and all of its respective past, present, and future direct and indirect parents (including holding companies), subsidiaries, related entities and affiliates, associates (all as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934), predecessors, and successors, and all of their respective franchisees, and sub-franchisors from any and all state and federal claims regardless of the cause of action arising from or related to conduct that was or could have been alleged in the Tuccori Case or against Opt-In Settlor in the Batton Case (as described in the prior paragraph) based on any or all of the same factual predicates as those claims, including but not limited to claims based on antitrust laws, consumer protection or other state laws, and/or anticompetitive conduct relating to the commissions negotiated, offered, obtained, or paid to brokerages, or the impact of the foregoing on the purchase price, in connection with the purchase or sale of residential real estate.
Homie Technology v. National Association of Realtors, et al. (U.S. District Court for the District of Utah). On August 22, 2024, Homie Technology filed a complaint against NAR, Anywhere, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of NAR rules governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. Anywhere’s motion to dismiss was granted and the action was dismissed with prejudice by the court on July 15, 2025. Homie filed a notice of appeal of the dismissal on August 7, 2025.
McFall v. Canadian Real Estate Association, et al., Federal Court, Canada, Court File No. T-119-24. In this putative class action, filed on January 18, 2024, plaintiff alleges that Coldwell Banker Canada, amongst other brokers, franchisors, Regional Real Estate Boards and the Canadian Real Estate Board conspired to fix the price of buyer brokerage services in violation of civil and criminal statutes. On March 14, 2024, the court entered an order functionally staying the matter pending further order of the court. We believe the court will reexamine this order upon conclusion of the appeal in a previously filed matter involving similar allegations but different parties.
Telephone Consumer Protection Act Litigation
Bumpus, et al. v. Realogy Holdings Corp., et al. (U.S. District Court for the Northern District of California, San Francisco Division). In this class action filed on June 11, 2019, plaintiffs allege that real estate professionals affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo Dialing Solutions, LLC and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class.
In January 2025, Anywhere entered into a settlement of the case pursuant to which it will pay $20 million ($19 million remaining), subject to final approval by the court. The court granted preliminary approval of the settlement on March 10, 2025, subject to the terms and conditions of the court’s order. The final approval hearing for the settlement (originally set for August 28, 2025) was argued on January 29, 2026 but the court has not yet issued an opinion.

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock has traded on the New York Stock Exchange under the symbol “COMP” since April 1, 2021. Prior to that, there was no public market for our common stock.
Stockholders
As of February 23, 2026, there were 261 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
04/01/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
Compass
Real Estate Tech Peers
S&P 500

Year	4/1/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
COMP	$100.00	$45.11	$11.56	$18.66	$29.03	$52.46
S&P 500 Index(1)	$100.00	$118.57	$95.51	$118.66	$146.31	$170.29
Peer Group Index (2)	$100.00	$70.89	$24.08	$38.76	$23.93	$38.59
____________
(1)S&P 500 Index is a capitalization-weighted index of domestic equities of the largest companies traded on the NYSE and NASDAQ.
(2)Peer Group Index consists of Zillow Group, Inc. (ZG), Opendoor Technologies Inc. (OPEN), EXP World Holdings, Inc (EXPI) and Anywhere Real Estate Inc. (HOUS).
Sales of Unregistered Securities
From October 1, 2025 through February 27, 2026, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in the Quarterly Report on Form 10-Q for the period ended on September 30, 2025, on October 2, 2025, we issued 60,087 shares of our Class A common stock as an earnout consideration in connection with a prior acquisition.
(2) On November 13, 2025, we issued 31,921 shares of our Class A common stock as an earnout consideration in connection with a prior acquisition.
(3) As previously disclosed in the Current Report on Form 8-K filed on September 3, 2025, on January 15, 2026, we issued 3,724,147 shares of our Class A common stock as an original consideration for a prior acquisition.
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
•Results of Operations. This section provides our analysis and outlook for the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2025 compared to the year ended December 31, 2024. An analysis of the significant line items on our statements of operations, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in our Form 10-K for the year ended December 31, 2024.
•Key Business Metrics and Non-GAAP Financial Measures. This section provides a discussion of key business metrics and non-GAAP financial measures we use to evaluate our business and measure our performance.
•Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2025.
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
INTRODUCTION

Following the Anywhere Merger, we are a global real estate services company with a presence in every major U.S. city and approximately 120 countries and territories, and we operate a portfolio of some of the most recognized and iconic brands.
In 2025, we were a leading tech-enabled real estate services company that included the largest residential real estate brokerage in the United States by sales volume, which primarily operates under the Compass brand operating in 39 states and Washington DC, with approximately 37,0002 agents at our owned-brokerages. We also provide integrated services to real estate agents and their clients, including title, escrow and mortgage. In January 2025, we acquired a company with the
2 In October 2025, we divested our Latter & Blum Texas business, which reduced our total agent count by approximately 900. The divestiture was not material to our consolidated financial statements.

exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. We refer to the independently operated brokerages that license the Christie’s International Real Estate brand name as franchisees. Christie’s International Real Estate is among the world’s premier global luxury real estate brands with over 100 independently operated brokerages in over 50 countries and territories. We refer to agents at our owned-brokerage and at our franchises collectively as “real estate professionals.”
Following the Anywhere Merger, which is discussed further under the “Recent Developments” header below, we operate our owned-brokerage business under the Coldwell Banker, Compass, Corcoran, and Sotheby’s International Realty brands and our franchise business under the Better Homes and Gardens Real Estate, Century 21, Christie’s International Real Estate, Coldwell Banker, Coldwell Banker Commercial, Corcoran, ERA, and Sotheby’s International Realty brands. On a combined basis, we served a global network of more than 340,000 real estate professionals in our owned-brokerage and franchise businesses as of January 31, 2026.
We also provide non-brokerage services to real estate professionals and their clients, including title and escrow and, via a minority-owned joint venture, mortgage. The Anywhere Merger expanded these services and added additional services, including relocation and, via a minority-owned joint venture, title underwriting. We refer to these services collectively as “integrated services.”
Our business model is directly aligned with the success of real estate professionals. Real estate professionals at our owned-brokerage business are independent contractors that associate their real estate licenses with us and choose to operate their businesses on our platform. We primarily generate revenue from our owned-brokerage business when we collect a share of the gross sales commissions that these real estate professionals earn from home sales and certain other fees, such as flat transaction commission fees. Gross sales commissions are typically based on a percentage of the home sale price.
We also attract independently operated brokerages that affiliate with us as franchisees or licensees under long-term franchise or license agreements. We generate revenue from our franchise business when we collect royalties from our franchisees, which are based on the percentage of the franchisee’s gross sales commissions, as well as certain other fees, such as marketing and technology fees.
In 2025, we earned substantially all of our revenue from our owned-brokerage business with integrated services and our franchise business comprising a small portion of our revenue.
Our technology offerings provide a strong foundation for agents and empower them to deliver exceptional service to their clients. Agents utilize our technology offerings to grow their businesses, save time and manage their businesses more effectively.
Our Compass platform allows our real estate agents to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. The Compass platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. The Compass platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of agents and deliver high-value recommendations and outcomes for both agents and their clients. Additionally, certain title and escrow and mortgage services are integrated and are available on the Compass platform.
Compass One, an all-in-one client dashboard, launched in February 2025, provides a client-facing version of the Compass platform to consumers, allowing agents’ clients to have a differentiated experience where they can access the tools, services and advantages Compass offers to manage their homeownership journey.

Recent Developments

Merger With Anywhere Real Estate Inc.
On January 9, 2026, we completed the merger contemplated by the Agreement and Plan of Merger (the “Anywhere Merger Agreement”) with Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Pursuant to the Anywhere Merger Agreement and subject to its terms and conditions, Merger Sub merged with and into Anywhere (the “Anywhere Merger”), with Anywhere surviving as our wholly owned subsidiary. In connection with the Anywhere Merger, we acquired all outstanding shares of Anywhere common stock in a stock-for-stock transaction. Holders of Anywhere common stock received 1.436 shares of Compass Class A common stock for each share of Anywhere common stock, and we issued approximately 162.1 million shares of our Class A common stock.
During the year ended December 31, 2025, we incurred $18.1 million of transaction and integration expenses in connection with the Anywhere Merger. These expenses consist of transaction costs, including legal and investment banking fees, incurred in connection with our entry into the Anywhere Merger Agreement, as well as costs related to preliminary integration activities. Such expenses are presented within the Anywhere merger transaction and integration expenses line item in the consolidated statements of operations. Of these amounts, $6.3 million was paid during the year ended December 31, 2025. Additional transaction and integration costs, as well as stock-based compensation costs, are expected to be material and will be incurred in 2026 and future periods in connection with the closing of the Anywhere Merger and the related integration activities.
In connection with the Anywhere Merger, on January 7, 2026 we completed an offering of $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”) to Morgan Stanley & Co. LLC and certain other initial purchasers (collectively, the “Initial Purchasers”). The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at our option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of common stock. The Convertible Notes will mature on April 15, 2031. The net proceeds were used to repay certain existing indebtedness of Anywhere and its subsidiaries, pay related fees, costs and expenses related to the Anywhere Merger and fund the net cost of entering into the capped call transactions (the “Capped Call Transactions”).
Additionally, we entered into the Capped Call Transactions with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100.0% over the last reported sale price of the common stock on January 7, 2026. We paid $96.5 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds we received from the offering of the Convertible Notes were approximately $880 million after considering the $96.5 million cost of the Capped Call Transaction and $23.5 million of debt issuance costs.
For additional discussion of the impact of the Anywhere Merger and related financing transactions, including the Convertible Notes, the Capped Call Transactions and the assumption of Anywhere’s outstanding debt, on our liquidity, see “—Liquidity and Capital Resources.”.
Impact of Recent Industry Practice Changes on the U.S. Residential Real Estate Market and Our Business
As part of its nationwide class action settlement of antitrust claims, NAR agreed to implement certain industry-wide practice changes, including, but not limited to, prohibiting buyer brokers’ offers of compensation from being included in listings on Multiple Listing Services and requiring a buyer to enter into a written agreement with their agent that would set forth the buyer broker’s fee before showing the buyer a property. These changes went into effect in August of 2024. Early in the spring of 2024, we entered into our own class action antitrust settlement and agreed to implement certain other practice changes. See Note 11 — “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report for more information. Further, we believe the Department of Justice is continuing to focus on the real estate industry, including the practice changes resulting from the NAR settlement, which could result in additional practice-wide changes.
While we continue to assess the effects of the recent industry-wide changes on our business and financial results, the ultimate impact will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact on our revenue, profitability, or liquidity. During this time, we have taken significant cost reduction actions that have reduced our operating expense levels to the point that we are able to consistently generate positive operating cash flow, aside from a limited number of seasonally slower transaction volume months during the year.

Operational Highlights for the year ended December 31, 2025
We continue to attract and retain the most talented agents to our platform, which is critical to our long-term success. We grow our revenue by attracting high-performing agents looking to grow their business and increasing the productivity of our agents. We invest in our proprietary, integrated platform designed for real estate agents, to enable them to grow their business and save them time and money. This value proposition allows us to recruit more agents, help them grow their business and retain them on our platform at industry leading retention rates.

We had approximately 37,0003 agents on our platform as of December 31, 2025. A subset of our agents are considered principal agents, which we define as either agents who are leaders of their respective agent teams or individual agents operating independently on our platform.
As of December 31, 2025, 2024 and 2023, the Number of Principal Agents4 was 21,1905, 17,752 and 14,683, respectively. The principal agent additions primarily attributable to the residential real estate brokerages acquired since the prior-year period and organic recruitment efforts.
During the years ended December 31, 2025, 2024 and 2023, our agents closed 250,360, 205,122 and 178,848 Total Transactions4, respectively. The increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to the residential real estate brokerages acquired since the prior-year period and organic recruitment efforts.
Our Gross Transaction Value4 for the years ended December 31, 2025, 2024 and 2023 was $267.0 billion, $216.8 billion and $186.1 billion, respectively. Gross Transaction Value is primarily driven by home values in the markets we serve and by changes in the number of our agents in those markets. The increase for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to the home values in the markets we serve and the increase in the number of our agents in those markets, as well as the residential real estate brokerages acquired since the prior-year period.
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results.
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
We also recognize revenue from other integrated services related to the home transaction such as title and escrow services and royalties and fees from third-party franchisees. Revenue from these sources has been immaterial through 2025.
3 In October 2025, we divested our Latter & Blum Texas business, which reduced our total agent count by approximately 900. The divestiture was not material to our consolidated financial statements.
4 For the definitions of Number of Principal Agents, Total Transactions and Gross Transaction Value please refer to the section entitled “—Key Business Metrics” included elsewhere in this Annual Report.
5 Number of Principal Agents as of December 31, 2025 reflects the impact from a prior-period correction of 493 non-producing Principal Agents that had been incorrectly included as Principal Agents in connection with acquisitions completed during the second quarter of 2024.

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
Our commissions and other related expense as a percentage of revenue is expected to fluctuate from period-to-period based on the mix of the commission arrangements we have with our agents, the fees we collect and any changes in integrated services and franchise revenue.
Sales and marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for our regional offices, agent recruitment and marketing incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Compensation and other personnel-related costs include salaries, benefits, bonuses and stock-based compensation expense.
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
Anywhere merger transaction and integration expenses
Anywhere merger transaction and integration expenses consists of transaction costs, such as legal or investment banking fees, incurred in connection with our entry into the Anywhere Merger Agreement with Anywhere and costs related to preliminary integration activities.

Restructuring Costs
Restructuring costs consist primarily of severance and other termination benefits for employees whose roles are being eliminated, lease terminations costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs.
Depreciation and amortization
Depreciation and amortization expense consists primarily of depreciation and amortization of our property and equipment, capitalized software and acquired intangible assets. We expect depreciation and amortization expense to increase as both a percentage of revenue and on an absolute basis as a result of the Anywhere Merger.
Investment Income, net
Investment income, net consists primarily of interest, dividends and realized gains and losses earned on our cash and cash equivalents.
Interest Expense
Interest expense consists primarily of expense related to the interest expenses, including commitment fees for available borrowing capacities, and amortization of debt issuance costs associated with our Concierge Facility and revolving credit facilities. We expect interest expense to increase as a result of the Anywhere Merger.
Benefit from Income Taxes
Benefit from income taxes consists of a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions netted with the recognition of deferred tax assets in India. Additionally, we incurred current income tax expense from states and our foreign operations in India and the UK. We maintain a full valuation allowance against our U.S. deferred tax assets for income tax purposes because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Equity in Income (Loss) of Unconsolidated Entities
Equity in income (loss) of unconsolidated entities includes the results of our share of earnings and losses from our equity method investments.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	(in millions, except percentages)
Revenue	$6,961.6	100.0%	$5,629.1	100.0%	$4,885.0	100.0%
Operating expenses:
Commissions and other related expense (1)	5,679.7	81.6	4,634.6	82.3	4,007.0	82.0
Sales and marketing (1)	377.9	5.4	368.7	6.5	435.4	8.9
Operations and support(1)	429.4	6.2	334.5	5.9	326.9	6.7
Research and development (1)	245.8	3.5	188.8	3.4	184.5	3.8
General and administrative (1)	144.3	2.1	165.2	2.9	125.7	2.6
Anywhere merger transaction and integration expenses	18.1	0.3	—	—	—	—
Restructuring costs	17.1	0.2	9.7	0.2	30.4	0.6
Depreciation and amortization	112.7	1.6	82.4	1.5	90.0	1.8
Total operating expenses	7,025.0	100.9	5,783.9	102.7	5,199.9	106.4
Loss from operations	(63.4)	(0.9)	(154.8)	(2.7)	(314.9)	(6.4)
Investment income, net	5.5	0.1	6.8	0.1	8.5	0.2
Interest expense	(9.0)	(0.1)	(6.4)	(0.1)	(10.8)	(0.2)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(66.9)	(1.0)	(154.4)	(2.7)	(317.2)	(6.5)
Benefit from income taxes	1.1	—	0.5	—	0.4	—
Equity in income (loss) of unconsolidated entities	7.1	0.1	(0.6)	—	(3.3)	(0.1)
Net loss	(58.7)	(0.8)	(154.5)	(2.7)	(320.1)	(6.6)
Net loss (income) attributable to non-controlling interests	0.2	—	0.1	—	(1.2)	—
Net loss attributable to Compass, Inc.	$(58.5)	(0.8%)	$(154.4)	(2.7%)	$(321.3)	(6.6%)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
Commissions and other related expense	$0.9	$—	$11.6
Sales and marketing	32.6	31.5	35.0
Operations and support	37.4	16.5	16.1
Research and development	92.4	58.0	45.7
General and administrative	39.4	21.5	49.8
Total stock-based compensation expense	$202.7	$127.5	$158.2

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Revenue	$6,961.6	$5,629.1	$1,332.5	23.7%
Revenue increased by $1,332.5 million, or 23.7%, for 2025 compared to 2024. The increase was primarily driven by an increase in the number of agents that joined our platform during 2024 and 2025, including those agents attributable to the businesses acquired since the prior-year period. The Number of Principal Agents for 2025 was 21,190 compared to 17,752 for 2024. Total Transactions for 2025 increased to 250,360, an increase of 22.1% from 2024.
Operating Expenses
Commissions and other related expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expense	$5,679.7	$4,634.6	$1,045.1	22.5%
Percentage of revenue	81.6%	82.3%
Commissions and other related expense increased by $1,045.1 million, or 22.5%, for 2025 compared to 2024. The increase in absolute dollars was primarily driven by increased revenue. As a percentage of revenue, Commissions and other related expense decreased from 82.3% to 81.6%. This decrease as a percentage of revenue was driven by the impact of recent acquisitions which operate with more favorable average agent commissions splits compared to our core brokerage.
Sales and marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$377.9	$368.7	$9.2	2.5%
Percentage of revenue	5.4%	6.5%
Sales and marketing expense increased by $9.2 million, or 2.5%, for 2025 compared to 2024. Included in Sales and marketing expense were non-cash expenses related to stock-based compensation of $32.6 million for the year ended December 31, 2025 and $31.5 million for the year ended December 31, 2024. Sales and marketing expense excluding such non-cash stock-based compensation expense was $345.3 million, or 5.0% of revenue for 2025, and $337.2 million, or 6.0% for 2024, respectively. The increase in Sales and marketing expense in absolute dollars, excluding non-cash stock-based compensation expense, was primarily due to increased occupancy and personnel-related costs resulting from recent acquisitions, partially offset by lower agent marketing costs and reduced cash-based incentives for agents. The decrease in Sales and marketing expense as a percentage of revenue, excluding stock-based compensation expense, was primarily driven by the increases in revenue outpacing the year-over-year increases in Sales and marketing expense.

Operations and support

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Operations and support	$429.4	$334.5	$94.9	28.4%
Percentage of revenue	6.2%	5.9%
Operations and support expense increased by $94.9 million, or 28.4%, for 2025 compared to 2024. Included in Operations and support expense were non-cash expenses related to stock-based compensation of $37.4 million for the year ended December 31, 2025 and $16.5 million for the year ended December 31, 2024. Operations and support expense excluding such non-cash stock-based compensation expense was $392.0 million, or 5.6% of revenue for 2025, and $318.0 million, or 5.6% for 2024. The increase in absolute dollars, excluding such non-cash stock-based compensation expense, was primarily driven by increase in headcount from our acquisitions during the year and core brokerage operations. As a percentage of revenue, Operations and support expense, excluding such non-cash stock-based compensation expense, remained generally consistent compared to the prior-year period.
Research and development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Research and development	$245.8	$188.8	$57.0	30.2%
Percentage of revenue	3.5%	3.4%
Research and development expense increased by $57.0 million, or 30.2%, for 2025 compared to 2024. Included in Research and development expense were non-cash expenses related to stock-based compensation of $92.4 million for the year ended December 31, 2025 and $58.0 million for the year ended December 31, 2024. Research and development expense excluding non-cash stock-based compensation expense was $153.4 million, or 2.2% of revenue for 2025, and $130.8 million, or 2.3% for 2024. The increase in Research and development expense, excluding stock-based compensation expense, in absolute dollars was primarily driven by an increase in personnel and outside contractor costs. As a percentage of revenue, Research and development expense, excluding such non-cash stock-based compensation expense remained generally consistent compared to the prior-year period.
General and administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
General and administrative	$144.3	$165.2	$(20.9)	(12.7%)
Percentage of revenue	2.1%	2.9%
General and administrative expense decreased by $20.9 million, or 12.7%, for 2025 compared to 2024. During the year ended December 31, 2024, General and administrative expense includes a charge of $57.5 million in connection with the Antitrust Lawsuits, which is discussed in Note 11 - “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report. Also included in General and administrative expense were non-cash expenses related to stock-based compensation of $39.4 million for 2025 and $21.5 million for 2024. General and administrative expense excluding non-cash stock-based compensation expense and the aforementioned litigation charge was $104.9 million, or 1.5% of revenue for 2025, and $86.2 million, or 1.5% of revenue for 2024. The increase in absolute dollars excluding such non-cash stock-based compensation expense and the litigation charge was primarily due to increased legal fees, transaction expenses incurred in connection with the closing of the acquisition of Christie’s International Real Estate and other general and administrative costs assumed from our acquired businesses. As a percentage of revenue, General and administrative expense, excluding stock-based compensation expense and the litigation charge, remained generally consistent compared to the prior-year periods.

Anywhere merger transaction and integration expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Anywhere merger transaction and integration expenses	$18.1	$—	$18.1	100.0%
Percentage of revenue	0.3%	—%
Anywhere merger transaction and integration expenses during the year ended December 31, 2025 represent transaction expenses incurred in connection with Anywhere Merger. These expenses consist of transaction costs, including legal and investment banking fees, incurred in connection with our entry into the Anywhere Merger Agreement, as well as costs related to preliminary integration activities. Additional information regarding the merger is provided in Note 18 — “Subsequent Events” in our consolidated financial statements included elsewhere in this Annual Report.
Restructuring costs

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$17.1	$9.7	$7.4	76.3%
Percentage of revenue	0.2%	0.2%
Restructuring costs during the year ended December 31, 2025 primarily consisted of lease terminations costs, including accelerated amortization of various right-of-use assets and other related costs, as well as severance and other termination benefits for employees whose roles were eliminated. The year-over-year increase was primarily attributable to the absence of comparable severance charges in the prior-year period. See Note 17 — “Restructuring Activities” in our consolidated financial statements included elsewhere in this Annual Report, for additional information.
Depreciation and amortization

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$112.7	$82.4	$30.3	36.8%
Percentage of revenue	1.6%	1.5%
Depreciation and amortization expense increased by $30.3 million, or 36.8%, for 2025 compared to 2024. The increase in absolute dollars and on a percentage of revenue basis was primarily due to higher amortization of intangible assets from acquisitions completed since the prior year.

Investment income, net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Investment income, net	$5.5	$6.8	$(1.3)	(19.1%)
During the year ended December 31, 2025, investment income was $5.5 million and during year ended December 31, 2024, investment income was $6.8 million. Investment income, net decreased during the year ended December 31, 2025 as a result of holding less short-term interest-bearing investments throughout the year.

Interest expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Interest expense	$9.0	$6.4	$2.6	40.6%
Interest expense increased by $2.6 million, or 40.6%, for 2025 compared to 2024. The increase from the prior year period was primarily driven by the interest expense incurred as a result of balances outstanding during the year on the 2021 Revolving Credit Facility, with no comparable balance outstanding in the prior year.
Benefit from income taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Benefit from income taxes	$1.1	$0.5	$0.6	120.0%

Benefit from income taxes increased by $0.6 million, or 120.0%, for 2025 compared to 2024. The increase from the prior year primarily resulted from a partial reduction in the valuation allowance offset with current tax in the United Kingdom resulting from the Christie’s International Real Estate acquisition.
Equity in income (loss) of unconsolidated entities

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in millions, except percentages)
Equity in income (loss) of unconsolidated entities	$7.1	$(0.6)	$7.7	(1,283.3%)
During the year ended December 31, 2025, Equity in income of unconsolidated entities was $7.1 million, and during the year ended December 31, 2024, Equity in loss of unconsolidated entities was $0.6 million. The income earned during the year ended December 31, 2025 was primarily driven by our share of earnings from our mortgage joint venture, OriginPoint, LLC, as well as income from other equity method investments acquired since the prior year.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Year Ended December 31,
	2025	2024	2023
Total Transactions	250,360	205,122	178,848
Gross Transaction Value (in billions)	$267.0	$216.8	$186.1
Number of Principal Agents(1)(2)	21,190	17,752	14,683
Net loss attributable to Compass, Inc. (in millions)	$(58.5)	$(154.4)	$(321.3)
Net loss attributable to Compass, Inc. margin	(0.8)%	(2.7)%	(6.6)%
Adjusted EBITDA(3) (in millions)	$293.4	$126.0	$(38.9)
Adjusted EBITDA margin(3)	4.2%	2.2%	(0.8)%

(1)During the first quarter of 2024, we began to report agent statistics as of the period end. Our Number of Principal Agents and year over year growth reported in this Annual Report is based on the year end count.
(2)Number of Principal Agents as of December 31, 2025 reflects the impact from a prior-period correction of 493 non-producing Principal Agents that had been incorrectly included as Principal Agents in connection with acquisitions completed during the second quarter of 2024.
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
Our Total Transactions for the year ended December 31, 2025 were 250,360, an increase of 22.1% from the year ended December 31, 2024. The increase in Total Transactions was primarily attributable to the brokerages acquired since the prior-year period.
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
Our Gross Transaction Value for the year ended December 31, 2025 was $267.0 billion, an increase of 23.2% from the year ended December 31, 2024. The period-over-period increase was primarily driven by the increase in the number of agents on our platform.

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
Our Number of Principal Agents as of December 31, 2025 was 21,1906, representing an increase of 19.4% from the year ago period. The increase in the Number of Principal Agents was primarily driven by the agents from businesses acquired during the year. Our principal agents generate revenue across a diverse set of real estate markets in the U.S.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is a non-GAAP financial measure that represents our Net loss attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, net, interest expense, stock-based compensation expense, benefit from income taxes and other items. During the periods presented, other items included (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits and (iii) transaction and integration expenses associated with the Anywhere Merger. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue.
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
6 Number of Principal Agents as of December 31, 2025 reflects the impact from a prior-period correction of 493 non-producing Principal Agents that had been incorrectly included as Principal Agents in connection with acquisitions completed during the second quarter of 2024.

The following table provides a reconciliation of Net loss attributable to Compass, Inc. to Adjusted EBITDA (in millions, except percentages):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Compass, Inc.	$(58.5)	$(154.4)	$(321.3)
Adjusted to exclude the following:
Depreciation and amortization	112.7	82.4	90.0
Investment income, net	(5.5)	(6.8)	(8.5)
Interest expense	9.0	6.4	10.8
Stock-based compensation	202.7	127.5	158.2
Benefit from income taxes	(1.1)	(0.5)	(0.4)
Anywhere merger transaction and integration expenses (1)	18.1	—	—
Restructuring costs	17.1	9.7	30.4
Other acquisition-related expenses (2)	(1.1)	4.2	1.9
Litigation charges (3)	—	57.5	—
Adjusted EBITDA	293.4	126.0	(38.9)
Net loss attributable to Compass, Inc. margin	(0.8)%	(2.7)%	(6.6)%
Adjusted EBITDA margin	4.2%	2.2%	(0.8)%
(1)Represents transaction expenses incurred in connection with the Anywhere Merger. During the year ended December 31, 2025, these expenses consist of transaction costs, including legal and investment banking fees, incurred in connection with our entry into the Anywhere Merger Agreement, as well as costs related to preliminary integration activities.
(2)Includes adjustments related to the change in fair value of contingent consideration and adjustments related to acquisition consideration treated as compensation expense over the underlying retention periods. See Note 3 - “Acquisitions” to the consolidated financial statements included elsewhere in this Annual Report for more information.
(3)Represents a charge of $57.5 million incurred during the three months ended March 31, 2024 in connection with the Antitrust Lawsuits. See Note 11 – “Commitments and Contingencies” to the consolidated financials statements included elsewhere in this Annual Report for more information.
Adjusted EBITDA was $293.4 million and $126.0 million during the years ended December 31, 2025 and 2024, respectively. The improvement in Adjusted EBITDA during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by higher revenue resulting from an increased number of agents on our platform.
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

	Year Ended December 31, 2025
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$5,679.7	$377.9	$429.4	$245.8	$144.3
Adjusted to exclude the following:
Stock-based compensation	(0.9)	(32.6)	(37.4)	(92.4)	(39.4)
Other acquisition-related expenses	—	—	1.1	—	—
Non-GAAP Basis	$5,678.8	$345.3	$393.1	$153.4	$104.9

	Year Ended December 31, 2024
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,634.6	$368.7	$334.5	$188.8	$165.2
Adjusted to exclude the following:
Stock-based compensation	—	(31.5)	(16.5)	(58.0)	(21.5)
Other acquisition-related expenses	—	—	(4.2)	—	—
Litigation charge	—	—	—	—	(57.5)
Non-GAAP Basis	$4,634.6	$337.2	$313.8	$130.8	$86.2

	Year Ended December 31, 2023
	Commissions and other related expense	Sales and marketing	Operations and support	Research and development	General and administrative
GAAP Basis	$4,007.0	$435.4	$326.9	$184.5	$125.7
Adjusted to exclude the following:
Stock-based compensation	(11.6)	(35.0)	(16.1)	(45.7)	(49.8)
Other acquisition-related expenses	—	—	(1.9)	—	—
Non-GAAP Basis	$3,995.4	$400.4	$308.9	$138.8	$75.9

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2025, we had cash and cash equivalents of $199.0 million and an accumulated deficit of $2.7 billion. During the year ended December 31, 2025, we generated $216.7 million in cash flows from operations.
We also maintain a 2025 Revolving Credit Facility that is available to us, subject to compliance with certain financial and non-financial covenants. As of December 31, 2025, there were no outstanding borrowings and $219.1 million was available for borrowing under the facility, after giving effect to $30.9 million of letters of credit. Subsequent to year end, in connection with the closing of the Anywhere Merger in January 2026, total capacity under the 2025 Revolving Credit Facility increased automatically by $250 million to $500 million. We were in compliance with all financial and non-financial covenants as of December 31, 2025. See Note 9 — “Debt” to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Following the completion of the Anywhere Merger in January 2026, our primary sources of liquidity consist of cash flows from operations, cash on hand, amounts available under the 2025 Revolving Credit Facility and funds available under the Apple Ridge securitization program assumed from Anywhere. In January 2026, we completed a private offering of $1.0 billion aggregate principal amount of Convertible Notes and used a portion of the net proceeds to repay in full approximately $500 million of outstanding borrowings under the Anywhere revolving credit facility, eliminating these variable-rate borrowings.

Our principal uses of liquidity include funding working capital and day-to-day operations, continued investment in our technology offerings, market footprint expansion, and strategic initiatives designed to simplify the real estate transaction experience. Liquidity is also used to service debt, including interest payments on the Convertible Notes and the $2,150 million of fixed-rate senior notes assumed in the Anywhere Merger, which bear a weighted-average interest rate of 6.94% and mature in 2029 and 2030. Additionally, we expect to fund merger and integration-related expenses from our available liquidity.

After giving effect to the completion of the Anywhere Merger, the issuance of the Convertible Notes, the repayment of the Anywhere revolving credit facility and the payment of transaction-related costs, combined cash and cash equivalents of the Company and Anywhere totaled approximately $530 million as of January 31, 2026. We believe that our existing cash and cash equivalents, together with cash flows from operations and availability under our 2025 Revolving Credit Facility, will be sufficient to meet our working capital requirements, including those related to the integration, capital expenditures, and debt service obligations for at least the next twelve months. The issuance of the Convertible Notes provides additional liquidity to support seasonal working capital needs typically experienced in the first quarter, without reliance on our variable-rate 2025 Revolving Credit Facility.

For more information regarding our indebtedness including the senior notes assumed from Anywhere, see the section titled “—Contractual Obligations and Commitments.”

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$216.7	$121.5	$(25.9)
Net cash used in investing activities	(191.3)	(36.6)	(11.7)
Net cash used in financing activities	(50.2)	(28.0)	(157.4)
Net (decrease) increase in cash and cash equivalents	$(24.8)	$56.9	$(195.0)
Operating Activities
For 2025, net cash provided by operating activities was $216.7 million. The inflow was primarily due to a $58.7 million net loss adjusted for $308.5 million of non-cash charges and a net cash outflow due to changes in assets and liabilities of $33.1 million. The non-cash charges are primarily related to $202.7 million of stock-based compensation expense and $112.7 million of depreciation and amortization expense. The changes in assets and liabilities resulted in a cash outflow primarily due to an decrease of $24.6 million in accrued expenses and other liabilities, primarily driven by the final settlement paid in connection with the Antitrust Lawsuit, a $12.0 million outflow from net operating lease right-of-use assets and operating lease liabilities, an increase of $6.8 million in other non-current assets and a $2.8 million decrease in accounts payable. The cash outflow from changes in assets and liabilities was partially offset by a inflow of $7.1 million in accounts receivable due to timing of receipts and a $5.3 million inflow from Commissions payable.
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
For 2023, net cash used in operating activities was $25.9 million. The outflow was primarily due to a $320.1 million net loss adjusted for $259.2 million of non-cash charges being offset by a net cash inflow due to changes in assets and liabilities of $35.0 million. The non-cash charges are primarily related to $158.2 million of stock-based compensation expense, $90.0 million of depreciation and amortization expense, $4.4 million of bad debt expense and $3.3 million of equity in loss of unconsolidated entities. The changes in assets and liabilities resulted in a cash inflow primarily due to a $21.4 million decrease in other currents assets, a $18.0 million decrease in Compass Concierge receivables, a $11.6 million increase in Commissions payable and a decrease of $9.1 million in other non-current assets. The cash inflow from operations was partially offset by a decrease of $10.6 million in accrued expenses and other liabilities, a decrease of $9.8 million in accounts payable due to timing of payments, an increase of $3.5 million in accounts receivable due to timing of receipts and a $1.2 million outflow from net operating lease right-of-use assets and operating lease liabilities.
Investing Activities
During 2025, net cash used by investing activities was $191.3 million, consisting of $174.0 million in payments for acquisitions, net of cash acquired, $13.4 million in capital expenditures and $3.9 million for investments in unconsolidated entities.

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
Financing Activities
During 2025, net cash used in financing activities was $50.2 million, primarily consisting of $61.1 million in taxes paid related to net share settlement of equity awards, $7.4 million in payments related to acquisitions, including payments of contingent consideration and $4.1 million in payments of issuance costs related to the new Revolving Credit Facility, partially offset by $17.8 million in proceeds from the exercise of stock options and $2.9 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
During 2023, net cash used in financing activities was $157.4 million, primarily consisting of $150.0 million in net repayments of drawdowns on the 2021 Revolving Credit Facility, $23.5 million in taxes paid related to net share settlement of equity awards, $14.6 million in payments related to acquisitions, including payments of contingent consideration, and $7.1 million in net payments on drawdowns and repayments on the Concierge Facility, partially offset by $32.3 million in proceeds from the issuance of common stock in connection with the Strategic Transaction (see Note 12 - “Preferred Stock and Common Stock” to our consolidated financial statements included elsewhere in this Annual Report for more information), $4.5 million in proceeds from the exercise of stock options and $2.5 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease obligations (1)	$533.3	$124.0	$207.4	$130.8	$71.1
Estimated undiscounted contingent consideration payments	46.3	6.9	25.4	2.0	12.0
Purchase obligations	122.6	69.0	39.3	14.3	—
Total	$702.2	$199.9	$272.1	$147.1	$83.1
_________
(1)As of December 31, 2025, we have additional operating leases for real estate that have not yet commenced of $25.8 million payable through 2038, which have been excluded from above.
Indebtedness
Concierge Facility
In July 2020, we entered into a Revolving Credit and Security Agreement (the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto, which was subsequently amended on July 29, 2021, August 5, 2022, August 4, 2023 and August 1, 2025. The Concierge Facility provides for a $75.0 million revolving credit facility and is solely used to finance a portion of our Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge Receivables and cash of the Compass Concierge Program. The interest rate on the drawn down balance of the Concierge Facility was 6.57% as of December 31, 2025. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended. As of December 31, 2025 and 2024, there were $22.7 million and $23.6 million, respectively, in borrowings outstanding under the Concierge Facility.
We have the option to repay our borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict its ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that we fail to comply with certain financial covenants that require us to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and we will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2025, we were in compliance with the covenants under the Concierge Facility.
2021 Revolving Credit Facility
In March 2021, we entered into a Revolving Credit and Guaranty Agreement (the “2021 Revolving Credit Facility”), with Barclays Bank PLC, as administrative agent and as collateral agent, or the Administrative Agent, and certain other lenders, which was subsequently amended on May 1, 2023. The 2021 Revolving Credit Facility provided for a $350.0 million revolving credit facility, subject to the terms and conditions of the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility also included a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the 2021 Revolving Credit Facility. Our obligations under the 2021 Revolving Credit Facility were guaranteed by certain of our subsidiaries and were secured by a first priority security interest in substantially all of our assets and subsidiary guarantors.
Borrowings under the 2021 Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate, or SOFR, plus a margin of 1.50%. The base rate was equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00%, and (d) 1.00%. The SOFR term rate was determined as the forward-looking term rate plus a 0.10% adjustment. In November 2025, we terminated the 2021 Revolving Credit Facility.
2025 Revolving Credit Facility
In November 2025, we entered into a Revolving Credit and Guaranty Agreement (the “2025 Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent and a syndicate of other lenders. Under the 2025 Revolving Credit Facility, we obtained revolving commitments from lenders in an initial amount of $250 million. The lenders’ commitments under the 2025 Revolving Credit Facility automatically increased by $250 million to an aggregate amount of $500 million upon the completion of the Anywhere Merger in January 2026. The 2025 Revolving Credit Facility also includes a letter of credit sublimit of $100 million (which automatically increased to $170 million once the Anywhere Merger was consummated). Our obligations under the 2025 Revolving Credit Facility are guaranteed by certain subsidiaries and are secured by a first priority security interest in substantially all our assets and our subsidiary guarantors, subject to customary exceptions. See Note 18 — “Subsequent Events” for further information regarding the Anywhere Merger.
Borrowings under the 2025 Revolving Credit Facility bear interest at Term SOFR plus an applicable rate between 1.50% and 2.25% per annum, based on a pricing grid in which the levels are set based on our Total Net Leverage Ratio (as defined in the underlying agreement). We are also obligated to pay other customary fees under the 2025 Revolving Credit Facility, including (i) a commitment fee to the lenders on amounts they have committed, which are unused, of between 0.175% and 0.35% per annum, based on a pricing grid in which the levels are set based on our Total Net Leverage Ratio, (ii) fees associated with the issuance of letters of credit, (iii) administrative agent fees and (iv) upfront fees.

The maturity date of the 2025 Revolving Credit Facility is November 17, 2030. In the event there is an aggregate principal amount outstanding on certain of Anywhere’s second lien and unsecured notes that exceeds $50 million on the date that is 91 days prior to the respective final stated maturity dates of such notes, the 2025 Revolving Credit Facility is subject to an earlier springing maturity on such 91st day. We do not expect such early maturity to occur as we currently intend to repay or refinance such notes. More information related to Anywhere’s second lien and unsecured notes is described below under the headers “Anywhere Secured Notes” and “Anywhere Unsecured Notes”.

We have the option to repay our borrowings, and to permanently reduce the commitments in whole or in part, under the 2025 Revolving Credit Facility without premium or penalty. As of December 31, 2025, there were no borrowings outstanding under the 2025 Revolving Credit Facility and outstanding letters of credit under the 2025 Revolving Credit Facility totaled approximately $30.9 million.

The 2025 Revolving Credit Facility contains customary representations, warranties, affirmative covenants, and negative covenants. The negative covenants restrict us and our restricted subsidiaries’ ability, among other things, incur liens and indebtedness, make certain investments, declare and pay dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenant under the 2025 Revolving Credit Facility requires that following the consummation of the Anywhere Merger, we maintain a Total Net Leverage Ratio level of no greater than 5.00 to 1.00, stepping down to 4.50 to 1.00 on December 31, 2027 and 4.25 to 1.00 on December 31, 2028 (with no requirement to maintain a minimum Liquidity level or a minimum Consolidated Total Revenue level). As of December 31, 2025, we were in compliance with the covenants under the 2025 Revolving Credit Facility.
We have $30.9 million of irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2025, these letters of credit were under the 2025 Revolving Credit Facility.
0.25% Convertible Senior Notes due 2031
In connection with the Anywhere Merger, we completed an offering of $1.0 billion in aggregate principal amount of Convertible Senior Notes due 2031 (the “Convertible Notes”) to Morgan Stanley & Co. LLC and certain other initial purchasers (collectively, the “Initial Purchasers”). The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at our option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of common stock. The Convertible Notes will mature on April 15, 2031. The net proceeds were used to repay certain existing indebtedness of Anywhere and its subsidiaries, pay related fees, costs and expenses related to the Anywhere Merger and fund the net cost of entering into the capped call transactions (the “Capped Call Transactions”).
Additionally, we entered into the Capped Call Transactions with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100.0% over the last reported sale price of the common stock on January 7, 2026.
Anywhere Secured Notes
Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (collectively the “Anywhere Secured Notes”) continued as obligations of Anywhere Real Estate Group LLC and Anywhere Co-Issuer Corp. (together, the “Issuers”). The Anywhere Secured Notes mature on April 15, 2030 and bear interest payable semiannually in arrears on April 15 and October 15 of each year. As of December 31, 2025, the principal outstanding under 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes were $500.0 million and $640.0 million, respectively.
We may redeem all or a portion of the 9.75% Senior Secured Second Lien Notes or the 7.00% Senior Secured Second Lien Notes, as applicable, at the redemption prices set forth in the applicable indenture. Prior to April 15, 2027, we may only redeem the 9.75% Senior Secured Second Lien Notes at a make-whole redemption price calculated in accordance with the indenture. On and after April 15, 2027, the notes may be redeemed at the applicable call prices set forth in the indenture, beginning at 104.875% of the outstanding principal amount, plus accrued and unpaid interest.

As of the Anywhere Merger, the Anywhere Secured Notes are (1) guaranteed on a senior secured, second priority basis by all material domestic subsidiaries that are guarantors under the 2025 Revolving Credit Facility; (2) guaranteed by Compass on a voluntary and unsecured senior subordinated basis; and (3) secured by substantially the same collateral as our existing first lien obligations under our 2025 Revolving Credit Facility, but on a second priority basis.

The indentures governing the Anywhere Secured Notes contain various covenants that limit the Issuers’, our and our restricted subsidiaries’ ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, as described below under the header “Anywhere Unsecured Notes”.

Anywhere Unsecured Notes

Following the Anywhere Merger, the 5.75% Senior Notes and 5.25% Senior Notes (collectively the “Anywhere Unsecured Notes”) continued as obligations of the Issuers. The 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on January 15 and July 15. The 5.25% Senior Notes mature on April 15, 2030 with interest on such notes payable each year semiannually on April 15 and October 15. As of December 31, 2025, the principal outstanding under the 5.75% Senior Notes and 5.25% Senior Notes were $559.0 million and $449.0 million, respectively.

We may redeem all or a portion of the 5.75% Senior Notes or 5.25% Senior Notes, as applicable, at the redemption price set forth in the applicable indenture governing such notes.

The Anywhere Unsecured Notes are guaranteed on a general senior unsecured basis by Compass (on a voluntary basis) and all material domestic subsidiaries that are guarantors under the Credit Facilities and our outstanding debt securities.

The indentures governing the Anywhere Unsecured Notes contain various negative covenants that limit the Issuers’, our and our restricted subsidiaries’ ability, among other things, to incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, pay dividends or make distributions to their stockholders, repurchase or redeem capital stock, make investments or acquisitions, incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Anywhere Group, enter into transactions with affiliates, create liens, merge or consolidate with other companies or transfer all or substantially all of their assets, transfer or sell assets, including capital stock of subsidiaries and prepay, redeem or repurchase debt that is subordinated in right of payment to the Anywhere Unsecured Notes, all subject to certain exceptions. The financial covenants under the Anywhere Unsecured Notes require that (i) the cumulative credit basket is not available to repurchase shares to the extent the consolidated leverage ratio is equal to or greater than 4.0 to 1.0 on a pro forma basis giving effect to such repurchase (ii) the consolidated leverage ratio must be less than 3.0 to 1.0 to use the unlimited general restricted payment basket; and (iii) a restricted payment basket is available for up to $45 million of dividends per calendar year (with any actual dividends deducted from the available cumulative credit basket).

Anywhere Securitization Obligations
Following the Anywhere Merger, the secured obligations of Apple Ridge Funding LLC continued under a securitization program which expires in May 2026. As of December 31, 2025, the Company had $180.0 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $143.0 million being utilized leaving $37.0 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
For purposes of the securitization program, certain Anywhere entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Anywhere’s relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Anywhere Group’s general obligations. Under the Apple Ridge securitization program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. In January 2026, Anywhere Group entered into an agreement to, among other things, provide that events arising solely from the Anywhere Merger will not trigger an amortization event before May 29, 2026 as long as a performance guaranty with Compass, as performance guarantor is in full force and effect prior to such time. On January 8, 2026, Compass executed such a performance guaranty to be effective upon the Anywhere Merger.
The Apple Ridge securitization program has restrictive covenants and trigger events, the occurrence of which could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of the relocation services.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling $294.4 million and $147.1 million as of December 31, 2025 and 2024, respectively. These deposits are not our assets and therefore are excluded from our consolidated balance sheets. However, we remain contingently liable for the disposition of these deposits. We did not have any other off-balance sheet arrangements as of or during the periods presented.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
A thorough understanding of our critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above.
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for more information.
Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires us, among other things, to allocate the fair value of the purchase consideration to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date. We record the excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities as goodwill. When determining the fair value of assets acquired and liabilities assumed, our management makes estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, we reflect any subsequent adjustments in the consolidated statements of operations. We expense acquisition costs, consisting primarily of third-party legal and consulting fees as they are incurred.
Intangible Assets
We account for intangible assets resulting from the acquisition of entities using the acquisition method based on our management’s estimate of the fair value of assets received. Our intangible assets are finite lived and mainly consist of customer relationships, workforce and acquired technology, and we amortize these over their respective estimated useful lives. We determine the useful lives by estimating future cash flows generated by the acquired intangible assets. We amortize these intangible assets on a straight-line basis over their estimated useful lives within our operating expenses.

On January 13, 2025, we completed the acquisition of At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“CIRE”) and its consolidated subsidiaries, including the @properties brokerage business. The acquisition resulted in the recognition of $58.0 million for the @properties agent network and $42.3 million related to the CIRE affiliate network. The acquisition also resulted in the recognition of a $29.2 million technology intangible asset related to the @properties brokerage. The fair values of the @properties agent network and the CIRE franchise network were determined using the multi-period excess earnings method, while the fair value of the technology intangible asset was determined using the relief-from-royalty method. The valuation of these intangible assets required the use of significant management judgment and estimates, including assumptions related to revenue growth rates, projected margins, royalty rates, and discount rates.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2 - “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates or inflation.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2025 were $199.0 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and we do not use derivative financial instruments to manage interest rate risk. Due to the short-term nature of these instruments, changes in interest rates would not have a material impact on their fair value.
We are also subject to interest rate exposure on our Concierge Facility and 2025 Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Concierge Facility bears interest equal to the term SOFR rate plus a margin of 2.50%. As of December 31, 2025, we had a total outstanding balance of $22.7 million under the Concierge Facility. Our 2025 Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of December 31, 2025, we had no borrowings outstanding under the 2025 Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change in interest expense.
The Anywhere Secured Notes, Anywhere Unsecured Notes and Convertible Notes assumed or issued in connection with the Anywhere Merger do not expose us to material interest rate risk because the interest rates are fixed. We also do not believe the securitization obligations assumed from Anywhere expose us to material interest rate risk, as the variable rates earned on relocation receivables and advances are highly correlated with the rates incurred on the related borrowings, which largely offsets the exposure.
Foreign Currency Exchange Risk
We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Compass, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Compass, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“CIRE”) from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded CIRE from our audit of internal control over financial reporting. CIRE and its consolidated subsidiaries’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
Acquisition of @properties Christie’s International Real Estate - Valuation of Intangible Assets Related to @properties Brokerage Business Agent Network, Franchise Network, and Technology
As described in Note 3 to the consolidated financial statements, on January 13, 2025, the Company completed the acquisition of CIRE. The acquisition resulted in $58.0 million of @properties brokerage business agent network intangible asset, $42.3 million of franchise network intangible asset, and $29.2 million of technology intangible asset being recorded. The fair values of the @properties brokerage business agent network and franchise network intangible assets were determined using the multi-period excess earnings method. Determining the fair value of these intangible assets required management to use significant judgment, estimates, and assumptions, including the discount rates, revenue growth rates, and projected margins. The fair value of the technology intangible asset was determined using the relief-from-royalty method. Determining the fair value of this intangible asset required management to use significant judgment, estimates, and assumptions, including the royalty rate and the revenue growth rate.
The principal considerations for our determination that performing procedures relating to the valuation of the intangible assets related to @properties brokerage business agent network, franchise network, and technology acquired in the acquisition of CIRE is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible assets related to @properties brokerage business agent network, franchise network, and technology; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the discount rates, revenue growth rates, and projected margins for the @properties brokerage business agent network and franchise network intangible assets and (b) the royalty rate and revenue growth rate for the technology intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets related to @properties brokerage business agent network, franchise network, and technology acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the intangible assets related to @properties brokerage business agent network, franchise network, and technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) the discount rates, revenue growth rates, and projected margins for the @properties brokerage business agent network and franchise network intangible assets and (b) the royalty rate and revenue growth rate for the technology intangible asset. Evaluating management’s assumptions related to revenue growth rates and projected margins involved considering (i) the current and past performance of the @properties brokerage and CIRE businesses; (ii) the consistency with external industry and market data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the discount rates and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2026
We have served as the Company’s auditor since 2014.

Compass, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$199.0	$223.8
Accounts receivable, net of allowance of $3.5 and $4.4, respectively	57.0	48.6
Compass Concierge receivables, net of allowance of $9.7 and $10.4, respectively	25.0	24.4
Other current assets	36.2	33.2
Total current assets	317.2	330.0
Property and equipment, net	113.8	125.5
Operating lease right-of-use assets	381.1	389.7
Intangible assets, net	193.3	73.8
Goodwill	479.2	233.6
Other non-current assets	54.9	25.4
Total assets	$1,539.5	$1,178.0
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12.5	$13.0
Commissions payable	94.8	82.8
Accrued expenses and other current liabilities	138.0	140.3
Current lease liabilities	99.3	93.5
Concierge credit facility	22.7	23.6
Total current liabilities	367.3	353.2
Non-current lease liabilities	354.2	380.5
Other non-current liabilities	30.7	31.9
Total liabilities	752.2	765.6
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at December 31, 2025 and 2024; 563,479,423 and 513,143,108 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	3,512.7	3,081.6
Accumulated deficit	(2,730.7)	(2,672.2)
Total Compass, Inc. stockholders’ equity	782.0	409.4
Non-controlling interest	5.3	3.0
Total stockholders’ equity	787.3	412.4
Total liabilities and stockholders’ equity	$1,539.5	$1,178.0
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$6,961.6	$5,629.1	$4,885.0
Operating expenses:
Commissions and other related expense	5,679.7	4,634.6	4,007.0
Sales and marketing	377.9	368.7	435.4
Operations and support	429.4	334.5	326.9
Research and development	245.8	188.8	184.5
General and administrative	144.3	165.2	125.7
Anywhere merger transaction and integration expenses	18.1	—	—
Restructuring costs	17.1	9.7	30.4
Depreciation and amortization	112.7	82.4	90.0
Total operating expenses	7,025.0	5,783.9	5,199.9
Loss from operations	(63.4)	(154.8)	(314.9)
Investment income, net	5.5	6.8	8.5
Interest expense	(9.0)	(6.4)	(10.8)
Loss before income taxes and equity in income (loss) of unconsolidated entities	(66.9)	(154.4)	(317.2)
Benefit from income taxes	1.1	0.5	0.4
Equity in income (loss) of unconsolidated entities	7.1	(0.6)	(3.3)
Net loss	(58.7)	(154.5)	(320.1)
Net loss (income) attributable to non-controlling interests	0.2	0.1	(1.2)
Net loss attributable to Compass, Inc.	$(58.5)	$(154.4)	$(321.3)
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.10)	$(0.31)	$(0.69)
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted	562,153,375	501,514,681	466,522,935
The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	438,098,194	$—	$2,713.6	$(2,196.5)	$517.1	$3.6	$520.7
Net loss	—	—	—	(321.3)	(321.3)	1.2	(320.1)
Other activity related to non-controlling interests	—	—	—	—	—	(1.5)	(1.5)
Issuance of common stock in connection with acquisitions	5,737,060	—	17.9	—	17.9	—	17.9
Issuance of common stock upon exercise of stock options	2,963,701	—	4.5	—	4.5	—	4.5
Issuance of common stock upon settlement of RSUs, net of taxes withheld	14,229,086	—	(23.5)	—	(23.5)	—	(23.5)
Vesting of early exercised stock options	—	—	0.6	—	0.6	—	0.6
Issuance of common stock in connection with the 2022 Agent Equity Program	14,147,480	—	53.3	—	53.3	—	53.3
Issuance of common stock under the ESPP	759,835	—	2.5	—	2.5	—	2.5
Issuance of common stock in connection with the Strategic Transaction	8,957,910	—	30.0	—	30.0	—	30.0
Stock-based compensation	—	—	147.6	—	147.6	—	147.6
Balances at December 31, 2023	484,893,266	$—	$2,946.5	$(2,517.8)	$428.7	$3.3	$432.0
Net loss	—	—	—	(154.4)	(154.4)	(0.1)	(154.5)
Other activity related to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of common stock in connection with acquisitions	6,583,051	—	26.6	—	26.6	—	26.6
Issuance of common stock upon exercise of stock options	4,722,210	—	10.0	—	10.0	—	10.0
Issuance of common stock upon settlement of RSUs, net of taxes withheld	16,223,306	—	(35.0)	—	(35.0)	—	(35.0)
Issuance of common stock under the ESPP	721,275	—	2.2	—	2.2	—	2.2
Stock-based compensation	—	—	131.3	—	131.3	—	131.3
Balances at December 31, 2024	513,143,108	$—	$3,081.6	$(2,672.2)	$409.4	$3.0	$412.4
Net loss	—	—	—	(58.5)	(58.5)	(0.2)	(58.7)
Other activity related to non-controlling interests	—	—	—	—	—	2.5	2.5
Share Consideration issued and to be issued in connection with the acquisition of Christie’s International Real Estate (Note 3)	28,440,129	—	250.1	—	250.1	—	250.1
Issuance of common stock in connection with acquisitions	1,725,784	—	14.2	—	14.2	—	14.2
Issuance of common stock upon exercise of stock options	4,388,068	—	17.4	—	17.4	—	17.4
Issuance of common stock upon settlement of RSUs, net of taxes withheld	15,222,294	—	(61.1)	—	(61.1)	—	(61.1)
Issuance of common stock under the ESPP	560,040	—	2.9	—	2.9	—	2.9
Stock-based compensation	—	—	207.6	—	207.6	—	207.6
Balances at December 31, 2025	563,479,423	$—	$3,512.7	$(2,730.7)	$782.0	$5.3	$787.3

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(58.7)	$(154.5)	$(320.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	112.7	82.4	90.0
Stock-based compensation	202.7	127.5	158.2
Equity in (income) loss of unconsolidated entities	(7.1)	0.6	3.3
Change in acquisition-related contingent consideration	(0.2)	6.0	2.6
Bad debt expense	(0.6)	(2.1)	4.4
Amortization of debt issuance costs	1.0	0.7	0.7
Changes in operating assets and liabilities:
Accounts receivable	7.1	(8.0)	(3.5)
Compass Concierge receivables	(1.0)	(0.8)	18.0
Other current assets	1.7	21.3	21.4
Other non-current assets	(6.8)	7.0	9.1
Operating lease right-of-use assets and operating lease liabilities	(12.0)	(17.4)	(1.2)
Accounts payable	(2.8)	(6.3)	(9.8)
Commissions payable	5.3	23.1	11.6
Accrued expenses and other liabilities	(24.6)	42.0	(10.6)
Net cash provided by (used in) operating activities	216.7	121.5	(25.9)
Investing Activities
Investment in unconsolidated entities	(3.9)	(2.0)	(1.2)
Capital expenditures	(13.4)	(15.7)	(11.2)
Payments for acquisitions, net of cash acquired	(174.0)	(18.9)	0.7
Net cash used in investing activities	(191.3)	(36.6)	(11.7)
Financing Activities
Proceeds from exercise of stock options	17.8	9.5	4.5
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	2.9	2.2	2.5
Taxes paid related to net share settlement of equity awards	(61.1)	(35.0)	(23.5)
Proceeds from drawdowns on Concierge Facility	47.9	48.7	55.4
Repayments of drawdowns on Concierge Facility	(48.8)	(49.9)	(62.5)
Proceeds from drawdowns on Revolving Credit Facility	70.0	—	75.0
Repayments of drawdowns on Revolving Credit Facility	(70.0)	—	(225.0)
Payments of issuance costs related to Credit Facilities	(4.1)	—	—
Proceeds from issuance of common stock in connection with the Strategic Transaction	—	—	32.3
Payments related to acquisitions, including contingent consideration	(7.4)	(3.4)	(14.6)
Other	2.6	(0.1)	(1.5)
Net cash used in financing activities	(50.2)	(28.0)	(157.4)
Net (decrease) increase in cash and cash equivalents	(24.8)	56.9	(195.0)
Cash and cash equivalents at beginning of period	223.8	166.9	361.9
Cash and cash equivalents at end of period	$199.0	$223.8	$166.9
Supplemental disclosures of cash flow information:
Cash paid for interest	$5.6	$3.4	$9.0
Supplemental non-cash information:
Issuance of common stock for acquisitions	$264.3	$26.6	$17.9

The accompanying footnotes are an integral part of these consolidated financial statements.

Compass, Inc.
Notes to Consolidated Financial Statements

1. Business
Description of the Business
Compass, Inc., d/b/a Compass International Holdings (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc.
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
The Company’s agents are independent contractors who affiliate their real estate licenses with the Company and operate their businesses on the Company’s platform under the Compass brand. The Company generates revenue by assisting home sellers and buyers through its agents with listing, marketing, selling, and finding homes, as well as through transaction-adjacent services such as title and escrow and royalties and fees from third-party franchisees. Substantially all of the Company’s revenue is currently derived from commissions paid by clients at the time a home sale is transacted.
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

	December 31,
	2025	2024
Opening balance	$4.4	$8.6
Changes in allowances	(1.0)	(2.5)
Net write-offs and other	0.1	(1.7)
Closing balance	$3.5	$4.4
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

Compass, Inc.
Notes to Consolidated Financial Statements
The useful lives of property and equipment are as follows:

Description	Useful Life
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office furniture and equipment	Five years
Computer software and internally-developed software	Three years
Computer equipment	Three years
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal, advisory and consulting fees, are expensed as incurred.
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
If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of

Compass, Inc.
Notes to Consolidated Financial Statements
future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the implied fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company has not recorded any impairments related to goodwill as of December 31, 2025.
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
The Company concluded that its brokerage revenue contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. Revenue is recognized upon the closing of a real estate transaction (i.e. purchase or sale of a home) since the Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided. The Company operates primarily in the United States and generates the majority of its revenue from commissions from home sellers and buyers. In addition to commission revenue, the Company generates

Compass, Inc.
Notes to Consolidated Financial Statements
revenue through royalties and fees from third-party franchisees and integrated services related to the home transaction such as title and escrow services which comprised an insignificant amount of the consolidated revenue for the years ended December 31, 2025, 2024 and 2023.
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
The Company also charges fees to independent sales agents. These fees are either transaction based, where amounts are collected at the closing of a brokerage transaction, or in the form of periodic fixed fees over a defined period of time. Fees charged to the Company’s independent sales agents are recognized as a reduction to Commissions and other related expense as the reimbursements do not constitute a form of revenue nor do they constitute a reimbursement for a specific, incremental, identifiable cost for the Company.
Sales and Marketing
Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs for the Company’s regional offices, agent recruitment and marketing incentives and costs related to administering the Compass Concierge Program, including associated bad debt expenses. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Advertising costs were $77.7 million, $73.7 million and $96.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation costs includes salaries, taxes, benefits, bonuses and stock-based compensation.
Operations and Support
Operations and support expenses include compensation and other personnel related expenses for employees supporting agents, affiliated franchises, transaction-adjacent services such as title and escrow, third-party consulting and professional services costs, fair value adjustments to contingent consideration for the Company’s acquisitions and other related expenses.
Research and Development
Research and development expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses and other related expenses.
General and Administrative
General and administrative expense primarily consists of compensation costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for the Company’s New York headquarters and other offices supporting administrative functions, litigation charges, professional services fees, insurance expenses and talent acquisition expenses.

Compass, Inc.
Notes to Consolidated Financial Statements
Anywhere merger transaction and integration expenses
Anywhere merger transaction and integration expenses consists of transaction costs, such as legal or investment banking fees, incurred in connection with the Company’s entry into the Anywhere Merger Agreement and costs related to preliminary integration activities. See Note 18 — “Subsequent Events” for more information.
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
Interest Expense
Interest expense consists primarily of expense related to the interest, commitment fees and amortization of debt issuance costs associated with the Company’s revolving credit facility and concierge credit facility. See Note 9 — “Debt”.
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

Compass, Inc.
Notes to Consolidated Financial Statements
Level 2Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3Unobservable inputs that are supported by little or no market activity, requiring the Company to develop its own assumptions.
The carrying amount of the Company’s financial instruments including Cash and cash equivalents, Accounts receivable, Compass Concierge receivables, Accounts payable and Commissions payable approximate their respective fair values because of their short maturities. As of December 31, 2025 and 2024, the carrying amount of the Company’s debt facilities approximates fair value as the stated interest rate approximates market rates currently available to the Company.
See Note 5 — “Fair Value of Financial Assets and Liabilities,” for more information on the fair value of financial assets and liabilities.
Segment Reporting
Operating segments are defined as components of an entity with discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates financial information on a consolidated basis. Accordingly, the Company has one operating and reportable segment, inclusive of the businesses acquired during the year, which are in the process of being integrated into the Company’s core business. Substantially all long-lived assets and revenue are based in the United States.
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
The Company issues Restricted Stock Units (“RSUs”) to employees, and to independent sales agents and in certain cases in connection with business combinations. In addition to the issuance of RSUs to agents as equity compensation for the provision of services, the Company previously offered RSUs to independent sales agents through its Agent Equity Program. The Agent Equity Program offered independent sales agents the ability to elect to have a portion of their commissions earned during a calendar year to be paid in the form of RSUs. RSUs issued in connection with the Agent Equity Program were granted at the beginning of the year following the calendar year in which the commissions were earned and are subject to the terms and conditions of the 2021 Equity Incentive Plan, as applicable. The Company discontinued the Agent Equity Program following the issuance of RSUs during the first quarter of 2023 related to the 2022 Agent Equity Program.
For RSUs granted in connection with the 2022 Agent Equity Programs the Company determined the value of the stock-based compensation expense at the time the underlying commission was earned and recognized the associated expense on a straight-line basis over the requisite service periods beginning on the closing date of the underlying real estate commission transactions. The stock-based compensation expense was recorded as a liability throughout the service periods and was reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were issued.
For stock options, which the Company issues to employees, independent sales agents and in certain cases in connection with business combinations, the Company generally estimates the fair value using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate and (5) expected dividends. During the years ended December 31, 2025, 2024 and 2023, the number of stock options granted was immaterial.

Compass, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The amendments in this update are effective for public companies with fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard on a prospective basis for the year ended December 31, 2025. As the Company maintains a valuation allowance against its U.S. deferred tax assets, the adoption of this standard did not have a material impact on the Company’s income tax disclosures.
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
Christie’s International Real Estate
On January 13, 2025, the Company closed the merger transaction (the “CIRE Merger”) contemplated by the Agreement and Plan of Merger (the “CIRE Merger Agreement”), dated November 25, 2024, by and among the Company, Compass Brokerage, LLC, Company Merger Sub, LLC, At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“Christie’s International Real Estate” or “CIRE”), At World Properties Principals Blocker, Inc. (“Principals Blocker”), At World Properties IX Blocker, Inc. (“IX Blocker”), Apple IX Blocker Merger Sub, Inc., Apple Principals Blocker Merger Sub, Inc., and Quad-C LLC, as seller representative. Pursuant to the CIRE Merger Agreement, on January 13, 2025 (the “Closing Date”), the Company acquired all of the issued and outstanding equity securities of each of Principals Blocker, IX Blocker and CIRE and each of Principals Blocker, IX Blocker and CIRE became a wholly owned subsidiary of the Company. The Company entered into this transaction to expand its existing brokerage and integrated services businesses in key domestic markets and to establish a presence in the high-margin franchise sector through the Christie’s International Real Estate brand.
The aggregate consideration (“Purchase Consideration”) payable pursuant to the CIRE Merger Agreement consisted of (i) $153.0 million (the “Cash Consideration”); and (ii) 44.1 million shares of the Company’s Class A common stock (the “Share Consideration”). The Share Consideration was subject to further adjustment (the “Share Consideration Adjustment”) if the value of the Share Consideration on the 366th day following the Closing Date, determined using the price per share equal to the volume-weighted average price of the Company’s Class A common stock for the 10-trading day period ending on the 366th day following the Closing Date (the “Post-Closing Share Price”), was (i) greater than

Compass, Inc.
Notes to Consolidated Financial Statements
$344.0 million, in which case the Share Consideration was to be reduced by a number of shares in an aggregate amount of up to $50.0 million (determined using the Post-Closing Share Price), up to a maximum of 5.6 million shares, or (ii) less than $344.0 million, in which case the Share Consideration was to be increased by a number of shares in an aggregate amount of up to $50.0 million (determined using the greater of $6.6612 and the Post-Closing Share Price), up to a maximum of 7.5 million shares.
In May 2025, the Company and certain sellers of the CIRE entities (the “Early Payees”) amended the terms of the Share Consideration (the “May 2025 Amendment”). Under the May 2025 Amendment, if the Company’s stock price reached the value that would trigger the minimum number of shares to be issued under the original collar structure, the Early Payees would be paid at that time rather than at the end of the original one-year collar period (the “Early Release Collar”). This accelerated payment could occur only (1) after the six-month anniversary and before the one-year anniversary of the Closing Date, and (2) if the spot price of the Company’s stock equals or exceeds the volume-weighted average price used to measure achievement of the target value. If these conditions were not met, payment would occur as originally provided in the CIRE Merger Agreement. In August 2025, the Early Release Collar was triggered and the Company delivered 28.4 million shares (the “Accelerated Share Consideration”) to the Early Payees. Certain sellers representing approximately 26% of the Share Consideration (the “Non-Accelerated Sellers”) chose to be excluded from the Early Release Collar and their portion of the Share Consideration was finalized on the 366th day following the closing of the CIRE Merger in January 2026. In January 2026, the Share Consideration was finalized and the Company will deliver a total of 10.5 million shares in three equal installments in January 2026, 2027, and 2028 to the Non-Accelerated Sellers.
The total consideration transferred included $153.0 million in cash paid. The total consideration transferred also included the fair value of the Share Consideration, estimated at $250.1 million as of the acquisition date. The final number of shares released in connection with the Share Consideration was dependent on the Company’s share price on the 366th day following the Closing Date. The Company utilized a Monte-Carlo simulation model to estimate the fair value of the Share Consideration as of the acquisition date. Significant inputs to the model included the term of the Share Consideration adjustment period, the Company’s historical equity volatility, and the target share price. Because the settlement amount was based on the future trading price of the Company’s common stock, which represents an unobservable input, the fair value measurement was classified within Level 3 of the fair value hierarchy. The Company determined that the Share Consideration should be classified as equity as the monetary value of the obligation is not predominantly fixed and the variability in the settlement amount is based solely on changes in the Company’s own stock price. The May 2025 Amendment provided mutual economic benefit to the Company and participating sellers, affecting only the timing of settlement within the original arrangement’s terms. As a result, the equity classification of the Share Consideration remains unchanged, and the accounting impact was recorded entirely in Additional Paid-In Capital, with no effect on the income statement or purchase accounting.
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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Compass, Inc.
Notes to Consolidated Financial Statements

Amount
Cash and cash equivalents	$3.5
Accounts receivable	14.6
Other current assets	5.3
Property and equipment	11.9
Operating lease right-of-use assets	20.2
Other non-current assets	8.3
Goodwill	229.7
Intangible assets	164.1
Total assets	457.6
Accounts payable	(2.0)
Commissions payable	(6.3)
Accrued expenses and other current liabilities	(21.4)
Current lease liabilities	(4.9)
Non-current lease liabilities	(15.4)
Other non-current liabilities	(4.5)
Total liabilities	(54.5)
Net assets	$403.1
The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows (in millions):

	Amount	Useful Life (in years)
Trademarks	$20.3	2 - 6 years
Acquired technology	29.2	2 years
Agent network - @properties brokerage business	58.0	7 years
Agent network - Other	14.3	7 years
Franchise network	42.3	6 years
Total intangible assets	$164.1

The intangible assets above were accounted for using the acquisition method based on the Company’s estimate of the fair value of assets received. The fair values of the @properties brokerage business agent network and franchise network intangible assets were determined using the multi-period excess earnings method. Determining the fair value of these intangible assets required the Company to use significant judgment, estimates, and assumptions, including the discount rates, revenue growth rates, and projected margins. The fair value of the technology intangible asset was determined using the relief from royalty method. Determining the fair value of this intangible asset required the Company to use significant judgment, estimates, and assumptions, including the royalty rate and the revenue growth rate. Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the monetization opportunities from the CIRE Merger’s current and future offerings and the value of the assembled workforce.
The Company has recorded the preliminary purchase price allocation as of the acquisition date and finalized the purchase accounting in January 2026. There were no material adjustments during the measurement period that had a corresponding offset to goodwill. Any subsequent adjustments will be recorded to the consolidated statements of operations.
Due to the delivery of the Accelerated Share Consideration, $145.3 million of the goodwill recorded for this acquisition is deductible for tax purposes. Once the remaining Share Consideration is issued, the amount of tax-deductible goodwill may increase to approximately $211.0 million. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.

Compass, Inc.
Notes to Consolidated Financial Statements
In connection with the CIRE Merger, the Company incurred approximately $5.4 million in transaction-related costs, of which $3.4 million are legal fees and $2.0 million are professional and general consulting fees, which were expensed as incurred. $4.3 million of these transaction-related expenses were incurred during the year ended December 31, 2024 and $1.1 million were incurred during the year ended December 31, 2025. These expenses have been presented within the General and administrative line of the consolidated statements of operations.
Pro Forma Information
The acquired entity’s results have been included in the Company’s consolidated financial statements from the CIRE Merger date onward. The first column in the table below reflects the acquired entity’s actual results post-acquisition, while the second and third columns present the Company’s pro forma results as if the CIRE Merger had occurred on January 1, 2024 (in millions):

	Actuals	Pro Forma
	January 13, 2025 through December 31, 2025	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue	$567.1	$6,969.8	$6,143.3
Net income (loss)	20.8	(68.9)	(157.8)
The pro forma information depicted in the second and third columns above does not purport to represent what the actual results of operations of the Company would have been had the CIRE Merger actually occurred on January 1, 2024, nor does it purport to predict the results of operations for future periods. The unaudited pro forma results include adjustments for additional amortization of acquired finite-lived intangible assets and the related tax effects assuming the CIRE Merger occurred on January 1, 2024.
Other Acquisitions
During the year ended December 31, 2025, the Company completed the acquisitions of 100% ownership in a residential real estate brokerage and a title insurance and escrow settlement business. In addition, the Company purchased the assets of three smaller residential real estate brokerages and a separate title insurance and escrow settlement business. The purpose of these acquisitions was to expand the Company’s brokerage and title and escrow footprint in key domestic markets. The Company has accounted for these acquisitions as business combinations.
The consideration for the acquisitions completed during the year ended December 31, 2025 is comprised of $29.5 million of cash paid at or near closing, net of cash acquired, $10.5 million in the Company’s Class A common stock, and additional amounts contingent on achieving earnings-based targets through 2027. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet. The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of $16.4 million of goodwill and $24.8 million of customer relationships, which is being amortized over the estimated useful life of approximately 4 years to 6 years.
The Company has recorded preliminary purchase price allocations as of each acquisition date and expects to finalize them within each acquisition’s applicable one-year measurement period. Adjustments during the measurement periods will be offset against goodwill. After the applicable measurement periods end, any further adjustments will be reflected in the consolidated statements of operations.
Approximately $5.1 million of the goodwill recorded during the year ended December 31, 2025 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $20.1 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
Pro forma revenue and earnings for these acquisitions has not been presented because they are not material to the Company’s consolidated revenue and results of operations.

Compass, Inc.
Notes to Consolidated Financial Statements
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
The consideration for the acquisitions completed during the year ended December 31, 2024 is comprised of $26.1 million in the Company’s Class A common stock, $21.3 million of cash paid at or near closing, net of cash acquired, an additional $2.7 million paid in cash and the Company’s Class A common stock at a later date and an estimated $7.1 million of additional Class A common stock or cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2027. Payments in excess of the original estimate may impact the Company’s statement of operations in future periods. The future consideration amounts were recorded within Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of: $28.7 million of customer relationships; $2.4 million of trademark intangible assets; $20.0 million of other current and non-current assets; and $18.3 million of current and non-current liabilities. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $23.9 million. Goodwill represents the expected synergies from combining the acquired assets and the operations of the acquirer as well as the intangible assets that do not qualify for separate recognition. The acquired intangible assets are being amortized over the estimated useful lives of approximately 5 to 6 years.
Approximately $10.1 million of the goodwill recorded during the year ended December 31, 2024 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $16.9 million dependent on the payment of certain contingent consideration arrangements. These amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
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
The consideration for the acquisitions completed during the year ended December 31, 2023 is primarily comprised of $6.8 million in the Company’s Class A common stock, $1.1 million of cash paid at closing, an additional $1.0 million paid at a later date and an estimated $14.0 million of additional Class A common stock and cash that may be paid contingent on certain earnings-based targets being met at various payment dates through 2033. Payments in excess of the original estimate may impact the Company’s statement of operations in future periods. The future consideration amounts were recorded as Accrued expenses and other current liabilities and Other non-current liabilities in the consolidated balance sheet.
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
Approximately $0.7 million of the goodwill recorded during the year ended December 31, 2023 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $20.7 million dependent on the payment of certain contingent consideration, holdback and acquisition-related compensation arrangements. These

Compass, Inc.
Notes to Consolidated Financial Statements
amounts are not expected to have an impact on the income tax provision while the Company maintains a full valuation allowance on its U.S. deferred tax assets.
Pro forma revenue and earnings for 2023 acquisitions have not been presented because they are not material to the Company’s consolidated revenue and results of operations, either individually or in the aggregate.
Contingent Consideration
Contingent consideration represents obligations of the Company to transfer cash and common stock to the sellers of certain acquired businesses in the event that certain targets and milestones are met. As of December 31, 2025, the undiscounted estimated payment under these arrangements was $46.3 million. Changes in contingent consideration measured at fair value on a recurring basis were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Opening balance	$31.0	$20.9	$14.0
Acquisitions and measurement period adjustments	5.5	7.1	14.0
Changes in fair value included in net loss	(0.2)	6.0	2.6
Payments	(4.9)	(3.0)	(9.7)
Closing balance	$31.4	$31.0	$20.9
Other Acquisition-Related Arrangements
In connection with the Company’s acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and agents providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service periods. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.6 million, $0.2 million and $0.6 million, respectively, in compensation expense within Operations and support in the accompanying consolidated statements of operations related to these arrangements.
4. Equity Method Investments
The Company and Guaranteed Rate, Inc. (“Guaranteed Rate”) maintain a joint venture, OriginPoint, LLC (“OriginPoint”). OriginPoint was formed for the purpose of conducting a mortgage origination and lending business and providing related services for the Company’s real estate brokerage clients, as well as the clients of any other brokerage in the context of a new purchase or other customers not working with a brokerage in the context of a refinancing, in order to make loans available to a broad consumer audience. OriginPoint originates, processes, underwrites, closes and/or funds mortgage loans for sale, transfer and assignment to investors and eligible wholesale lenders, including affiliates, or effects any other secondary market transactions related to such mortgage loans.
OriginPoint is owned 49.9% by the Company and 50.1% by Guaranteed Rate. The Company made capital contributions to OriginPoint of $3.0 million and $2.0 million, respectively, during the years ended December 31, 2025 and 2024. The Company accounts for OriginPoint as an equity method investment and records its equity earnings or losses related to OriginPoint within Equity in income (loss) of unconsolidated entities in the consolidated statements of operations.
The Company’s investment in OriginPoint had a balance of $14.4 million at December 31, 2025 and is included within Other non-current assets on the accompanying consolidated balance sheet. The Company recorded equity income of $5.7 million during the year ended December 31, 2025, and equity loss $0.6 million and $3.3 million during the years ended 2024 and 2023, respectively. No dividends were received by the Company from OriginPoint during the years ended December 31, 2025 and 2024.
OriginPoint has established and maintains its own warehouse lines of credit, and it funds its own mortgage loan transactions from these independent sources. The warehouse lines maintained by OriginPoint are collateralized by the underlying mortgages available for sale and are non-recourse to Compass.

Compass, Inc.
Notes to Consolidated Financial Statements
The Company’s other equity method investments had a balance of $2.8 million at December 31, 2025, which is included within Other non-current assets on the accompanying consolidated balance sheet. During the year ended December 31, 2025, the Company made capital contributions to other equity method investments of $0.9 million and recognized equity income of $1.4 million. The Company additionally received $3.6 million of dividends from these other equity method investments during the year ended December 31, 2025.
5. Fair Value of Financial Assets and Liabilities
The Company’s cash and cash equivalents of $199.0 million and $223.8 million as of December 31, 2025 and 2024, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments. The Company does not hold any Level 2 financial instruments. The Company’s contingent consideration liabilities of $31.4 million and $31.0 million as of December 31, 2025 and 2024, respectively, are the Company’s only Level 3 financial instruments.
See Note 3 — “Acquisitions” for changes in contingent consideration during the years ended December 31, 2025, 2024 and 2023. The following tables present the balances of contingent consideration as presented in the consolidated balance sheets (in millions):

	December 31,
	2025	2024
Accrued expenses and other current liabilities	$6.9	$3.3
Other non-current liabilities	24.5	27.7
Total contingent consideration	$31.4	$31.0
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Level 3 Financial Liabilities
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company’s common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte-Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2025 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support expense in the consolidated statements of operations (see Note 3 – “Acquisitions”).

Compass, Inc.
Notes to Consolidated Financial Statements
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	December 31,
	2025	2024
Leasehold improvements	$197.5	$186.2
Office furniture and equipment	39.5	37.4
Computer software and internally-developed software	56.9	49.9
Computer equipment	16.4	26.1
	310.3	299.6
Less: accumulated depreciation	(196.5)	(174.1)
Property and equipment, net	$113.8	$125.5
The Company recorded depreciation expense related to property and equipment of $40.2 million, $47.5 million and $57.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which includes $8.5 million, $11.6 million and $12.3 million, respectively, related to internally–developed software.
The Company capitalized internally-developed software costs of $7.4 million and $9.7 million during the years ended December 31, 2025 and 2024, respectively.
7. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Amount
Balance at December 31, 2023	$209.8
Acquisitions	24.4
Measurement period adjustments	(0.6)
Balance at December 31, 2024	233.6
Acquisitions	246.1
Measurement period adjustments	$(0.5)
Balance at December 31, 2025	$479.2
The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	3-9 years	$327.4	$(171.2)	$156.2	4.8
Acquired technology	2-5 years	34.7	(19.3)	15.4	1.0
Trademarks	2-9 years	39.1	(17.7)	21.4	3.3
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$401.5	$(208.2)	$193.3

Compass, Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Customer relationships	3-9 years	$188.8	$(123.5)	$65.3	3.3
Acquired technology	5 years	5.5	(4.0)	1.5	1.3
Trademarks	2-9 years	14.9	(8.2)	6.7	3.9
Indefinite-lived intangible assets:
Domain name		0.3	—	0.3	n/a
Total		$209.5	$(135.7)	$73.8
Amortization expense was $72.5 million, $34.9 million and $32.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated future amortization expense for finite-lived intangible assets as of December 31, 2025 is as follows (in millions):

2026	$62.6
2027	38.5
2028	33.9
2029	25.1
2030	21.2
Thereafter	11.7
Total	$193.0
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Accrued compensation	$61.0	$51.1
Accrued antitrust-related litigation charge (Note 11)	—	28.8
Other	77.0	60.4
Accrued expenses and other current liabilities	$138.0	$140.3
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31,

Compass, Inc.
Notes to Consolidated Financial Statements
2027. The interest rate on the drawn down balance of the Concierge Facility was 6.57% as of December 31, 2025. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial covenants that require the Company to meet certain liquidity-based measures, the commitments under the Concierge Facility will automatically be reduced to zero and the Company will be required to repay any outstanding loans under the Concierge Facility. As of December 31, 2025, the Company was in compliance with the covenants under the Concierge Facility.
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
2021 Revolving Credit Facility
In March 2021, the Company entered into a Revolving Credit and Guaranty Agreement (the “2021 Revolving Credit Facility”) with Barclays Bank PLC, as administrative agent and as collateral agent, and certain other lenders, which was subsequently amended on May 1, 2023. The 2021 Revolving Credit Facility provided for a $350.0 million revolving credit facility, subject to the terms and conditions of the Revolving Credit Facility. The 2021 Revolving Credit Facility also included a letter of credit sublimit which is the lesser of (i) $125.0 million and (ii) the aggregate unused amount of the revolving commitments then in effect under the 2021 Revolving Credit Facility. The Company’s obligations under the 2021 Revolving Credit Facility were guaranteed by certain of the Company’s subsidiaries and were secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors.
Borrowings under the 2021 Revolving Credit Facility bear interest, at the Company’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of 0.50% or (ii) a rate per annum equal to the secured overnight financing rate (“SOFR”) plus a margin of 1.50%. The base rate was equal to the highest of (a) the prime rate as quoted by The Wall Street Journal, (b) the federal funds effective rate plus 0.50%, (c) the SOFR term rate for a one-month interest period plus 1.00% and (d) 1.00%. The SOFR term rate was determined as the forward-looking term rate plus a 0.10% adjustment.
The Company was also obligated to pay other customary fees for a credit facility of this type, including a commitment fee on a quarterly basis based on amounts committed but unused under the 2021 Revolving Credit Facility of 0.175% per annum, fees associated with letters of credit and administrative and arrangement fees. The principal amount, if any, was payable in full in March 2026, unless earlier terminated or extended. In November 2025, the Company terminated the 2021 Revolving Credit Facility. Prior the termination of the 2021 Revolving Credit Facility, the Company was in compliance with all related financial covenants.
2025 Revolving Credit Facility
In November 2025, the Company entered into a Revolving Credit and Guaranty Agreement (the “2025 Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent and a syndicate of other lenders. Under the 2025 Revolving Credit Facility, the Company obtained revolving commitments from lenders in an initial amount of $250 million. The lenders’ commitments under the 2025 Revolving Credit Facility automatically increased by $250 million to an aggregate amount of $500 million upon the completion of the merger with Anywhere Real Estate Inc. in January 2026 (the “Anywhere Merger”). The 2025 Revolving Credit Facility also includes a letter of credit sublimit of $100 million (which automatically increased to $170 million to the extent the Anywhere Merger is consummated). The Company’s obligations under the 2025 Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company

Compass, Inc.
Notes to Consolidated Financial Statements
and the Company’s subsidiary guarantors, subject to customary exceptions. See Note 18 — “Subsequent Events” for further information regarding the Anywhere Merger.

Borrowings under the 2025 Revolving Credit Facility bear interest at Term SOFR plus an applicable rate between 1.50% and 2.25% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio (as defined in the underlying agreement). The Company is also obligated to pay other customary fees under the 2025 Revolving Credit Facility, including (i) a commitment fee to the lenders on amounts they have committed, which are unused, of between 0.175% and 0.35% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio, (ii) fees associated with the issuance of letters of credit, (iii) administrative agent fees, and (iv) upfront fees.

The maturity date of the 2025 Revolving Credit Facility is November 17, 2030. In the event there is an aggregate principal amount outstanding on certain of Anywhere’s second lien and unsecured notes that exceeds $50 million on the date that is 91 days prior to the respective final stated maturity dates of such notes, the 2025 Revolving Credit Facility is subject to an earlier springing maturity on such 91st day. The Company does not expect such early maturity to occur as the Company currently intends to repay or refinance such notes.

The Company has the option to repay the Company’s borrowings, and to permanently reduce the commitments in whole or in part, under the 2025 Revolving Credit Facility without premium or penalty. As of December 31, 2025, there were no borrowings outstanding under the 2025 Revolving Credit Facility and outstanding letters of credit under the 2025 Revolving Credit Facility totaled $30.9 million.

The 2025 Revolving Credit Facility contains customary representations, warranties, affirmative covenants, and negative covenants. The negative covenants restrict the Company’s and its restricted subsidiaries’ ability to, among other things, incur liens and indebtedness, make certain investments, declare and pay dividends, dispose of, transfer or sell assets, make stock repurchases and consummate certain other matters, all subject to certain exceptions. The financial covenant under the 2025 Revolving Credit Facility requires that following the consummation of the Anywhere Merger, the Company maintains a Total Net Leverage Ratio level of no greater than 5.00 to 1.00, stepping down to 4.50 to 1.00 on December 31, 2027 and 4.25 to 1.00 and December 31, 2028 (with no requirement to maintain a minimum Liquidity level or a minimum Consolidated Total Revenue level). As of December 31, 2025, the Company was in compliance with the covenants under the 2025 Revolving Credit Facility.

The Company incurred debt issuance costs of $2.2 million in connection with the 2025 Revolving Credit Facility, which are included in Other non-current assets in the consolidated balance sheet. The unamortized debt issuance costs will be amortized within Interest expense in the consolidated statements of operations over the remaining term on a straight-line basis.
10. Leases
The components of lease costs for operating leases for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$107.5	$101.6	$109.8
Short-term lease costs	3.0	3.4	3.5
Sublease income	(6.0)	(5.8)	(5.1)
Variable lease costs	38.7	36.0	37.6
Total	$143.2	$135.2	$145.8
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized lease costs, net of sublease income, of $139.7 million, $131.4 million and $138.5 million, respectively, in Sales and marketing expenses and $3.5 million, $3.8 million and $7.3 million, respectively, in General and administrative expenses in the consolidated statements of operations.

Compass, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$128.5	$127.3	$126.9
Supplemental disclosure of non-cash leasing activities:
ROU assets obtained in exchange for new operating lease liabilities	$80.9	$68.2	$25.3
The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	5.1	5.7
Weighted average discount rate	6.1%	5.7%
Future undiscounted lease payments for the Company’s operating lease liabilities are as follows as of December 31, 2025 (in millions):

2026	$124.0
2027	111.0
2028	96.4
2029	78.3
2030	52.5
Thereafter	71.1
Total future lease payments	533.3
Less: imputed interest	(79.8)
Present value of lease liabilities	$453.5
As of December 31, 2025, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $25.8 million payable through 2038, which have been excluded from above.
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

Compass, Inc.
Notes to Consolidated Financial Statements
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

Compass, Inc.
Notes to Consolidated Financial Statements
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
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of December 31, 2025 the Company was contingently liable for $30.9 million under irrevocable letters of credit issued under the 2025 Revolving Credit Facility. As of December 31, 2024 the Company was contingently liable for $53.8 million under irrevocable letters of credit issued under the 2021 Revolving Credit Facility. These letters of credit are primarily related to security deposits for leased facilities
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. The escrow and trust deposits totaled $294.4 million and $147.1 million as of December 31, 2025 and 2024, respectively. These deposits are not assets of the Company and therefore are excluded from the accompanying consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
12. Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares of undesignated preferred stock with a $0.00001 par value per share. As of December 31, 2025 and 2024, there are no shares of the Company’s preferred stock issued and outstanding.

Compass, Inc.
Notes to Consolidated Financial Statements
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
The followings tables reflect the authorized, issued and outstanding shares for each of the common share classes as of December 31, 2025 and 2024:

	December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	553,356,990	553,356,990
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	563,479,423	563,479,423

	December 31, 2024
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	501,384,321	501,384,321
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	11,758,787	11,758,787
Total	13,850,000,000	513,143,108	513,143,108
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
Strategic Transaction
In August 2023, the Company entered into a definitive asset purchase agreement with a Canadian real estate proptech company (the “Strategic Transaction”) under which the Company received $32.3 million of cash in exchange for 9.0 million shares of Class A common stock and committed to make an additional contingent payment in the form of Class A common stock or cash, as determined by the Company. The contingent payment was dependent on a volume-weighted stock price target for the Company’s Class A common stock and was payable up to a maximum of $5.5 million in May 2025 (unless the volume-weighted stock price target is triggered). During the year ended December 31, 2024, the volume-weighted price target was met and the Company was released of its liability to make any additional payment in connection with this arrangement.
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
2021 Equity Incentive Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Equity Incentive Plan (the “2021 Plan”), with an initial pool of 29.7 million shares of common stock available for granting stock-based awards plus any reserved shares of common stock not issued or subject to outstanding awards granted under the 2012 Plan. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the 2021 Plan shall be increased automatically by the number of shares equal to 5% of the total number of outstanding shares of common stock on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of such increase in any particular year. The 2021 Plan became effective on March 30, 2021 and as of that date, the Company ceased granting new awards under the 2012 Plan and all remaining shares available under the 2012 Plan were transferred to the 2021 Plan. As of December 31, 2025, there were 51.2 million shares available for future grants under the 2021 Plan, inclusive of those shares transferred from the 2012 Plan. Effective January 1, 2026, the number of shares available for future grants was increased by an additional 28.2 million shares as a result of the annual increase provision described above.
In connection with the Anywhere Merger, the Realogy Holdings Corp. Amended and Restated 2012 Long-Term Incentive Plan (the “Former Anywhere Plan”), the Anywhere Real Estate Inc. Third Amended and Restated 2018 Long-Term Incentive Plan (the “Anywhere Plan”) and the Realogy Holdings Corp. Non-Plan Inducement Stock Option Agreement (the “Inducement Stock Option Agreement”), as well as certain equity awards that were granted and outstanding under the Former Anywhere Plan, the Anywhere Plan and Inducement Stock Option Agreement were assumed by the Company (such awards, the “Assumed Awards”) and converted into equity awards in respect of 14.2 million shares of the

Compass, Inc.
Notes to Consolidated Financial Statements
Company’s Class A common stock, par value $0.00001 per share. In addition, 9.8 million shares remaining available for future issuance under the Anywhere Plan were assumed by the Registrant and added to the number of shares of Common Stock available for issuance under the Compass, Inc. 2021 Equity Incentive Plan, which was amended on January 9, 2026 (as amended, the “Registrant Stock Plan,” and such shares, the “Added Shares”). See Note 18 — “Subsequent Events” for further information regarding the Anywhere Merger.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors and stockholders adopted and approved the 2021 Employee Stock Purchase Plan (the “ESPP”), with an initial pool of 7.4 million shares of Class A common stock available for authorized purchase rights to the Company’s employees or to employees of its designated affiliates. In addition, on January 1st of each year beginning in 2022 and continuing through 2031, the aggregate number of shares of common stock authorized for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of common stock and outstanding shares of preferred stock (on an as converted to common stock basis) on the immediately preceding December 31st, although the Company’s board of directors or one of its committees may reduce the amount of the increase in any particular year. No more than 150.0 million shares of common stock may be issued over the term of the ESPP, subject to certain exceptions set forth in the ESPP. As of December 31, 2025, 17.5 million shares of Class A common stock remain available for grant under the ESPP. Effective January 1, 2026, the authorized shares increased by 5.5 million shares as a result of the annual increase provision described above.
The ESPP permits employees to purchase shares of the Company’s Class A common stock through payroll deductions accumulated during six-month offering periods up to a maximum value of $12,500 per offering period. The offering periods begin each February and August, or such other period determined by the Compensation Committee. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. During the year ended December 31, 2025, the Company issued 0.6 million shares of Class A common stock under the ESPP.
The Company recognized $1.2 million and $1.0 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, $1.5 million and $1.1 million, respectively, had been withheld on behalf of employees for a future purchase under the ESPP.
Stock Options
Stock options vest over a prescribed service period generally lasting four years. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common stock.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no options granted for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023 stock options granted were not material to the Company’s financial statements.
A summary of stock option activity under the 2012 Plan and the 2021 Plan, including 1.1 million stock options that were granted outside of the 2012 Plan in 2019, is presented below (in millions, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	33,683,424	$6.02	4.4	$30.2
Exercised	(4,388,068)	3.96
Forfeited	(736,007)	7.28
Balance as of December 31, 2025	28,559,349	$6.31	3.6	$129.7
Exercisable and vested at December 31, 2025	27,996,364	$6.23	3.6	$128.1

Compass, Inc.
Notes to Consolidated Financial Statements
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $10.57 and $5.85 as of December 31, 2025 and December 31, 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023, the intrinsic value of options exercised was $21.7 million, $13.0 million and $6.2 million, respectively.
Stock-based compensation recognized during the years ended December 31, 2025, 2024 and 2023 associated with stock options was $10.9 million, $17.7 million and $25.6 million, respectively. As of December 31, 2025, unrecognized compensation costs totaled $1.9 million and are expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
A summary of RSU activity under the 2012 Plan and the 2021 Plan is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	27,889,410	$4.73
Granted	49,922,235	7.84
Vested and converted to common stock (1)	(23,322,842)	6.12
Forfeited	(5,868,294)	6.31
Balance as of December 31, 2025	48,620,509	$7.06
(1)During the year ended December 31, 2025, the Company net settled all RSUs through which it issued an aggregate of 23.3 million shares of Class A common stock and withheld an aggregate of 8.1 million shares of Class A common stock to satisfy $61.1 million of tax withholding obligations on behalf of the Company’s employees.
As of December 31, 2025, all unvested RSUs had total compensation costs of $256.2 million not yet recognized. This expense is expected to be recognized over a weighted-average period of 3.0 years.
As previously disclosed, prior to 2022 the Company typically issued share-based compensation through grants that vested ratably over four years. Beginning in 2022, the Company adopted a new approach, issuing a series of four consecutive annual grants (each equal to 25% of the total four-year grant value) with each grant vesting over the one-year period following its grant. During the three months ended June 30, 2025, the Company issued the remaining 16.2 million RSUs committed under this methodology. These RSUs were originally expected to be granted across 2025, 2026 and 2027, with each tranche vesting over the one-year period following its respective grant date. The remaining RSUs granted during the three months ended June 30, 2025 will vest on the same schedule as initially contemplated under the original commitments. Beginning in 2025, the Company reverted to its previous method of one grant vesting ratably over a four-year period following the grant date for substantially all new equity commitments.
Agent Equity Program
In connection with the 2022 Agent Equity Program, the Company recognized a total of $53.3 million stock-based compensation expense of which $41.7 million was recognized during the year ended December 31, 2022 and $11.6 million was recognized during the year ended December 31, 2023. In January 2023, the Company granted 14.1 million RSUs to independent sales agents in connection with the 2022 Agent Equity Program. Prior to the issuance of the underlying RSUs, the stock-based compensation expense associated with these awards was recorded as a liability and $53.3 million was ultimately reclassified to Additional paid-in capital at the end of the vesting period when the underlying RSUs were granted. Following the issuance of these RSUs, the Company discontinued the Agent Equity Program.

Compass, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
Total stock-based compensation expense included in the consolidated statement of operations is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Commissions and other related expense	$0.9	$—	$11.6
Sales and marketing	32.6	31.5	35.0
Operations and support	37.4	16.5	16.1
Research and development	92.4	58.0	45.7
General and administrative	39.4	21.5	49.8
Total stock-based compensation expense	$202.7	$127.5	$158.2
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.
14. Income Taxes
The Company’s loss before income taxes consisted of (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$(63.6)	$(158.6)	$(314.1)
International	4.0	3.7	(7.6)
Total	$(59.6)	$(154.9)	$(321.7)
For the year ended December 31, 2025, the loss before income taxes of $59.6 million includes $7.1 million of income from the Company’s equity method investments and excludes $0.2 million in net income attributable to non-controlling interests. The businesses in which the Company has equity method investments and other non-controlling interests operate in the United States.
The components of the Company’s income tax benefit (provision) consisted of (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	(0.4)	(0.3)	(0.3)
Foreign	(1.3)	(0.4)	(0.1)
Total current	(1.7)	(0.7)	(0.4)
Deferred:
Federal	2.9	0.5	0.8
State	0.7	—	—
Foreign	(0.8)	0.7	—
Total deferred	2.8	1.2	0.8
Total benefit from income taxes	$1.1	$0.5	$0.4
The Company had an income tax benefit for the years ended December 31, 2025, 2024 and 2023 resulting from a partial reduction in the valuation allowance related to the carryover tax basis in deferred tax liabilities from acquisitions. The

Compass, Inc.
Notes to Consolidated Financial Statements
benefit from income taxes is reduced by current taxes in India that are not offset with future alternative minimum tax credits, as well as UK and state income tax expense.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of this adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in millions):

Year Ended December 31, 2025
US federal	$—
US state & local:
Texas	0.3
Foreign:
India	1.0
United Kingdom	0.5
Total	$1.8

The effective income tax rate differed from the statutory federal income tax rate for the year ended December 31, 2025 as follows (in millions, except percentages):

	Amount	Percent
Tax at federal statutory rate:	$(12.5)	21.0%
State taxes, net of federal effect	(0.3)	0.5
Change in valuation allowance	13.4	(22.8)
Non-taxable or non-deductible items:
Stock-based compensation	(6.8)	11.5
Non-deductible executive compensation	3.1	(5.1)
Non-deductible expenses	0.7	(1.1)
Foreign tax effects:
India
Statutory tax rate difference	1.2	(2.0)
United Kingdom
Statutory tax rate difference	0.1	(0.1)
Benefit from income taxes	$(1.1)	1.9%

Compass, Inc.
Notes to Consolidated Financial Statements

The effective income tax rate differed from the statutory federal income tax rate as follows for the years ended December 31, 2024 and December 31, 2023 (in millions, except percentages):

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate:	21.0%	21.0%
State taxes, net of federal effect	5.8	5.2
Change in valuation allowance	(26.2)	(23.7)
Stock-based compensation	(0.6)	(3.6)
Non-deductible executive compensation	(1.0)	(0.6)
Non-deductible expenses	(0.4)	(0.4)
Worthless stock deduction	0.2	3.2
Other	1.5	(1.0)
Benefit from income taxes	0.3%	0.1%
The components of net deferred taxes arising from temporary differences were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Nondeductible accruals	$19.8	$27.8
Stock-based compensation	58.5	46.7
Lease liabilities	128.1	136.6
Net operating loss carryforward	520.8	476.8
Allowance for credit losses	9.3	10.1
Accrued compensation	12.9	16.9
Capitalized research & development costs	52.7	91.7
Intangible assets	24.3	18.5
Other	2.9	4.7
Total deferred tax assets	$829.3	$829.8
Deferred tax liabilities:
Operating lease right-of-use assets	$(101.7)	$(104.9)
Property and equipment	(12.5)	(17.4)
Total deferred tax liabilities	(114.2)	(122.3)
Less: valuation allowance	(712.7)	(703.8)
Net deferred tax assets	$2.4	$3.7
The Company is subject to income taxes in the United States, India and the United Kingdom. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards.
As of December 31, 2025 and 2024, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses, operating lease obligations, capitalized research and development costs, stock-based compensation and other compensation and expense related accruals. A full valuation allowance was maintained against its U.S. gross deferred tax asset balances as of December 31, 2025 and 2024. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. As of December 31, 2025 and 2024, the Company continued to maintain that the realization of its deferred tax

Compass, Inc.
Notes to Consolidated Financial Statements
assets has not achieved a more-likely-than-not threshold primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses. As of December 31, 2025, the valuation allowance was approximately $712.7 million, an increase of $8.9 million from December 31, 2024, which includes the impact of acquisition activity.
As of December 31, 2025 and 2024, the Company had approximately $1.8 billion and $1.7 billion of gross federal net operating losses, respectively. Of those amounts, $152.0 million will begin to expire in 2032 and $1.7 billion have an unlimited carryforward with utilization limited to 80% of taxable income. Such amounts may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of various ownership change rules.
As of December 31, 2025 and 2024, the Company had approximately $2.2 billion and $2.0 billion of gross state net operating losses, respectively, that will begin to expire in 2026.
The Company had no material uncertain tax positions as of December 31, 2025, 2024 and 2023. The Company does not anticipate a material increase or decrease in uncertain tax positions in the next twelve months after the reporting period. It is the Company’s policy to record interest and penalties related to uncertain tax positions as a component of the provision for income taxes. No material amounts of interest or penalties were recognized in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.
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
•No negative liens or judgments on the property;
•Seller’s available equity on the property;
•Loan to listing price ratio;

Compass, Inc.
Notes to Consolidated Financial Statements
•FICO score (only for Concierge Capital program); and
•Macroeconomic conditions.
Credit Quality
The Company monitors credit quality by evaluating various attributes and utilizes such information in its evaluation of the appropriateness of the ACL. Based on the Company’s experience, the key credit quality indicator is whether the underlying properties associated with the Concierge Receivables will be sold or not. Concierge Receivables associated with properties that are eventually sold have a lower credit risk than those that are associated with properties that are not sold. As of December 31, 2025 and 2024, the amount of outstanding Concierge Receivables related to unsold properties was approximately 96% and 97%, respectively. For Concierge Receivables where repayments have not been triggered (i.e., earlier of (i) sale of the property, (ii) termination of a listing agreement or (iii) 12 months from the date costs were originally funded), the Company establishes an estimate as to the percentage of underlying properties that will be sold based on historical data. This estimate is updated as of the end of each reporting period.
Allowance for Credit Losses
The Company maintains an ACL for the expected credit losses over the contractual life of the Concierge Receivables. The amount of ACL is based on ongoing, quarterly assessments by management. Historical loss experience is generally the starting point when the Company estimates the expected credit losses. The Company then considers whether (i) current conditions and economic conditions, (ii) future economic conditions and (iii) any potential changes in the Compass Concierge Program that are reasonable and supportable would impact its ACL. The following table summarizes the activity of the ACL for Concierge Receivables as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Opening balance	$10.4	$13.2
Allowances	0.4	0.4
Net write-offs and other	(1.1)	(3.2)
Closing balance	$9.7	$10.4
Aging Status
The Company generally considers Concierge Receivables to be past due after being outstanding for over 30 days after the initial billing. Changes in the Company’s estimate to the ACL are recorded through bad debt expense as Sales and marketing expense in the consolidated statements of operations and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted. The following table presents the aging analysis of Concierge Receivables as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Current	$29.4	$30.2
31-90 days	0.8	1.1
Over 90 days	4.5	3.5
Total	$34.7	$34.8
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

Compass, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to Compass, Inc.	$(58.5)	$(154.4)	$(321.3)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted (1)	562,153,375	501,514,681	466,522,935
Net loss per share attributable to Compass, Inc., basic and diluted	$(0.10)	$(0.31)	$(0.69)
(1)For the year ended December 31, 2025, the weighted-average shares used in computing net loss per share attributable to Compass, Inc., basic and diluted, includes 38.5 million shares related to the Share Consideration. These shares represent the minimum number of shares to be issued in connection with the CIRE Merger and were included in the calculation beginning on January 13, 2025, the acquisition date. Of the total, 28.4 million shares were issued during the year ended December 31, 2025, and 10.1 million shares represents the minimum number of shares issuable to the Non-Accelerated Sellers. In January 2026, the number of shares issuable to the Non-Accelerated Sellers was finalized and determined to be 10.5 million shares. See Note 3 – “Acquisitions” for more information regarding the CIRE Merger.
The following participating securities were excluded from the computation of diluted net loss per share attributable to Compass, Inc. for the periods presented because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	28,559,349	33,683,424	40,527,848
Outstanding RSUs	48,620,509	27,889,410	29,943,818
Shares subject to the Employee Stock Purchase Plan	241,618	327,107	589,729
Unvested early exercised options	—	—	11,230
Unvested common stock	7,243	94,165	—
Contingent common stock to be issued in connection with the Strategic Transaction	—	—	1,664,551
Incremental common stock to be issued in connection with the Share Consideration (1)	241,972	—	—
Total	77,670,691	61,994,106	72,737,176
(1)Represents the incremental number of shares that would have been issuable to the Non-Accelerated Sellers in connection with the Share Consideration if the share count had been determined as of December 31, 2025. This amount is incremental to the 10.1 million minimum shares already included in the weighted-average shares used to compute net loss per share attributable to Compass, Inc., basic and diluted.
17. Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and continued positive free cash flow.
As a result of restructuring actions taken during the years ended December 31, 2025, 2024 and 2023, the Company incurred restructuring costs of $17.1 million, $9.7 million and $30.4 million, respectively, resulting from severance and

Compass, Inc.
Notes to Consolidated Financial Statements
other termination benefits for employees whose roles were eliminated, lease termination costs as a result of the accelerated amortization of various right-of-use assets and other restructuring costs. These costs have been presented within the Restructuring costs line in the consolidated statements of operations. The Company incurred additional non-cash charges of approximately $0.8 million, $2.0 million and $5.3 million during the years ended December 31, 2025, 2024 and 2023, respectively, associated with the write-down of fixed assets for certain real estate leases that have been exited, or partially exited.
The following table summarizes the total costs incurred in connection with the Company’s restructuring activities taken during the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Severance related personnel costs	$5.7	$—	$8.9
Lease termination costs	11.4	9.7	21.5
Accelerated depreciation	0.8	2.0	5.3
Total expense	$17.9	$11.7	$35.7
The total costs incurred in connection with the Company’s restructuring activities during the years ended December 31, 2025, 2024 and 2023 were included in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Restructuring costs	$17.1	$9.7	$30.4
Depreciation and amortization	0.8	2.0	5.3
Total expense	$17.9	$11.7	$35.7
The following table summarizes the estimated timing of the Company’s future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities for lease termination costs as of December 31, 2025 (in millions):

Payment Due by Period
2026	$9.1
2027	6.8
2028	5.4
Thereafter	6.0
Total	$27.3
18. Subsequent Events
Completion of the Anywhere Merger
On January 9, 2026, the Company completed the merger contemplated by the Agreement and Plan of Merger (the “Anywhere Merger Agreement”) with Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”). Pursuant to the Anywhere Merger Agreement and subject to its terms and conditions, Merger Sub merged with and into Anywhere (the “Anywhere Merger”), with Anywhere surviving as a wholly owned subsidiary of the Company. In connection with the Anywhere Merger, the Company acquired all outstanding shares of Anywhere common stock in a stock-for-stock transaction. Holders of Anywhere common stock received 1.436 shares of Compass Class A common stock for each share of Anywhere common stock, and the Company issued approximately 162.1 million shares of its Class A common stock.
The Anywhere Merger will be considered a business combination and accounted for using the acquisition method. Due to the close proximity of the Anywhere Merger close date and the Company’s filing of this Annual Report on Form 10-K for

Compass, Inc.
Notes to Consolidated Financial Statements
the year ended December 31, 2025, the initial accounting for the business combination is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, Business Combinations. The Company will include relevant disclosures as required in the first quarter of 2026.
During the year ended December 31, 2025, the Company incurred $18.1 million of transaction and integration expenses in connection with the Anywhere Merger. These expenses consist of transaction costs, including legal and investment banking fees, incurred in connection with the Company’s entry into the Anywhere Merger Agreement, as well as costs related to preliminary integration activities. Such expenses are presented within the Anywhere merger transaction and integration expenses line item in the consolidated statements of operations. Of these amounts, $6.3 million was paid during the year ended December 31, 2025.
In connection with the ongoing integration of Anywhere and in support of the Company’s efforts to streamline the combined company’s organizational structure, the Company is implementing an ongoing reduction in force under a plan of termination and estimates to record pre-tax charges in the range of approximately $50 million to $55 million during the first quarter of 2026 for severance and other termination benefits. The Company expects these charges to be included in the Anywhere merger transaction and integration expenses line of its statement of operations.
The charges that the Company expects to incur, and the timing thereof, are subject to a number of assumptions, and actual expenses and results may differ materially from the Company’s estimates disclosed above. Additional transaction and integration costs, which are expected to be material, will be incurred in 2026 and future periods in connection with the closing of the Anywhere Merger and the related integration activities.
0.25% Convertible Senior Notes due 2031
In connection with the Anywhere Merger, the Company completed an offering of $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”) to Morgan Stanley & Co. LLC and certain other initial purchasers (collectively, the “Initial Purchasers”). The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of common stock. The Convertible Notes will mature on April 15, 2031. The net proceeds were used to repay certain existing indebtedness of Anywhere and its subsidiaries, pay related fees, costs and expenses related to the Anywhere Merger and fund the net cost of entering into the capped call transactions (the “Capped Call Transactions”).
Additionally, the Company entered into the Capped Call Transactions with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100.0% over the last reported sale price of the common stock on January 7, 2026. The Company paid $96.5 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds received from the offering of the Convertible Notes were approximately $880 million after considering the $96.5 million cost of the Capped Call Transaction and approximately $23.5 million of debt issuance costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“CIRE”) and its consolidated subsidiaries. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting in the first year after completion of an acquisition, and we excluded CIRE from our assessment of internal control over financial reporting as of December 31, 2025. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded CIRE from our assessment of the effectiveness of disclosure controls and procedures as of December 31, 2025. CIRE and its consolidated subsidiaries’ total assets and total revenues excluded from management’s assessment represented approximately 3% of our consolidated assets as of December 31, 2025 and approximately 8% of our consolidated revenue for the year ended December 31, 2025.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

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

Management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework” (2013).

As noted above, management has excluded CIRE from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. CIRE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment represent 3% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Based on management’s assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 9B. Other Information.
(a) Costs Associated with Exit or Disposal Activities.
In connection with the ongoing integration of Anywhere and in support of the Company’s efforts to streamline the combined company’s organizational structure, the Company is implementing an ongoing reduction in force under a plan of termination and estimates to record pre-tax charges in the range of approximately $50 million to $55 million during the first quarter of 2026 for severance and other termination benefits. The Company expects these charges to be included in the Anywhere merger transaction and integration expenses line of its statement of operations.
The charges that the Company expects to incur, and the timing thereof, are subject to a number of assumptions, and actual expenses and results may differ materially from the Company’s estimates disclosed above.
(b) Rule 10b5-1 Trading Arrangements.
During the three months ended December 31, 2025, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
We have adopted an insider trading policy applicable to our employees (including executive officers), directors, contractors (excluding real estate professionals), consultants and certain other persons that applies to the purchase, sale and other disposition of our securities. We believe the policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and the NYSE listing rules. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions, and director independence will be incorporated by reference to the information set forth in our Proxy Statement.
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
2.Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts.

	Years Ended December 31, 2025, 2024 and 2023
	Balance at Beginning of Year	Charged to Costs and Expenses	Write- offs	Other		Balance at End of Year
	(in millions)
December 31, 2025
Accounts receivable allowance for credit loss	$4.4	$(1.0)	$0.1	$—		$3.5
Compass Concierge receivable allowance for credit loss	10.4	0.4	(1.1)	—		9.7
Valuation allowance for deferred tax assets	703.8	—	—	8.9	(a)	712.7
December 31, 2024
Accounts receivable allowance for credit loss	8.6	(2.5)	(1.7)	—		4.4
Compass Concierge receivable allowance for credit loss	13.2	0.4	(3.2)	—		10.4
Valuation allowance for deferred tax assets	664.9	—	—	38.9	(a)	703.8
December 31, 2023
Accounts receivable allowance for credit loss	9.0	3.6	(4.0)	—		8.6
Compass Concierge receivable allowance for credit loss	14.7	0.8	(2.3)	—		13.2
Valuation allowance for deferred tax assets	594.2	—	—	70.7	(a)	664.9
(a) For the years ended December 31, 2025, 2024 and 2023, the increase in valuation allowance relates to U.S. deferred tax assets for which the Company continues to maintain that the realization of these assets has not achieved a more-likely-than-not threshold. This is primarily due to the evidence that the Company continued to maintain three-year cumulative pre-tax book losses.

3.Exhibits
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 22, 2025, by and among Compass, Inc., Anywhere Real Estate Inc. and Velocity Merger Sub, Inc.	8-K	001-40291	2.1	9/22/25

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-40291	3.1	5/13/21

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-40291	3.2	5/13/21

4.1	Description of Common Stock	10-K	001-40291	4.1	2/28/22

4.2	Form of Registrant’s Class A common stock certificate	S-1/A	333-253744	4.1	3/23/21

4.3	Indenture, dated as of January 9, 2026, by and among Compass, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the 0.25% Convertible Senior Notes due 2031 (the “0.25% Convertible Senior Notes Indenture”)	8-K	001-40291	4.1	1/09/26

4.4	Form of 0.25% Convertible Senior Notes due 2031 (included in the 0.25% Convertible Senior Notes Indenture)	8-K	001-40291	4.1	1/09/26

4.5
Indenture, dated as of January 11, 2021, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.75% Senior Notes due 2029 (the “5.75% Senior Note Indenture”)
						X

4.6	Form of 5.75% Senior Notes Due 2029 (included in the 5.75% Senior Note Indenture)					X

4.7	Supplemental Indenture No. 1, dated as of February 4, 2021, to the 5.75% Senior Note Indenture					X

4.8	Supplemental Indenture No. 2, dated as of November 1, 2021, to the 5.75% Senior Note Indenture					X

4.9	Supplemental Indenture No. 3, dated as of May 10, 2022, to the 5.75% Senior Note Indenture					X

4.10	Supplemental Indenture No. 4, dated as of January 9, 2026, to the 5.75% Senior Note Indenture					X

4.11
Indenture, dated as of January 10, 2022, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), the Note Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2030 (the “5.250% Senior Note Indenture”)
						X

4.12	Form of 5.250% Senior Notes due 2030 (included in the 5.250% Senior Note Indenture)					X

4.13	Supplemental Indenture No. 1, dated as of May 10, 2022, to the 5.25% Senior Note Indenture					X

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.14	Supplemental Indenture No. 2, dated as of January 9, 2026, to the 5.25% Senior Note Indenture					X

4.15
Indenture, dated as of August 24, 2023, by and among the Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, governing the 7.000% Second Lien Senior Secured Notes due 2030 (the “7.00% Senior Secured Second Lien Note Indenture”)
						X

4.16	Form of 7.000% Second Lien Secured Notes due 2030 (included in the 7.00% Senior Secured Second Lien Note Indenture)					X

4.17	Supplemental Indenture No. 1, dated as of January 9, 2026, to the 7.000% Second Lien Secured Notes due 2030					X

4.18
Indenture, dated as of June 26, 2025, by and among the Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (the “9.750% Senior Secured Second Lien Note Indenture”)
						X

4.19	Form of 9.750% Senior Secured Second Lien Notes due 2030 (included in the 9.750% Senior Secured Second Lien Note Indenture)					X

4.20	Supplemental Indenture No. 1, dated as of January 9, 2026, to the 9.750% Secured Second Lien Notes due 2030					X

10.1+	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	10-K	001-40291	10.1	2/28/24

10.2+	2012 Stock Incentive Plan and forms of award agreements thereunder	S-1	333-253744	10.2	3/1/21

10.3+	2021 Equity Incentive Plan and forms of award agreements thereunder	S-1/A	333-253744	10.3	3/23/21

10.4+	Amendment to 2021 Equity Incentive Plan of Compass, Inc.	S-8	333-292639	10.2	1/09/26

10.5+	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1/A	333-253744	10.4	3/23/21

10.6+	Non-Employee Director Compensation Policy	10-K	001-40291	10.5	2/28/24

10.7+	Letter Agreement between the Registrant and Robert Reffkin, dated as of March 12, 2020, as amended	S-1/A	333-253744	10.6	3/23/21

10.8+	Form of Change in Control and Severance Agreement between the Registrant and its named executive officers	10-K	001-40291	10.8	2/28/24

10.9	Revolving Credit and Guaranty Agreement by and among Compass, Inc., the Obligors party thereto, Morgan Stanley Senior Funding, Inc., the Lenders, and Issuing Banks party thereto, dated as of November 17, 2025.	8-K	001-40291	10.1	11/17/25

10.10+	Forms of Global Notice of Restricted Stock Unit Award and Global Restricted Stock Unit Award Agreement	10-Q	001-40291	10.2	8/10/21

10.11	Form of Base Capped Call Confirmation.	8-K	001-40291	10.1	1/09/26

10.12	Form of Additional Capped Call Confirmation.	8-K	001-40291	10.2	1/09/26

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13+	Forms of Global Notice of Stock Option Grant and Global Stock Option Agreement	10-Q	001-40291	10.3	8/10/21

10.14+	Forms of Global Notice of Performance Stock Unit Award and Global Performance Stock Unit Award Agreement	10-K	001-40291	10.14	2/28/24

10.15+	Executive Bonus Plan, amended and restated as of November 2, 2023	10-K	001-40291	10.15	2/28/24

10.16+	Compass, Inc. Deferred Compensation Plan for Directors & Employees	8-K	001-40291	10.1	5/29/25

10.17+	Chief Executive Officer Agreement between the Company and Robert Reffkin, dated as of October 29, 2024	10-Q	001-40291	10.1	11/1/24

10.18+	Offer Letter between the Company and Scott Wahlers, dated as of August 3, 2025	10-Q	001-40291	10.3	8/4/25

10.19	Employee Proprietary Information, Inventions, and Arbitration Agreement between the Company and Scott Wahlers, dated as of August 3, 2025	10-Q	001-40291	10.4	8/4/25

10.20	Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 5, 2022	10-Q	001-40291	10.1	8/15/22

10.21	Amendment No. 1 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Barclays Bank PLC and the lenders party thereto, dated as of August 4, 2023	10-Q	001-40291	10.1	8/08/23

10.22
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby's International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation)(the “Trademark License Agreement”)
						X

10.23	Amendment No. 1 to Trademark License Agreement, dated May 2, 2005					X

10.24	Amendment No. 2 to Trademark License Agreement, dated May 2, 2005					X

10.25	Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation					X

10.26
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation
						X

10.27	Amendment No. 3 to Trademark License Agreement dated January 14, 2011					X

10.28	Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) Amended and Restated 2012 Long-Term Incentive Plan					X

10.29	Anywhere Real Estate Inc. Third Amended & Restated 2018 Long-Term Incentive Plan					X

10.30	Amended and Restated Limited Liability Company Agreement of Over Under Title LLC dated as of April 1, 2025					X

Exhibit Number		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	Amended and Restated Limited Liability Company Agreement of Double Barrel Title LLC dated as of April 1, 2025					X

19.1	Insider Trading Policy	10-K	001-40291	19.1	2/25/25

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (contained in “Signatures”)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)					X

32.1#	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350					X

32.2#	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350					X

97	Compass, Inc. Compensation Recovery Policy, adopted November 2, 2023	10-K	001-40291	97	2/28/24

101
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes to Consolidated Financial Statements
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

Compass, Inc
(Registrant)

February 27, 2026	By	/s/ Robert Reffkin
(Date)		Robert Reffkin
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, each person whose individual signature appears below hereby authorizes and appoints Robert Reffkin and Scott Wahlers and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert Reffkin	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2026
Robert Reffkin	(Principal Executive Officer)

/s/ Scott Wahlers	Chief Financial Officer	February 27, 2026
Scott Wahlers	(Principal Financial and Accounting Officer)

/s/ Allan Leinwand	Director	February 27, 2026
Allan Leinwand

/s/ Frank Martell	Director	February 27, 2026
Frank Martell

/s/ Josh McCarter	Director	February 27, 2026
Josh McCarter

/s/ Charles Phillips	Director	February 27, 2026
Charles Phillips

/s/ Steven Sordello	Director	February 27, 2026
Steven Sordello

/s/ Pamela Thomas-Graham	Director	February 27, 2026
Pamela Thomas-Graham

/s/ Dawanna Williams	Director	February 27, 2026
Dawanna Williams