Form 10-Q
period 2026-03-31
Compass, Inc.
filed 2026-05-08
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 747,153,045 shares of the registrant’s common stock outstanding.

Compass, Inc.

Unless otherwise expressly stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q, which we refer to as this Quarterly Report, to (i) to “Compass,” “Company,” “our,” “us,” and “we” and similar references refer to Compass, Inc. and its consolidated subsidiaries, (ii) “Anywhere” refers to Anywhere Real Estate Inc., (iii) “Anywhere Merger” refers to the merger of the Company and Anywhere completed on January 9, 2026, as announced in the Company’s Current Report on Form 8-K filed on January 9, 2026, and (iv) “Anywhere Merger Agreement” refers to an Agreement and Plan of Merger pursuant to which the Company and Anywhere consummated the Merger.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the federal Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “expects,” “could,” “should,” “would,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based upon various estimates and assumptions, as well as information known to us as of the date hereof, and are subject to risks and uncertainties, including but not limited to:
•General economic conditions, economic and industry downturns, the effects of geopolitical conflicts, the health of the U.S. real estate industry, and risks generally incident to the ownership of residential real estate;
•The effect of monetary policies of the federal government and its agencies;
•High mortgage interest rates;
•Low home inventory levels;
•Our ability to successfully integrate Anywhere’s business and realize cost synergies and other anticipated benefits of the Anywhere Merger;
•The rapid advancement and integration of AI technologies in real estate, which could result in potential disintermediation of real estate professionals, increased competitive pressure and a variety of operational, ethical and regulatory challenges, and our ability to adapt to any changes driven by AI technologies in a timely and effective manner;
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
•Liabilities arising out of Anywhere’s frozen pension plan;
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
•Natural disasters and catastrophic events, including war, military action and international instability;
•The effect of claims, lawsuits, government investigations, and other proceedings;

•Changes in federal or state laws regarding the classification of real estate professionals as independent contractors;
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
•The impact of the accounting method for the Company’s 0.25% Convertible Senior Notes due 2031 (the "Convertible Notes") on our reported financial results;
•Potential for common stock dilution or stock price depression related to the Convertible Notes;
•Counterparty risk with respect to the privately negotiated capped call transactions (the “Capped Call Transactions”) entered into in connection with the pricing of the Convertible Notes; and
•Other factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 27, 2026, which we refer to as our 2025 Form 10-K.
We have based these forward-looking statements on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements speak only as of the date of this filing and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this filing, our 2025 Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$484	$199
Accounts receivable, net of allowance of $13 and $4, respectively	180	57
Relocation receivables	160	—
Other current assets	239	61
Total current assets	1,063	317
Property and equipment, net	240	114
Operating lease right-of-use assets	686	381
Intangible assets, net	3,099	193
Goodwill	2,547	479
Other non-current assets	482	56
Total assets	$8,117	$1,540
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96	$12
Commissions payable	167	95
Accrued expenses and other current liabilities	664	138
Current lease liabilities	179	99
Securitization obligations	156	23
Total current liabilities	1,262	367
Long-term debt	3,140	—
Non-current lease liabilities	596	354
Deferred income taxes	157	—
Other non-current liabilities	134	32
Total liabilities	5,289	753
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at March 31, 2026 and December 31, 2025; 746,169,487 shares issued and outstanding at March 31, 2026; 563,479,423 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,530	3,513
Accumulated deficit	(2,709)	(2,731)
Accumulated other comprehensive loss	(1)	—
Total Compass, Inc. stockholders’ equity	2,820	782
Non-controlling interest	8	5
Total stockholders’ equity	2,828	787
Total liabilities and stockholders’ equity	$8,117	$1,540
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,704	$1,356
Operating expenses:
Commissions and other related expenses	2,008	1,105
Sales and marketing	97	58
Operations and support	398	132
Technology and development	119	50
General and administrative	81	27
Anywhere merger transaction and integration expenses	183	—
Restructuring costs	6	9
Depreciation and amortization	163	29
Total operating expenses	3,055	1,410
Loss from operations	(351)	(54)
Investment income	4	1
Interest expense	(37)	(2)
Loss before income taxes and equity in income of unconsolidated entities	(384)	(55)
Income tax benefit	401	3
Equity in income of unconsolidated entities	5	1
Net income (loss)	22	(51)
Net income attributable to non-controlling interests	—	—
Net income (loss) attributable to Compass, Inc.	$22	$(51)
Net income (loss) per share attributable to Compass, Inc., basic	$0.03	$(0.09)
Net income (loss) per share attributable to Compass, Inc., diluted	$0.03	$(0.09)
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic	734,351,106	550,146,367
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., diluted	823,393,622	550,146,367
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$22	$(51)
Other comprehensive income, net of tax:
Currency translation adjustment	(1)	—
Other comprehensive income, before tax	(1)	—
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	(1)	—
Comprehensive income (loss)	21	(51)
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Compass, Inc.	$21	$(51)
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended March 31, 2026:
Balances at December 31, 2025	563,479,423	$—	$3,513	$(2,731)	$—	$782	$5	$787
Net income	—	—	—	22	—	22	—	22
Shares issued for Christie's International Real Estate acquisition	3,724,147	—	—	—	—	—	—	—
Anywhere Merger consideration and replacement awards (1)	162,071,915	—	2,067	—	—	2,067	—	2,067
Purchase of capped call for convertible notes	—	—	(97)	—	—	(97)	—	(97)
Issuance of common stock upon exercise of stock options	2,365,462	—	11	—	—	11	—	11
Issuance of common stock upon settlement of RSUs, net of taxes withheld	14,293,781	—	(77)	—	—	(77)	—	(77)
Issuance of common stock under the Employee Stock Purchase Plan	234,759	—	2	—	—	2	—	2
Stock-based compensation	—	—	109	—	—	109	—	109
Other	—	—	2	—	(1)	1	3	4
Balances at March 31, 2026	746,169,487	$—	$5,530	$(2,709)	$(1)	$2,820	$8	$2,828
For the three months ended March 31, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,082	$(2,672)	$—	$410	$3	$413
Net loss	—	—	—	(51)	—	(51)	—	(51)
Share Consideration to be issued in connection with the acquisition of Christie's International Real Estate	—	—	250	—	—	250	—	250
Issuance of common stock upon exercise of stock options	1,767,086	—	6	—	—	6	—	6
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,466,404	—	(14)	—	—	(14)	—	(14)
Issuance of common stock under the Employee Stock Purchase Plan	318,003	—	1	—	—	1	—	1
Stock-based compensation	—	—	34	—	—	34	—	34
Balances at March 31, 2025	518,694,601	$—	$3,359	$(2,723)	$—	$636	$3	$639
(1)Represents activity in connection with the Anywhere Merger, consisting of (i) a $1,987 million increase to Additional paid-in capital representing the fair value of 162.1 million shares of common stock issued as merger consideration and (ii) an $80 million increase to Additional paid-in capital representing the fair value of replacement employee equity awards attributable to pre-combination services. See Note 3 — "Acquisitions" for further information.
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$22	$(51)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	163	29
Stock-based compensation	108	31
Deferred income taxes	(402)	(4)
Equity in income of unconsolidated entities	(5)	(1)
Bad debt expense	8	—
Change in acquisition-related contingent consideration	1	1
Changes in operating assets and liabilities:
Accounts receivable	(8)	(4)
Relocation receivables	(4)	(11)
Other current and non-current assets	(2)	(5)
Operating lease right-of-use assets and operating lease liabilities	(6)	(2)
Accounts payable	(5)	1
Commissions payable	36	12
Accrued expenses and other liabilities	(63)	27
Net cash (used in) provided by operating activities	(157)	23
Investing Activities
Capital expenditures	(11)	(4)
Payments for acquisitions, net of cash acquired	(345)	(161)
Net cash used in investing activities	(356)	(165)
Financing Activities
Proceeds from exercise of stock options	11	6
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2	1
Taxes paid related to net share settlement of equity awards	(77)	(14)
Net change in Securitization obligations	(10)	2
Proceeds from issuance of convertible notes, net of issuance costs	977	—
Purchase of capped call for convertible notes	(97)	—
Proceeds from drawdowns on Revolving Credit Facility	—	50
Other	(8)	—
Net cash provided by financing activities	798	45
Net increase (decrease) in cash and cash equivalents	285	(97)
Cash and cash equivalents at beginning of period	199	224
Cash and cash equivalents at end of period	$484	$127
Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$1
Income tax refunds, net	3	—
Supplemental non-cash information:
Issuance of common stock for acquisitions	$1,987	$250
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Business and Basis of Presentation
Description of the Business
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc.

On January 9, 2026, the Company completed its acquisition of Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), pursuant to the Agreement and Plan of Merger, dated as of September 22, 2025 (“Anywhere Merger Agreement”) by and among the Company, Anywhere, and Velocity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Anywhere Merger Agreement, Merger Sub merged with and into Anywhere, with Anywhere surviving the merger as a wholly owned subsidiary of the Company (“Anywhere Merger”). Refer to Note 3 – "Acquisitions" for more details.

Real estate professionals at the Company's owned-brokerage business are independent contractors who associate their real estate licenses with the Company and operate their businesses on the Company's platform and/or utilize the Company's technology offerings. The Company primarily generates revenue from its owned-brokerage business by assisting home sellers and buyers in listing, marketing, selling, and finding homes and collecting gross sales commissions on completed home sale transactions. Gross sales commissions are typically calculated as a percentage of the home sale price. Following the Anywhere Merger, the Company operates its owned-brokerage business primarily under the @properties, Coldwell Banker, Compass, Corcoran, and Sotheby's International Realty brands.

The Company also attracts independently operated brokerages that affiliate with the Company as franchisees or licensees under long-term franchise or license agreements. In addition, the Company provides non-brokerage services to real estate professionals and their clients, including title and escrow, and relocation services.

The Company provides an end-to-end platform that empowers its residential real estate professionals to deliver exceptional service to seller and buyer clients. The Company’s platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, and other critical functionality, all custom-built for the real estate industry, which enables the Company’s core brokerage services. The platform also uses proprietary data, analytics, artificial intelligence, and machine learning to deliver high value recommendations and outcomes for real estate professionals at the Company's owned-brokerage operating under the Compass brand and their clients. Other real estate professionals and franchisees affiliated with the Company currently utilize other technology offerings.

Effective January 9, 2026 with the Anywhere Merger, the Company changed its operating segments and reports its operations in the following three business segments; Brokerage, Franchise, and Integrated Services. See Note 17 — "Segment Information" for more details.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all controlled subsidiaries. The condensed consolidated statements of operations include the results of entities acquired from the date of each respective acquisition. Interests held by third parties in consolidated subsidiaries are presented as non-controlling interests, which represents the non-controlling stockholders’ interests in the underlying net assets of the Company’s consolidated subsidiaries.
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the interim periods presented.
Certain prior period amounts have been reclassified on the balance sheet and statements of operations to conform to the current period presentation. On the balance sheet, Concierge receivables are now presented within Other current assets, as the balance is not material to the combined company. On the statements of operations, for the three months ended March 31, 2025, the Company reclassified $34 million of occupancy expenses from its brokerage and integrated services businesses out of Sales and marketing and into Operations and support. Additionally, the Company reclassified $1 million of royalty expenses under the Christie's International Real Estate franchise license agreement out of Commissions and other related expense and into Operations and support. The purpose of these reclassifications was to consolidate occupancy and franchise license royalty expenses into a single line item following the Anywhere Merger. None of these reclassifications affected previously reported net loss, total revenue, or total operating expenses, and they have been applied to all prior periods presented.
Separately, the Company renamed "Research and development" to "Technology and development" on the statements of operations. This is a presentational change only, with no reclassification of prior period amounts.
The results of the interim periods presented are not necessarily indicative of the results expected for the full year. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2025 included in the 2025 Form 10-K.

2.    Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods covered by the condensed consolidated financial statements and accompanying notes. These judgments, estimates and assumptions are used for, but not limited to (i) fair value of acquired intangible assets and goodwill, (ii) incremental borrowing rate used for the Company’s operating leases, (iii) useful lives of long-lived assets, (iv) impairment of intangible assets and goodwill, and (v) income taxes and certain deferred tax assets. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates and these differences may be material.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Such adjustments may be material. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, consisting primarily of third-party investment banking, legal, consulting, and other advisory fees, are expensed as incurred.
Leases

The Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company classifies leases as either finance or operating. Right-of-use (“ROU”) assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term.

Present value of lease payments are discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate. Because the rate implicit in the lease generally cannot be readily determined, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for collateralized borrowings with a similar term, an amount equal to the lease payments and in a similar economic environment where the leased asset is located. The collateralized borrowings were based on the Company’s estimated credit rating corroborated with market credit metrics like debt level and interest coverage.

The Company’s lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) lease incentives under the lease. Options to renew or terminate the lease are recognized as part of the Company’s ROU assets and lease liabilities when it is reasonably certain the options will be exercised. ROU assets are also assessed for impairments consistent with the Company’s long-lived asset policy. Furthermore, the Company recognizes impairment charges related to the exit and sublease of certain real estate operating leases.

Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

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
On a limited basis, the Company has issued restricted stock units ("RSUs") that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
New Accounting Pronouncements
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates. While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or anticipated to have minimal impact on the Company's consolidated financial position or results of operations.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The transition method may be prospective, retrospective or modified prospective. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

3.    Acquisitions

Anywhere Real Estate Inc.

On January 9, 2026 (the “Anywhere Closing Date”), the Company completed the merger contemplated by the Anywhere Merger Agreement with Anywhere and Merger Sub. Pursuant to the Anywhere Merger Agreement and subject to its terms and conditions, Merger Sub merged with and into Anywhere, with Anywhere surviving as a wholly owned subsidiary of the Company. In connection with the Anywhere Merger, the Company acquired all outstanding shares of Anywhere common stock in a stock-for-stock transaction. Holders of Anywhere common stock received 1.436 shares of Compass Class A common stock for each share of Anywhere common stock, and the Company issued 162.1 million shares of its Class A common stock (“Anywhere Share Consideration”).

The aggregate consideration (“Anywhere Purchase Consideration”) payable pursuant to the Anywhere Merger Agreement consisted of (i) $502 million for the repayment of the outstanding balance of Anywhere’s revolving credit facility, which contained a change in control provision and was required to be repaid upon the closing of the Anywhere Merger (the “Anywhere Cash Consideration”); (ii) the Anywhere Share Consideration; and (iii) the fair value of replacement awards of the Company granted to Anywhere award holders attributable to pre-combination vesting (the "Replacement of Equity Awards").

The following table summarizes the individual elements within the calculation of total consideration transferred (in millions):

Amount
Cash consideration	$502
Share consideration	1,987
Replacement of equity awards	80
Total consideration transferred	$2,569

The following table summarizes the preliminary allocation of consideration transferred to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Amount
Cash and cash equivalents	$157
Accounts receivable	121
Relocation receivables	156
Other current assets	167
Property and equipment	149
Operating lease right-of-use assets	314
Intangible assets	3,035
Goodwill	2,068
Other non-current assets	432
Total assets	6,599
Accounts payable	(89)
Accrued expenses and other current liabilities (1)	(594)
Commissions payable	(36)
Current lease liabilities	(79)
Securitization obligations - current	(143)
Non-current lease liabilities	(256)
Other non-current liabilities (1)	(105)
Long-term debt (2)	(2,166)
Deferred income taxes	(559)
Total liabilities	(4,027)
Non-controlling interest	(3)
Net assets	$2,569
(1)In connection with the Anywhere Merger, the Company assumed Anywhere's defined benefit pension plan, including an accumulated benefit obligation of $89 million and plan assets with a fair value of $80 million, resulting in an unfunded accumulated benefit obligation of $9 million, which was recorded in Accrued expenses and other current liabilities and Non-current liabilities in the condensed consolidated balance sheet. The defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. Expense related to this plan for the year ending December 31, 2026 is expected to be immaterial.
(2)Refer to Note 10 — "Debt" for details of the long-term debt acquired as part of the transaction.

The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows (in millions):

	Amount	Useful Life
Trademarks	$649	Indefinite
Developed technology	195	2-5 years
Franchise agreements	1,110	7 years
Customer relationships - Relocation	30	5-7 years
Agent network	960	5 years
Pending transactions and listings	32	4-5 months
Title plants	59	Indefinite
Total intangible assets	$3,035

The intangible assets above were recorded at fair value in accordance with the acquisition method of accounting. The Company applied the multi-period excess earnings method to value the customer relationships, franchise agreements, and agent network intangible assets, the relief from royalty method to value the trade names, and the replacement cost method to value the developed technology. These valuations required significant judgment, estimates, and assumptions, including discount rates, revenue growth rates, projected margins, customer retention rates, royalty rates, estimated reproduction costs, and obsolescence factors. Definite-lived intangible assets are amortized over their estimated useful lives using a pattern that reflects the timing of the economic benefits expected to be derived. Indefinite-lived intangible assets are initially recorded at fair value and are not amortized. They are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributable to expected monetization opportunities from the combined company's current and future offerings and the value of the assembled workforce.

The Company has recorded the preliminary purchase price allocation as of the acquisition date and expects to finalize its analysis within the measurement period (up to one year from the acquisition date) of the transaction. Any adjustments during the measurement period would have a corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

None of the goodwill recorded for this acquisition is deductible for tax purposes.

Anywhere Merger Transaction and Integration Expenses

In connection with the Anywhere Merger, the Company incurred approximately $183 million in merger and integration costs during the three months ended March 31, 2026. These costs consisted of legal, investment banking, and other transaction-related costs, as well as severance and other personnel-related costs, all of which were expensed as incurred. In addition, the Company incurred $61 million in stock-based compensation costs related to the acceleration of certain Anywhere awards that were converted to equity awards of the Company in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees. All such expenses have been presented within the Anywhere merger transaction and integration expenses line of the condensed consolidated statements of operations. The following table summarizes the total costs incurred in connection with the Anywhere Merger during the three months ended March 31, 2026 (in millions):

Three Months Ended March 31, 2026
Legal, investment banking and other transaction-related expenses	$40
Severance-related personnel costs (1)	62
Stock-based compensation expense	61
Integration-related costs	20
Total Anywhere merger transaction and integration expenses	$183
(1)As of March 31, 2026, the Company had $39 million of unpaid severance costs recorded on its condensed consolidated balance sheet in connection with the Anywhere Merger. These amounts are included within Accrued and other current liabilities on the Company's condensed consolidated balance sheet. The Company expects to recognize an additional $13 million of severance and retention charges related to previously actioned role eliminations over the remainder of the year ending December 31, 2026.

The Company incurred $18 million of additional transaction-related expenses during the year ended December 31, 2025.

Pro Forma Information

The results of the Anywhere Merger have been included in the Company’s consolidated financial statements from the acquisition date onward. The first column in the table below reflects the acquired entity's actual results post-acquisition, while the second and third columns present the Company’s pro forma results as if the acquisition had occurred on January 1, 2025 (in millions):

	Actuals	Pro Forma
	January 9, 2026 through March 31, 2026	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$1,200	$2,757	$2,577
Net loss	(280)	(23)	(80)

The pro forma information depicted in the second and third columns above does not purport to represent what the actual results of operations of the Company would have been had the acquisition actually occurred on the date indicated, nor does it purport to predict the results of operations for future periods. The unaudited pro forma results include adjustments for one-time debt extinguishment costs, compensation expense for accelerated awards, additional amortization of acquired finite-lived intangible assets, and the related tax effects assuming the Anywhere Merger occurred on January 1, 2025.
Christie’s International Real Estate
On January 13, 2025, the Company closed its acquisition of At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“Christie’s International Real Estate” or "CIRE") (the “CIRE Merger”). The Company entered into this transaction to expand its existing brokerage and integrated services businesses in key domestic markets and to establish a presence in the high-margin franchise sector through the Christie’s International Real Estate brand.
The total consideration transferred was $403 million, which included $153 million in cash and $250 million in Company Class A common stock (the "CIRE Share Consideration") based on its fair value at the acquisition date. In January 2026, the CIRE Share Consideration was finalized and the Company delivered 3.7 million shares and will deliver an additional total of 6.8 million shares in two equal installments in January 2027, and 2028 to certain sellers. These shares are incremental to 28.4 million shares that were issued as CIRE Share Consideration during the year ended December 31, 2025.
Refer to the Company's 2025 Form 10-K for a discussion of the allocation of purchase price, accounting policies and valuation methodologies applied to the intangible assets acquired in the CIRE Merger.
Of the total Goodwill recorded for this acquisition, $211 million is deductible for tax purposes.
Other Acquisition-Related Arrangements
In connection with the Company’s past acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and real estate professionals providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. For the three months ended March 31, 2026, the Company recognized expense of $1 million within Operations and support in the condensed consolidated statements of operations related to these arrangements. There were no similar expenses during the three months ended March 31, 2025.

4.    Revenue Recognition
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the revenue accounting standard. The Company's revenue disaggregated by major revenue categories and by reportable segment is presented in the table below (in millions):

	Three Months Ended March 31,
	Brokerage		Franchise		Integrated Services		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Gross commission income (1)	$2,453	$1,323	$—	$—	$—	$—	$2,453	$1,323
Service revenue (2)	—	—	—	—	143	22	143	22
Franchise fees (3)	—	—	74	5	—	—	74	5
Other (4)	14	5	16	1	4	—	34	6
Total revenue	$2,467	$1,328	$90	$6	$147	$22	$2,704	$1,356
(1)Gross commission income within the Brokerage segment is recognized at a point in time upon the closing of a home sale transaction.
(2)Service revenue primarily consists of title and escrow fees earned by the Company's title and escrow businesses, which are recognized at a point in time upon the closing of a home sale transaction. Service revenue also includes relocation fees, which are recognized when the related performance obligation is satisfied depending on the type of service performed.
(3)Franchise fees earned by the Franchise segment primarily consist of domestic royalties, which are recognized at a point in time when the underlying franchisee revenue is earned upon the closing of a home sale transaction.
(4)Other revenue is comprised of brand marketing funds received from franchisees within the Franchise segment and other miscellaneous revenues across the Company's other business segments.

The Company's revenue streams are discussed further below by business segment.

Brokerage

Brokerage revenue is primarily comprised of gross commission income which contains a single performance obligation that is satisfied upon the closing of a real estate services transaction, at which point the entire transaction price is earned. The Company is not entitled to any commission until the performance obligation is satisfied and is not owed any commission for unsuccessful transactions, even if services have been provided.

Franchise

Domestic Franchisees

In the U.S., the Company employs a direct franchising model whereby it franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a gross percentage of the franchisee’s gross commission income. Royalty fees are recorded as the underlying franchisee revenue is earned (upon close of the real estate transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Other sales incentives are generally recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes domestic initial franchise fees and marketing fees. Initial franchise fees are generally non-refundable and recognized as revenue upon the execution or opening of a new franchisee office to cover the upfront costs of opening the franchisee for business under one of the Franchise segment's brands. Marketing fees earned from franchisees are utilized by the Company to fund marketing campaigns on their behalf.

International Franchisees

The Company utilizes a direct franchising model and master franchise model outside of the U.S. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee ("ADF") and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from the Company’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.

In connection with the Anywhere Merger, the Company assumed $47 million of deferred revenue liabilities related to the acquired franchise business, primarily consisting of the ADFs that are recognized as franchise revenue over a 25-year period. During the three months ended March 31, 2026, the Company recognized $24 million in additional deferred revenue offset by $20 million of revenue recognized from various sources including brand marketing fees. The outstanding balance for deferred revenue was $51 million as of March 31, 2026 related to the Anywhere franchise business.

Integrated Services

The Company provides incremental services related to a real estate transaction, including title and escrow and settlement services to consumers, real estate companies, corporations and financial institutions. These services relate to the closing of home purchases and refinancing of home loans and therefore, title revenues, title and escrow, and closing service fees are recorded at the time a real estate transaction or refinancing closes.

Additionally, the Company provides relocation services, through Cartus, to corporations managing employee transfers and earns referral fees for directing brokerage transactions to real estate professionals in its Brokerage and Franchise segments. Services include home sale assistance, policy counseling, group move management, expense processing, compensation and compliance support, visa and immigration support, and household goods moving. Revenue comes from fees paid by real estate brokers and moving companies, recognized when services are completed, and from outsourcing management fees charged to clients. Management fees are recorded as deferred revenue when billed (typically at the start of a relocation) and recognized over the move's duration, generally 3 to 6 months.

5.    Fair Value of Financial Assets and Liabilities
Level 1 Financial Instruments
The Company’s cash and cash equivalents of $484 million and $199 million as of March 31, 2026 and December 31, 2025, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments.
Level 2 Financial Instruments
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, as of March 31, 2026 (in millions). These are the Company’s only Level 2 financial instruments.

	March 31, 2026
	Principal Amount	Estimated Fair Value (1)
9.75% Senior Secured Second Lien Notes	$500	$528
7.00% Senior Secured Second Lien Notes	640	640
5.75% Senior Notes	559	539
5.25% Senior Notes	449	423
0.25% Convertible Senior Notes	1,000	830
(1)The fair value of the Company's indebtedness is categorized as Level 2.

Level 3 Financial Instruments
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements. Contingent consideration represents obligations of the Company to transfer cash or the Company’s common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. The primary method the Company used to estimate the fair value of contingent consideration liabilities was a Monte-Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2026 or in future periods. Changes in the fair value of Level 3 financial liabilities are included within Operations and support expense in the condensed consolidated statements of operations (in millions).

	Three Months Ended March 31,
	2026	2025
Opening balance	$31	$31
Acquisitions	1	4
Changes in fair value included in net income (loss)	1	1
Closing balance	$33	$36
The Company’s contingent consideration liabilities of $33 million and $31 million as of March 31, 2026 and December 31, 2025, respectively, are the Company’s only Level 3 financial instruments. The following table presents the balances of contingent consideration as presented in the condensed consolidated balance sheets (in millions):

	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities	$8	$7
Other non-current liabilities	25	24
Total contingent consideration	$33	$31
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

6.    Equity Method Investments
The Company applies the equity method of accounting for investments in ventures when it possesses significant influence over operational and financial decisions but lacks controlling interests. The Company records its proportionate share of net earnings or losses from these equity method investments under the Equity in income of unconsolidated entities line in the condensed consolidated statements of operations. Investments not subject to the equity method are valued at fair market value with adjustments recognized in net income. If the fair value is not readily determinable, these investments are measured at cost minus impairment (if any), plus or minus changes reflecting observable price changes in orderly transactions for an identical or similar investment.
As of March 31, 2026, the Company had various equity method investments totaling $184 million recorded on the Other non-current assets line on the accompanying condensed consolidated balance sheet. Although the Company holds certain governance rights in these unconsolidated entities, it lacks controlling financial interests in these investments.

The Company's equity method investment balances at March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026	December 31, 2025
Mortgage joint ventures (1)	$75	$14
Title insurance underwriter joint venture (2)	68	—
Other equity method investments (3)	41	3
Total equity method investments	$184	$17
(1)Represents the Company's equity method investments in OriginPoint, LLC and Guaranteed Rate Affinity, each of which is a 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. The Guaranteed Rate Affinity investment was acquired in connection with the Anywhere Merger. Both investments are held within the Integrated Services segment and originate and market mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country.
(2)Represents the Company's 22% equity interest in the title insurance underwriter joint venture, acquired in connection with the Anywhere Merger, and held within the Integrated Services segment.
(3)Includes the Company's various other equity method investments held within the Integrated Services and Brokerage segments. These investments include the Company's 50% owned interest in an unconsolidated joint venture with Sotheby's, which holds an 80% ownership stake in Sotheby's Concierge Auctions, assumed in connection with the Anywhere Merger.

The Company recorded equity in income from its equity method investments as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Mortgage joint ventures	$4	$1
Title insurance underwriter joint venture	(1)	—
Other equity method investments	2	—
Equity in income of unconsolidated entities	$5	$1

7.    Leases
The components of lease costs for operating leases, inclusive of leases assumed as a part of the Anywhere Merger, for the three months ended March 31, 2026 and 2025 was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$51	$27
Short-term lease costs	5	1
Sublease income	(2)	(2)
Variable lease costs	19	9
Total	$73	$35
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the three months ended March 31, 2026 and 2025, the Company recognized costs related to operating leases, net of sublease income, of $71 million and $34 million, respectively, in Operations and support and $2 million and $1 million, respectively, in General and administrative in the consolidated statements of operations.

In connection with the Anywhere Merger, the Company acquired finance lease assets which represent equipment leases which primarily consist of furniture, computers and other office equipment. During the three months ended March 31, 2026, the Company recognized $2 million of expense related to its finance lease assets.

Supplemental balance sheet information related to the Company's leases was as follows (in millions):

Lease Type	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$686	$381
Finance lease assets	Property and equipment, net	10	—
Total lease assets, net		$696	$381
Liabilities:
Current:
Operating lease liabilities	Current lease liabilities	$174	$99
Finance lease liabilities	Current lease liabilities	5	—
Non-current:
Operating lease liabilities	Non-current lease liabilities	593	354
Finance lease liabilities	Non-current lease liabilities	3	—
Total lease liabilities		$775	$453

The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.9	5.1
Finance leases	2.0	0.0
Weighted average discount rate:
Operating leases	6.3%	6.1%
Finance leases	5.4%	—%
Future undiscounted lease payments for the Company’s operating and finance lease liabilities are as follows as of March 31, 2026 (in millions):

	Operating Leases	Finance Leases	Total
Remaining 2026	$162	$4	$166
2027	211	3	214
2028	172	1	173
2029	136	—	136
2030	86	—	86
Thereafter	132	—	132
Total future lease payments	899	8	907
Less: imputed interest	132	—	132
Present value of lease liabilities	$767	$8	$775

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$32
Financing cash flows from finance leases	2	—

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$34	$32
Finance leases	1	—

As of March 31, 2026, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $19 million payable through 2038, which have been excluded from above.

8.    Goodwill and Intangible Assets

Goodwill

In connection with the Anywhere Merger, the Company realigned its results to three reportable segments: Brokerage, Franchise, and Integrated Services. Refer to Note 17 — "Segment Information" for further information on the Company’s reportable segments. As a result of the change in segments, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company reallocated goodwill of $479 million using a relative fair value approach on January 9, 2026 (the "Reorganization Date").

Prior to the segment realignment, the Company performed a goodwill impairment assessment and determined that no impairment existed, as the fair value of the single reporting unit exceeded its carrying amount. In connection with the realignment, goodwill was reallocated to the newly identified reporting units using a relative fair value approach, which was determined by estimating fair value based on Segment Adjusted EBITDA multiples (see Note 17 — "Segment Information" for more information). Under this approach, the Company assigned goodwill based on the proportion of each reporting unit’s fair value relative to the total fair value of the original reporting unit immediately prior to the reorganization.

Following the reallocation, the Company assessed goodwill for impairment at each of the newly established reporting units using a qualitative approach. In performing this assessment, the Company considered, among other factors, its overall market capitalization relative to book value, the historical and projected operating performance of the underlying reporting units, and implied valuation multiples, including EBITDA multiples, derived from both market data and internal analyses. Based on this assessment, the Company determined that no impairment existed.

Changes in the carrying amount of Goodwill by reportable segment were as follows (in millions):

	Brokerage	Franchise	Integrated Services	Total
Reallocation of goodwill at the Reorganization Date	$438	$11	$30	$479
Goodwill acquired in Anywhere Merger	1,102	893	73	2,068
Balance at March 31, 2026	$1,540	$904	$103	$2,547

Intangible Assets

The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	March 31, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise agreements	6-7 years	$1,152	$(45)	$1,107	6.7
Customer relationships	3-9 years	1,275	(218)	1,057	4.8
Acquired technology	2-5 years	230	(33)	197	4.2
Trademarks	2-9 years	39	(20)	19	3.2
Pending transactions and listings	4-5 months	32	(21)	11	0.2
Indefinite-lived intangible assets:
Trademarks		649	—	649
Title plants		59	—	59
Total		$3,436	$(337)	$3,099

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise agreements	6 years	$42	$(7)	$35	5.0
Customer relationships	3-9 years	285	(164)	121	4.7
Acquired technology	2-5 years	35	(19)	16	1.0
Trademarks	2-9 years	39	(18)	21	3.3
Total		$401	$(208)	$193

Amortization expense was $129 million and $18 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense for finite-lived intangible assets as of March 31, 2026 is as follows (in millions):

Total
Remaining 2026	$357
2027	439
2028	424
2029	415
2030	411
Thereafter	345
Total	$2,391

9.    Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets consisted of (in millions):

	March 31, 2026	December 31, 2025
Prepaid contracts and other prepaid expenses	$78	$16
Prepaid agent incentives	49	9
Concierge receivables	44	25
Franchise incentives	33	1
Other	35	10
Total other current assets	$239	$61

Accrued expenses and other current liabilities consisted of (in millions):

	March 31, 2026	December 31, 2025
Accrued payroll and related employee costs	$185	$65
Accrued litigation settlements	89	—
Accrued interest	61	—
Accrued merger and integration costs	45	13
Accrued expenses	136	27
Other	148	33
Total accrued expenses and other current liabilities	$664	$138

10.    Debt
The Company's indebtedness consists of a financing facility, two securitization facilities, and outstanding secured, unsecured, and convertible senior notes, each described below. The Company was in compliance with all related covenants under these borrowing arrangements as of March 31, 2026. The following table summarizes these borrowing arrangements as of March 31, 2026 (in millions, except interest rates and expiration dates):

	Interest Rate	Expiration Date	Principal Amount	Unamortized Fair Value Discount (Premium) and Debt Issuance Costs (1)	Net Amount
Revolving Credit Facility (1)		November 2030	$—	*	$—

Long-term Debt:
9.75% Senior Secured Second Lien Notes	9.75%	April 2030	$500	$(42)	$542
7.00% Senior Secured Second Lien Notes	7.00%	April 2030	640	(5)	645
5.75% Senior Notes	5.75%	January 2029	559	10	549
5.25% Senior Notes	5.25%	April 2030	449	20	429
0.25% Convertible Senior Notes	0.25%	April 2031	1,000	25	975
Total Long-term debt			$3,148	$8	$3,140

Securitization Obligations: (2)
Concierge Facility		January 2028	$23	*	$23
Apple Ridge Securitization		May 2026	133	*	133
Total Securitization obligations			$156		$156

*The debt issuance costs related to the Revolving Credit Facility and Securitization Obligations are classified as deferred financing assets within Other non-current assets in the condensed consolidated balance sheet. Unamortized debt issuance costs are amortized within Interest expense in the condensed consolidated statements of operations.
(1)See below under the header "Revolving Credit Facility" for additional information.
(2)See below under the header "Securitization Obligations" for additional information.
Maturities Table
As of March 31, 2026, the combined aggregate amount of future maturities for long-term debt are as follows (in millions):

Amount
Remaining 2026	$—
2027	—
2028	—
2029	559
2030	1,589
2031 and thereafter	1,000
Total future maturities	$3,148
Revolving Credit Facility
In November 2025, the Company entered into a Revolving Credit and Guaranty Agreement (the "Revolving Credit Facility") with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent and a syndicate of other lenders. Under the Revolving Credit Facility, the Company obtained revolving commitments from lenders in an initial amount of $250 million. The lenders’ commitments under the Revolving Credit Facility automatically increased by $250 million to an aggregate amount of $500 million upon the completion of the Anywhere Merger. The Revolving Credit Facility also includes a letter of credit sublimit of $100 million (which automatically increased to $170 million upon the completion of the Anywhere Merger). The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors, subject to customary exceptions.

Borrowings under the Revolving Credit Facility bear interest at Term SOFR plus an applicable rate between 1.50% and 2.25% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio (as defined in the underlying agreement). The Company is also obligated to pay other customary fees under the Revolving Credit Facility, including (i) a commitment fee to the lenders on amounts they have committed, which are unused, of between 0.175% and 0.35% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio, (ii) fees associated with the issuance of letters of credit, (iii) administrative agent fees, and (iv) upfront fees.

The maturity date of the Revolving Credit Facility is November 17, 2030. In the event there is an aggregate principal amount outstanding on certain of Anywhere’s second lien and unsecured notes that exceeds $50 million on the date that is 91 days prior to the respective final stated maturity dates of such notes, the Revolving Credit Facility is subject to an earlier springing maturity on such 91st day.

The Company has the option to repay the Company’s borrowings, and to permanently reduce the commitments in whole or in part, under the Revolving Credit Facility without premium or penalty. As of March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled $51 million. As of March 31, 2026, the Company had $449 million available to be drawn under its Revolving Credit Facility.

The Revolving Credit Facility contains customary representations, warranties, affirmative covenants, and negative covenants. The negative covenants restrict the Company’s and its restricted subsidiaries’ ability to, among other things, incur liens and indebtedness, make certain investments, declare and pay dividends, dispose of, transfer or sell assets, make stock repurchases, and consummate certain other matters, all subject to certain exceptions. The financial covenant under the Revolving Credit Facility requires that following the consummation of the Anywhere Merger, the Company maintains a Total Net Leverage Ratio level of no greater than 5.00 to 1.00, stepping down to 4.50 to 1.00 on December 31, 2027 and 4.25 to 1.00 and December 31, 2028 with no requirement to maintain a minimum Liquidity level or a minimum
Consolidated Total Revenue level.

Senior Secured Second Lien Notes

Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company’s condensed consolidated financial statements. The Secured Notes mature on April 15, 2030 and bear interest payable semiannually in arrears on April 15 and October 15 of each year. As of March 31, 2026, the principal outstanding under 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes were $500 million and $640 million, respectively.

The Company may redeem all or a portion of the 9.75% Senior Secured Second Lien Notes or the 7.00% Senior Secured Second Lien Notes, as applicable, at the redemption prices set forth in the applicable indenture. Prior to April 15, 2027, the Company may only redeem the 9.75% Senior Secured Second Lien Notes at a make-whole redemption price calculated in accordance with the indenture. On and after April 15, 2027, the notes may be redeemed at the applicable call prices set forth in the indenture, beginning at 104.875% of the outstanding principal amount, plus accrued and unpaid interest.

The Secured Notes are (1) guaranteed on a senior secured, second priority basis by all material domestic subsidiaries that are guarantors under the Revolving Credit Facility; (2) guaranteed by Compass on a voluntary and unsecured senior subordinated basis; and (3) secured by substantially the same collateral as the existing first lien obligations under the Company's Revolving Credit Facility, but on a second priority basis.

The indentures governing the Secured Notes contain various covenants that limit the Company and its restricted subsidiaries’ ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, as described below under the header "Senior Unsecured Notes".

Senior Unsecured Notes

Following the Anywhere Merger, the 5.75% Senior Notes and 5.25% Senior Notes (together, the "Unsecured Notes") continued as obligations of the Anywhere issuers and are reflected in the Company's condensed consolidated financial statements. The 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on January 15 and July 15. The 5.25% Senior Notes mature on April 15, 2030 with interest on such notes payable each year semiannually on April 15 and October 15. As of March 31, 2026, the principal outstanding under 5.75% Senior Notes and the 5.25% Senior Notes were $559 million and $449 million, respectively.

The Company may redeem all or a portion of the 5.75% Senior Notes or 5.25% Senior Notes, as applicable, at the redemption price set forth in the applicable indenture governing such notes. The Unsecured Notes are guaranteed on a general senior unsecured basis by Compass (on a voluntary basis) and all material domestic subsidiaries that are guarantors under the Revolving Credit Facility and the Company's outstanding debt securities.

The indentures governing the Unsecured Notes contain various negative covenants that limit the Company and its restricted subsidiaries’ ability, among other things, to incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, pay dividends or make distributions to their stockholders, repurchase or redeem capital stock, make investments or acquisitions, incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments, enter into transactions with affiliates, create liens, merge or consolidate with other companies or transfer all or substantially all of their assets, transfer or sell assets, including capital stock of subsidiaries and prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes, all subject to certain exceptions.

0.25% Convertible Senior Notes

In connection with the Anywhere Merger, on January 9, 2026 the Company issued $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the "Convertible Notes") to Morgan Stanley & Co. LLC and certain other initial purchasers (collectively, the "Initial Purchasers"). The Convertible Notes will mature on April 15, 2031, unless earlier repurchased, converted or redeemed. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of Class A common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the notes. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.

Additionally, the Company entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock on January 7, 2026, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. The Company paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs. The Capped Call Transactions are equity-classified, are not remeasured each reporting period, and are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheet.

Securitization Obligations
Concierge Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (as amended, amended and restated, modified or supplemented from time to time, the "Concierge Facility") with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75 million revolving credit facility and is solely used to finance a portion of the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge receivables and cash of the Compass Concierge Program.
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50%, if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31, 2027. The interest rate on the drawn down balance of the Concierge Facility was 6.37% as of March 31, 2026. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative covenants, such as financial statement reporting requirements, as well as covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain receivables, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Additionally, in the event that the Company fails to comply with certain financial measures tied to liquidity and leverage or other specified requirements, the lenders may cause the commitments under the Concierge Facility to automatically be reduced to zero and require the Company to repay any outstanding loans under the Concierge Facility. In April 2026, the Concierge Facility was amended to align the leverage-related financial measure under the Concierge Facility with the Total Net Leverage Ratio financial covenant applicable under the Revolving Credit Facility.
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
Apple Ridge Funding LLC
Following the Anywhere Merger, the secured obligations of Apple Ridge Funding LLC continued under a securitization program which begins to amortize on May 29, 2026 ("Apple Ridge Securitization") and for which the Company is currently engaged in the renewal process. As of March 31, 2026, the Company had $180 million of borrowing capacity under the Apple Ridge Securitization program with $133 million being utilized leaving $47 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.

The Apple Ridge Securitization entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of the Company's relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge Securitization program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. In January 2026, Anywhere entered into an agreement to provide, among other things, that events arising solely from the Anywhere Merger will not trigger an amortization event before May 29, 2026 as long as a performance guaranty with the Company, as performance guarantor, is in full force and effect prior to such time. On January 8, 2026, the Company executed such a performance guaranty to be effective upon the Anywhere Merger.

Certain of the funds that the Company receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $165 million of underlying relocation receivables and other related relocation assets at March 31, 2026. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company's securitization obligations are classified as current in the accompanying condensed consolidated balance sheets. As a result of the Anywhere Merger, the Company acquired $8 million of restricted cash, which serves as part of the collateral for the securitization obligations described above and is included in Other current assets on the condensed consolidated balance sheet. As of March 31, 2026, restricted cash related to these collateralized assets totaled $7 million. Changes in restricted cash during the period are reflected in operating activities on the condensed consolidated statements of cash flows.

Interest incurred in connection with borrowings under the facility amounted to $2 million for the three months ended March 31, 2026. This interest is recorded within Revenue in the accompanying condensed consolidated statements of operations as related borrowings are utilized to fund the Company's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 6.41% for the three months ended March 31, 2026.
The Apple Ridge securitization program has restrictive covenants and trigger events, the occurrence of which could restrict the Company's ability to access new or existing funding under this facility or result in termination of the facility.

11.    Commitments and Contingencies
Legal Proceedings
The Company is currently involved in, and may be involved in, disputes, legal proceedings, claims, and regulatory and governmental inquiries and investigations, and has received subpoenas and requests for documents and information, in connection with, among other things, antitrust and anti-competition claims. Further, the Company is currently involved in, and may be involved in, commercial disputes, labor and employment claims, intellectual property disputes, consumer complaints, and matters related to regulatory compliance. The Company does not expect any material financial loss or business implications related to these matters. However, the outcomes of the Company’s regulatory investigations and legal proceedings are inherently unpredictable and subject to substantial uncertainties. Certain claims, including RESPA, antitrust, and TCPA matters, may involve joint and several liability or significant, potentially trebled damages. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the Company’s business taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Legal costs related to the defense of loss contingencies are expensed as incurred.
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
The Company and its subsidiaries, inclusive of those subsidiaries acquired as a part of the Anywhere Merger, have been named as defendants in lawsuits that allege, among other things, violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 or other antitrust laws, as set forth below (the “Antitrust Lawsuits”).
Real Estate Commission Sell-Side Antitrust Litigation
Anywhere was formerly known as Realogy Holdings Corp. and is named in the following three class actions covering sellers of homes utilizing a broker during the class period that challenge residential real estate industry rules and practices that require an offer of compensation and payment of buyer-broker commissions and certain alleged associated practices: (1) Burnett, et al. v. National Association of Realtors, et al., No. 4:19-CV-00332 (W.D. Mo.) (“Burnett”), filed on April 29, 2019, (2) Moehrl, et al. v. National Association of Realtors, et al., No. 1:19-CV-01610 (N.D. Ill.) (“Moehrl”), filed on March 6, 2019, and (3) Nosalek, et al. v. MLS Property Information Network, Inc., et al., No. 1:20-CV-12244 (D. Mass.) (“Nosalek”), filed on December 17, 2022.
In October 2023, Anywhere agreed to a settlement, on a nationwide basis, of all claims asserted or that could have been asserted against Anywhere in the Burnett, Moehrl and Nosalek cases, including claims asserted on behalf of home sellers in similar matters (the “Anywhere Settlement”) and the court granted final approval of the Anywhere Settlement on May 9, 2024. The final approval has been appealed by several parties, including a plaintiff class member from the Batton I buy-side case (described below), specifically claiming that the release in the Anywhere Settlement should not release any buy-side claims that sellers may also have.
The Anywhere Settlement releases Anywhere, including all of its subsidiary company-owned brokerages and franchise-affiliated brokerages, and their affiliated real estate professionals from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The Anywhere Settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.
Under the terms of the nationwide Anywhere Settlement, which was entered into prior to the closing of the Anywhere Merger, Anywhere agreed to injunctive relief (including practice changes) as well as monetary relief of $84 million, of which $30 million has been paid and the remaining $54 million will be due within 21 business days after all appellate rights are exhausted. While the timing of this payment is uncertain, the Company currently expects the payment to occur in 2026.
Four putative class action lawsuits, captioned Gibson, et al. v. National Association of Realtors, et al., No. 4:23-cv-00788-FJG (W.D. Mo.) (“Gibson”), filed on October 31, 2023, Grace v. National Association of Realtors, et al., No. 3:23-cv-06352 (N.D. Cal.) (“Grace”), filed on December 8, 2023, Fierro, et al. v. National Association of Realtors, et al., Case No. 2:24-cv-00449 (C.D. Cal.) (“Fierro”), filed on January 17, 2024, and Whaley v. Arizona Association of Realtors, Case No. 2:24-cv-00105 (D. Nev.) (“Whaley”), filed on January 15, 2024 name the Company as a defendant and allege, among other things, that certain trade associations, including the National Association of Realtors, multiple listing services, and real estate brokerages engaged in a continuing contract, combination, or conspiracy to unreasonably restrain interstate trade and commerce in violation of Section 1 of the Sherman Act, 15 U.S.C. § 1 by entering into a continuing agreement to require sellers of residential property to make inflated payments to brokers representing buyers. Umpa, et al. v. National Association of Realtors, et al., 4:23-cv-00945 (W.D. Mo.) (“Umpa”), filed on December 27, 2023, was consolidated into the Gibson matter on April 23, 2024 (Umpa hereafter referred to singularly as Gibson). Boykin v. National Association of Realtors, et al., No. 2:24-cv-00340 (D. Nev.) (“Boykin”), filed on February 16, 2024, was terminated and consolidated into the Whaley matter on March 20, 2024. The plaintiffs in Gibson allege a nationwide scope, while the Grace and Fierro matters are limited in scope to Northern California and Southern California, respectively and the Whaley matter is limited in scope to Nevada.
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
On March 21, 2024, the Company entered into a settlement agreement to resolve Gibson on a nationwide basis (the "Compass Settlement"). The Compass Settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company, including all of its subsidiary company-owned brokerages and franchise-affiliated brokerages, and their affiliated agents (collectively, the “Claims”) and releases them from the Claims. Under the Compass Settlement, the Company agreed to pay $58 million and make certain changes to its business practices. The Company’s motion for final approval of the Compass Settlement was granted on October 31, 2024. The final approval ruling was appealed by certain class members that objected to the Compass Settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced above, and the Batton II matter referenced below. The appeal was heard on January 14, 2026 and the parties await a decision by the court. The Grace, Fierro, Whaley, March, and Friedman cases are stayed pending the appeal of the final approval of the Compass Settlement. As of March 31, 2026, no further amounts are due under the Compass Settlement.
The Company does not expect the terms of the proposed Compass Settlement, the Anywhere Settlement, or the process of moving to enforce the settlements nationwide to have a material impact on its future operations.
In addition, since late October 2023, dozens of copycat additional lawsuits with similar or related claims have been filed against various real estate brokerages, the National Association of Realtors, MLSs, and/or state and local Realtor associations, less than a third of which name the Company, its subsidiaries or franchisees. In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against the Company, its subsidiaries or franchisees pending the conclusion of the appeals of the trial court's grant of final approval of the Compass and Anywhere Settlements, including the putative class action lawsuits of QJ Team, LLC, et al. v. Texas Association of Realtors, Inc., et al., No. 4:23-cv-01013 (E.D. Tx.) (“QJ Team”), filed on November 13, 2023 and Peiffer v. Latter & Blum Holding, LLC, et al., Case No. 2:24-

cv-00557 (E.D. La.) (“Peiffer”), filed on March 5, 2024, each of which the Company formerly presented as separately captioned matters in the Commitments and Contingencies footnote.
Real Estate Commission Buy-Side Antitrust Litigation
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, et al. v. The National Association of Realtors, et al., No. 1:21-CV-00430 (N.D. Ill.) ("Batton I"), which names Anywhere, was filed on January 25, 2021, in which the plaintiffs take issue with certain policies of the National Association of Realtors, including those related to buyer-broker compensation at issue in the Moehrl, Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining the National Association of Realtors from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The final approval of the Anywhere Settlement has limited the size of the Batton I case because the settling plaintiffs are releasing claims of the type alleged in Batton I. As noted above, the named plaintiffs in the Batton I case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement. On November 13, 2025, the court struck the class certification motion filed by the Batton I plaintiffs and stayed all class certification proceedings pending resolution of the appeal of the Anywhere Settlement (though fact discovery may continue). As described in the next paragraph, developments in a separate, related buy‑side action, Tuccori v. At World Properties, et al., have implications for resolution of the claims asserted against Anywhere in Batton I.
Tuccori v. At World Properties, et al., (N.D. Ill.), No. 1:24-CV-00150 (“Tuccori”), is a case that consolidated several purported class actions filed by home buyers. On October 15, 2025, the court in Tuccori granted preliminary approval of a nationwide settlement entered by several real estate brokerages related to the home buyer claims (“Tuccori Settlement”). The Tuccori Settlement, as preliminarily approved by the court on October 15, 2025, included an opt-in procedure under which other companies subject to home buyer claims could opt into the Tuccori Settlement, subject to preliminary and final court approval of such an opt-in settlement. On February 22, 2026, Anywhere opted into the Tuccori Settlement via a nationwide Opt-In Settlement Agreement (“Anywhere Opt-In Settlement” with Anywhere being an “Opt-In Settlor”). On February 23, 2026, the Tuccori plaintiffs filed a motion for preliminary approval of the Anywhere Opt-In Settlement and several other opt-in settlements by other real estate brokerages. Anywhere agreed to pay $10 million under the Anywhere Opt-In Settlement (which was properly reserved at December 31, 2025), and paid $1 million of this obligation in March 2026. The Anywhere Opt-In Settlement received preliminarily court approval on March 6, 2026 and, if finally approved by the court and sustained on any appeal, will release Anywhere and all of its respective past, present, and future direct and indirect parents (including holding companies), subsidiaries, related entities and affiliates, associates (all as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934), predecessors, and successors, and all of their respective franchisees, and sub-franchisors from any and all state and federal claims regardless of the cause of action arising from or related to conduct that was or could have been alleged in the Tuccori Case or against Opt-In Settlor in the Batton Case (as described in the prior paragraph) based on any or all of the same factual predicates as those claims, including but not limited to claims based on antitrust laws, consumer protection or other state laws, and/or anticompetitive conduct relating to the commissions negotiated, offered, obtained, or paid to brokerages, or the impact of the foregoing on the purchase price, in connection with the purchase or sale of residential real estate. Certain Batton I plaintiffs have lodged challenges to the Anywhere Opt-In Settlement, both before the Batton I Court and before the Tuccori Court, including appeals of rulings adverse to their challenges. By order dated April 16, 2026, the Batton I court stayed all discovery and struck the pending discovery deadline pending resolution of the issues surrounding the Anywhere Opt-In Settlement in Tuccori.
Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names Compass and seven other brokerages as defendants. The allegations in Batton II are substantially similar to those contained in Batton I. Compass and the defendants in the Batton II matter filed a motion to dismiss the amended complaint on June 21, 2024, which the court denied on March 24, 2026. In April 2026, Compass opted into the Tuccori Settlement via the nationwide Opt-In Settlement Agreement (the "Compass Opt-In Settlement"). On May 4, 2026, Compass filed its answer to the complaint.
Assuming final court approval of each of the Anywhere and Compass Opt-In Settlements, we currently expect to pay the remaining settlement amounts no earlier than the fourth quarter of 2026, although the timing could extend into 2027.
McFall v. Canadian Real Estate Association, et al., Federal Court, Canada, Court File No. T-119-24 is a putative class action, filed on January 18, 2024, in which plaintiff alleges that Coldwell Banker Canada, amongst other brokers, franchisors, Regional Real Estate Boards and the Canadian Real Estate Board conspired to fix the price of buyer brokerage services in violation of civil and criminal statutes. On March 14, 2024, the court entered an order functionally staying the matter pending further order of the court. The Company believes the court will reexamine this order upon conclusion of the appeal in a previously filed matter involving similar allegations but different parties.
Other Antitrust Litigation
Homie Technology v. National Association of Realtors, et al., No. 2:24CV00616 (D. Utah) (“Homie”), filed on August 22, 2024, names the National Association of Realtors, Anywhere, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of the rules of the National Association of Realtors governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. Anywhere’s motion to dismiss was granted and the action was dismissed with prejudice by the court on July 15, 2025. Homie filed a notice of appeal of the dismissal on August 7, 2025.
Telephone Consumer Protection Act Litigation
In Bumpus, et al. v. Realogy Holdings Corp., et al., No. 3:19-cv-03309 (N.D. Cal.) (“Bumpus”), filed on June 11, 2019, plaintiffs allege that real estate professionals affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo Dialing Solutions, LLC and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class. In January 2025, Anywhere entered into a settlement of the case pursuant to which it will pay $20 million ($19 million remaining), subject to final approval by the court, which was granted on March 18, 2026. The remaining payment of $19 million is expected to be made in the second quarter of 2026.
During the three months ended March 31, 2026, the Company recognized an expense of $7 million within General and administrative expense in the condensed consolidated statements of operations in connection with the Antitrust Lawsuits.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of March 31, 2026 and December 31, 2025, the Company was contingently liable for $51 million and $31 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. The escrow and trust deposits totaled approximately $1.2 billion and $300 million as of March 31, 2026 and December 31, 2025, respectively. In connection with the Anywhere Merger, the escrow and trust deposits increased by approximately $670 million in the first quarter of 2026. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

12.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares with a $0.00001 par value per share. As of March 31, 2026 and December 31, 2025, there are no shares of the Company’s preferred stock issued and outstanding.

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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	736,047,054	736,047,054
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	746,169,487	746,169,487

	December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	553,356,990	553,356,990
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	563,479,423	563,479,423
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

13.    Stock-Based Compensation
2021 Equity Incentive Plan
Effective January 1, 2026, the number of shares of Class A common stock available for future grants was increased by an additional 28.2 million shares as a result of the annual increase provision allowed under 2021 Equity Incentive Plan, as amended (the "2021 Plan").
In connection with the Anywhere Merger, the Realogy Holdings Corp. Amended and Restated 2012 Long-Term Incentive Plan (the “Former Anywhere Plan”), the Anywhere Real Estate Inc. Third Amended and Restated 2018 Long-Term Incentive Plan (the “Anywhere Plan”) and the Realogy Holdings Corp. Non-Plan Inducement Stock Option Agreement (the “Inducement Stock Option Agreement”), as well as certain equity awards that were granted and outstanding under the Former Anywhere Plan, the Anywhere Plan and Inducement Stock Option Agreement were assumed by the Company and converted into equity awards in respect of 14.2 million shares of Class A common stock. In addition, 9.8 million shares remaining available for future issuance under the Anywhere Plan were assumed by the Company and added to the number of shares of the Class A common stock available for issuance under 2021 Plan (the “Added Shares”). During the period from January 9, 2026 and March 31, 2026, certain of these Added Shares were issued, and 7.3 million of the Added Shares remain available for issuance as of March 31, 2026.
As of March 31, 2026, there were 80.1 million shares available for future grants under the 2021 Plan, inclusive of the remaining Added Shares.
2021 Employee Stock Purchase Plan
Effective January 1, 2026, the authorized shares increased by 5.5 million shares as a result of the annual increase provision allowed under the 2021 Employee Stock Purchase Plan (the "ESPP"). As of March 31, 2026, 22.8 million shares of Class A common stock remain available for grant under the ESPP. During the three months ended March 31, 2026, the Company issued 0.2 million shares of Class A common stock under the ESPP.
Stock Options
A summary of stock option activity is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	28,559,349	$6.31	3.6	$130
Replacement awards assumed in connection with the Anywhere Merger	1,875,225	14.84
Exercised	(2,365,462)	4.63
Forfeited	(193,854)	12.19
Balance as of March 31, 2026	27,875,258	$6.98	3.4	$39
Exercisable and vested at March 31, 2026	27,634,541	$6.99	3.4	$39
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $7.31 and $10.57 as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026 and 2025, the intrinsic value of options exercised was $18 million and $10 million, respectively.
Restricted Stock Units
A summary of RSU activity is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	48,620,509	$7.06
Granted	11,703,818	8.77
Replacement awards assumed in connection with the Anywhere Merger	12,355,843	12.26
Vested and converted to common stock (1)	(20,690,851)	9.99
Forfeited	(2,682,653)	6.78
Balance as of March 31, 2026	49,306,666	$7.56
(1)During the three months ended March 31, 2026, the Company net settled certain of the RSUs that vested and converted to common stock through which it withheld an aggregate of 6.4 million shares of Class A common stock to satisfy $77 million of tax withholding obligations on behalf of the Company’s employees.

Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Commissions and other related expenses	$1	$—
Sales and marketing	5	7
Operations and support	10	5
Technology and development	19	13
General and administrative	12	6
Anywhere merger transaction and integration expenses	61	—
Total stock-based compensation expense	$108	$31
As of March 31, 2026, unrecognized stock-based compensation expense totaled $309 million and is expected to be recognized over a weighted-average period of 3.3 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.

14.    Income Taxes

The Company recognized $401 million of income tax benefit for the three months ended March 31, 2026. The benefit primarily resulted from the establishment of deferred tax liabilities created through the Anywhere Merger that can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. The Company recognized a $3 million income tax benefit for the three months ended March 31, 2025.

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

15.    Net Income (Loss) Per Share Attributable to Compass, Inc.
The Company computes net income (loss) per share under the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the net income (loss) per share attributable to Compass, Inc. will be the same for Class A common stock, Class B common stock, and Class C common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$22	$(51)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic	734,351,106	550,146,367
Net income (loss) per share attributable to Compass, Inc., basic	$0.03	$(0.09)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$22	$(51)
Add: Interest expense on the 0.25% Convertible Senior Notes	2	—
Net income used in computing diluted net income per share of common stock	$24	$(51)
Denominator:
Number of shares used in basic calculation	734,351,106	550,146,367
Weighted-average effect of dilutive securities:
Stock options	11,084,439	—
RSUs	20,205,140	—
Employee Stock Purchase Plan	56,317	—
Shares issuable upon conversion of the 0.25% Convertible Senior Notes due 2031	57,696,620	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to Compass, Inc., diluted	823,393,622	550,146,367
Net income (loss) per share attributable to Compass, Inc., diluted	$0.03	$(0.09)

The Company applies the if-converted method to determine the dilutive effect of its 0.25% Convertible Senior Notes (see Note 10 — "Debt"). Under this method, after-tax interest expense associated with the Convertible Notes is added back to net income in the numerator, and the shares issuable upon assumed conversion are included in the denominator, provided the effect is dilutive.

For the three months ended March 31, 2026, application of the if-converted method resulted in diluted earnings per share lower than basic earnings per share. Accordingly, the 0.25% Convertible Senior Notes are reflected in the diluted earnings per share calculation presented above.

In connection with the issuance of the 0.25% Convertible Senior Notes, the Company entered into capped call transactions intended to reduce potential dilution to the Company's Class A common stock upon conversion. The capped call transactions are not reflected in diluted earnings per share because their effect would be anti-dilutive, even though they are expected to reduce actual share dilution upon conversion.

The following participating securities were excluded from the computation of diluted net income (loss) per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	3,118,818	31,641,906
Outstanding RSUs	1,947,002	43,830,055
Shares subject to the Employee Stock Purchase Plan	—	260,047
Unvested common stock	—	72,434
Incremental common stock to be issued in connection with the CIRE Share Consideration (1)	—	158,890
Total	5,065,820	75,963,332
(1)For the three months ended March 31, 2025, this amount represents the incremental number of shares that would have been issuable to certain sellers in connection with the CIRE Merger were the CIRE Share Consideration to have been finalized as of the end of that period.

16.    Restructuring Activities
Beginning in 2022, the Company enacted certain workforce reductions, terminated certain of its operating leases and took actions to reduce its occupancy costs, the most significant being the scaling down of its New York administrative office. The workforce reductions were part of a broader plan by the Company to take meaningful actions to improve the alignment between the Company’s organizational structure and its long-term business strategy, drive cost efficiencies enabled by the Company’s technology and other competitive advantages and continue to drive toward profitability and continued positive free cash flow. In addition, Anywhere has ongoing restructuring plans related to pre-merger strategic transformation and operational efficiency initiatives.

The Company continued its cost reduction initiatives, in periods beyond 2022, during the three months ended March 31, 2026 and 2025, and the related expenses have been presented within the Restructuring costs in the condensed consolidated statements of operations as applicable. The following table summarizes the total costs incurred in connection with the aforementioned restructuring activities during the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Severance related personnel costs	$1	$5
Lease termination costs	5	4
Total restructuring costs	$6	$9

The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities, inclusive of those assumed from Anywhere, for lease termination costs as of March 31, 2026 (in millions):

Payment Due by Period
Remaining 2026	$18
2027	19
2028	15
2029	14
Thereafter	2
Total	$68

17.    Segment Information

The reportable segments presented represent those for which the Company maintains separate financial information regularly provided to and reviewed by its chief operating decision maker ("CODM") for performance assessment and resource allocation. The Company's CODM is the Company's Chief Executive Officer.
Effective January 9, 2026 with the Anywhere Merger, the Company realigned its operating segments in order to realign segments according to how the CODM will now allocate resources and assess performance. Each of the operating segments conducts distinct business activities from which it earns revenues and incurs expenses: the Brokerage segment generates revenues primarily from real estate commissions earned upon transaction close; the Franchise segment generates royalties and marketing fees primarily under long-term franchise agreements, including from the brands operating within the Brokerage segment. These intercompany revenues are eliminated in consolidation and are not reflected in the financial information presented below; the Integrated Services segment generates revenues from (i) title, escrow, settlement, and related services associated with real estate transactions and (ii) relocation services (provided by Cartus) to corporate and individual clients through service-based arrangements. The Integrated Services segment also provides mortgage services through its 49% owned joint ventures, OriginPoint and Guaranteed Rate Affinity. Based on these factors, the Company has combined certain of its operating segments, which consist of businesses that provide similar services and are operated in a similar manner, and operates in three reportable segments:

•Brokerage;
•Franchise; and
•Integrated Services, which includes title and escrow, relocation services (provided by Cartus), and mortgage services (provided by OriginPoint and Guaranteed Rate Affinity).

Substantially all long-lived assets and revenue are based in the United States.

The CODM evaluates segment performance based on Segment revenue and Segment Adjusted EBITDA (as defined below) using it to guide key operating decisions, including budget allocation across the significant expense categories included in operating expenses within the consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

Segment Adjusted EBITDA represents net income (loss) attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, benefit from income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, (iii) transaction and integration expenses associated with the Anywhere Merger, and (iv) other acquisition-related expenses.

Set forth in the tables below are Segment revenue and Segment Adjusted EBITDA and a reconciliation to Net income (loss) attributable to Compass for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31, 2026
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$2,467	$90	$147	$2,704

Less (1):
Commissions and other related expenses	2,007	—	—
Sales and marketing	79	7	6
Operations and support	224	31	127
Technology and development	8	6	2
General and administrative	3	—	3
Equity in income of unconsolidated entities	(1)	—	(4)
Segment Adjusted EBITDA	$147	$46	$13	$206

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(145)
Stock-based compensation				(47)
Depreciation and amortization				(163)
Restructuring costs				(6)
Anywhere merger transaction and integration expenses (3)				(183)
Litigation charge				(7)
Other acquisition-related expenses				(1)
Investment income				4
Interest expense				(37)
Income tax benefit				401
Net income attributable to Compass, Inc.				$22
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended March 31, 2026, these costs are reflected in the following line items within the condensed consolidated statements of operations: $5 million in Operations and support, $84 million in Technology and development, and $56 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — "Acquisitions" for more information.

	Three Months Ended March 31, 2025
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$1,328	$6	$22	$1,356

Less (1):
Commissions and other related expenses	1,105	—	—
Sales and marketing	49	1	1
Operations and support	106	2	19
Technology and development	3	1	1
General and administrative	2	—	—
Equity in income of unconsolidated entities	—	—	(1)
Segment Adjusted EBITDA	$63	$2	$2	$67

Reconciliation of Segment Adjusted EBITDA to Net loss attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(51)
Stock-based compensation				(31)
Depreciation and amortization				(29)
Restructuring costs				(9)
Investment income				1
Interest expense				(2)
Income tax benefit				3
Net loss attributable to Compass, Inc.				$(51)

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended March 31, 2025, these costs are reflected in the following line items within the condensed consolidated statements of operations: $32 million in Technology and development, and $19 million in General and administrative.

18.    Subsequent Events

On April 15, 2026, the Company entered into a multi-party transaction with a company (“NewCo”) that will indirectly own certain franchisees operating under the Sotheby’s International Realty brand to restructure financial obligations of the NewCo’s predecessor (the “Transaction”). As part of the Transaction, the Company agreed to become a 51% holder of NewCo’s common equity and enter into a 30-month installment payment plan pursuant to which certain outstanding indebtedness owed to the Company will be satisfied.

Additionally, on April 15, 2026, the Company and certain funds managed or advised by Angelo, Gordon & Co., L.P. or its affiliates (collectively, “TPG”), that are also parties to the Transaction, entered into an agreement (the “Put Agreement”) pursuant to which TPG will have the right but not the obligation (the “Put Right”) to require the Company to purchase 100% of NewCo’s senior preferred equity at a purchase price determined in accordance with a formula set forth in the Put Agreement. The Company has not yet completed the valuation analysis necessary to arrive at the estimate of the fair value of the Put Right, nor finalized certain other accounting related to the Transaction, and expects to complete this analysis in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in the 2025 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements”. You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
INTRODUCTION
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. The Company has been based in New York City since its incorporation.
On January 9, 2026, we completed the merger contemplated by the Agreement and Plan of Merger (the “Anywhere Merger Agreement”), by and among the Company, Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Pursuant to the terms of the Anywhere Merger Agreement, Merger Sub merged with and into Anywhere, with Anywhere surviving as our wholly owned subsidiary (the “Anywhere Merger”). See “— Recent Developments — Merger With Anywhere Real Estate Inc.” for additional information about the Anywhere Merger.

Prior to the Anywhere Merger, we were a leading tech-enabled real estate services company that included the largest residential real estate brokerage in the United States by sales volume, which primarily operated under the Compass brand in 39 states and Washington D.C., with approximately 37,000 real estate professionals at our owned-brokerages. We also provided integrated services to real estate professionals and their clients, including title, escrow, and mortgage.

Following the Anywhere Merger, we expanded our service area to include a presence in every major U.S. city and approximately 120 countries and territories, and we operate a portfolio of some of the most recognized and iconic brands, including @properties, Better Homes and Gardens Real Estate, Century 21, Christie’s International Real Estate, Coldwell Banker, Compass, Corcoran, ERA, and Sotheby’s International Realty. Following the Anywhere Merger, we served a global network of more than 340,000 real estate professionals in our owned-brokerage and franchise businesses.

The Company reports its operations in three business segments: Brokerage, Franchise and Integrated Services. We refer to independent sales agents at our owned-brokerage and at our franchises collectively as “real estate professionals.”

Brokerage

Following the Anywhere Merger, we operate our owned-brokerage business primarily under the @properties, Coldwell Banker, Compass, Corcoran, and Sotheby’s International Realty brands.

Our business model is directly aligned with the success of real estate professionals. Real estate professionals at our owned-brokerage business are independent contractors that associate their real estate license with us and choose to operate their businesses on our platform and/or utilize our technology offerings. We primarily generate revenue from our owned-brokerage business when we collect a share of the gross sales commissions that these real estate professionals earn from home sales and certain other fees, such as flat transaction commission fees. Gross sales commissions are typically based on a percentage of the home sale price.

Franchise

In January 2025, we acquired a company with the exclusive, worldwide right to operate, franchise and license the Christie’s International Real Estate brand. As a part of the Anywhere Merger, we also acquired a franchise portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens Real Estate, Century 21, Coldwell Banker, Coldwell Banker Commercial, Corcoran, ERA and Sotheby's International Realty. We attract independently operated brokerages that affiliate with us as franchisees or licensees under long-term franchise or license agreements. We generate revenue from our franchise business when we collect royalties from our independently owned and operated franchisees, which are based on a percentage of the franchisee’s gross sales commissions, as well as certain other fees, such as marketing and technology fees.

Integrated Services

We also provide non-brokerage services to real estate professionals and their clients, including title and escrow and, via minority-owned joint ventures, mortgage. The Anywhere Merger expanded these services and added additional services, including relocation, and title underwriting via a minority-owned joint venture. We refer to these services collectively as “Integrated Services.”

As part of the Anywhere Merger, we acquired Cartus, a provider of global relocation services. Cartus offers a broad range of world-class employee relocation services designed to manage all aspects of an employee’s move and allow our clients to outsource their entire relocation programs to us.

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

As part of the Christie’s International Real Estate acquisition, we acquired a proprietary multi-tenant technology platform that is offered to our franchisees operating under the Christie’s International Real Estate brand and their real estate professionals. Real estate professionals operating under historical Anywhere brands continue to utilize the technology-powered tools and services in place at the time of the Anywhere Merger.

Recent Developments

Merger With Anywhere Real Estate Inc.

On January 9, 2026, we completed our merger with Anywhere, acquiring all outstanding Anywhere common stock in a stock-for-stock transaction. Holders of Anywhere common stock received 1.436 shares of our Class A common stock for each Anywhere share, resulting in the issuance of 162.1 million shares. We also repaid $502 million of Anywhere's revolving credit facility at closing, as required under its change in control provisions, and issued replacement equity awards to Anywhere award holders.

During the three months ended March 31, 2026, we incurred $183 million of merger-related expenses, which included legal and investment banking fees, severance and other personnel costs, integration costs, and $61 million of stock-based compensation from the acceleration of converted Anywhere awards upon certain employee terminations. These amounts are reported within the Anywhere merger transaction and integration expenses line of the condensed consolidated statements of operations.

Convertible Notes

In anticipation with the Anywhere Merger, on January 9, 2026 we issued $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”) to Morgan Stanley & Co. LLC and certain other initial purchasers (collectively, the “Initial Purchasers”). The Convertible Notes will mature on April 15, 2031, unless earlier repurchased, converted or redeemed. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at our option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of Class A common stock. The net proceeds were used to repay the revolving credit facility of Anywhere and its subsidiaries, pay related fees, costs and expenses related to the Anywhere Merger and fund the net cost of entering into the Capped Call Transactions (as defined below).

Capped Call Transactions

Additionally, we entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is $23.68 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of the Class A common stock on January 7, 2026. We paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds we received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs.

Secured and Unsecured Notes

Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) and the 5.75% Senior Notes and 5.25% Senior Notes (together, the “Unsecured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company’s condensed consolidated financial statements for the period ended March 31, 2026.

For additional discussion of the impact of the Anywhere Merger and related financing transactions, including the Convertible Notes, the Capped Call Transactions and the Secured Notes and Unsecured Notes on our liquidity, see “—Liquidity and Capital Resources.”
Seasonality and Cyclicality
The residential real estate market is seasonal, which directly impacts our real estate professionals’ businesses. While individual markets may vary, transaction volume is typically highest in spring and summer, and then declines gradually in late fall and winter. We experience the most significant financial effect from this seasonality in the first and fourth quarters of each year, when our revenue is typically lower relative to the second and third quarters. The effect of this seasonality on our revenue has a larger effect on our results of operations as many of our operating expenses (excluding commissions) are somewhat fixed in nature and do not vary directly in line with our revenue. We believe that this seasonality has affected and will continue to affect our quarterly results.
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

RESULTS OF OPERATIONS

The following discussion presents our results of operations on both a consolidated basis and by reportable segment for the three months ended March 31, 2026 and 2025. Our results for the three months ended March 31, 2026 include the operations of the combined company following the Anywhere Merger, which closed on January 9, 2026. Results for the three months ended March 31, 2025 reflect the historical results of Compass, Inc. on a stand-alone basis.

Following the Anywhere Merger, the Company operates through three reportable segments: Brokerage, Franchise, and Integrated Services. These segments reflect the manner in which the Chief Operating Decision Maker ("CODM") reviews operating performance and allocates resources. Management's discussion of segment operating performance in this MD&A is based on the same segment structure and performance measures used by the CODM and disclosed in Note 17 — "Segment Information", to the condensed consolidated financial statements. Any changes to the Company's segment structure or the manner in which segment performance is evaluated would be reflected in both the segment footnote and MD&A.

The results below are presented on both a GAAP and non-GAAP basis, with reconciliations of non-GAAP measures to the most directly comparable GAAP measures provided where applicable.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	(in millions, except percentages)
Revenue	$2,704	100.0%	$1,356	100.0%
Operating expenses:
Commissions and other related expense (1)	2,008	74.3	1,105	81.5
Sales and marketing (1)	97	3.6	58	4.3
Operations and support (1)	398	14.7	132	9.7
Technology and development (1)	119	4.4	50	3.7
General and administrative (1)	81	3.0	27	2.0
Anywhere merger transaction and integration expenses (1)	183	6.8	—	—
Restructuring costs	6	0.2	9	0.7
Depreciation and amortization	163	6.0	29	2.1
Total operating expenses	3,055	113.0	1,410	104.0
Loss from operations	(351)	(13.0)	(54)	(4.0)
Investment income	4	0.1	1	0.1
Interest expense	(37)	(1.4)	(2)	(0.1)
Loss before income taxes and equity in income of unconsolidated entities	(384)	(14.2)	(55)	(4.1)
Income tax benefit	401	14.8	3	0.2
Equity in income of unconsolidated entities	5	0.2	1	0.1
Net income (loss)	22	0.8	(51)	(3.8)
Net loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to Compass, Inc.	$22	0.8%	$(51)	(3.8%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Commissions and other related expenses	$1	$—
Sales and marketing	5	7
Operations and support	10	5
Technology and development	19	13
General and administrative	12	6
Anywhere merger transaction and integration expenses	61	—
Total stock-based compensation expense	$108	$31
Comparison of the Three Months Ended March 31, 2026 and 2025

The following section provides analysis of our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. References to "stand-alone Compass" refer to our results excluding the impact of the Anywhere Merger. Additional discussion of financial metrics for the Company's reportable segments follows in the "- Segment Operating Performance" section.
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue	$2,704	$1,356	$1,348	99.4%

On a consolidated basis, revenue was $2.7 billion during the three months ended March 31, 2026, an increase of $1.3 billion, or 99.4%, compared to the prior-year period, of which $1.2 billion was attributable to the Anywhere Merger. The remaining increase of $148 million, or 10.9%, for the three months ended March 31, 2026 was primarily driven by an increase in the number of real estate professionals that joined our platform during 2025 and 2026, including those real estate professionals attributable to businesses acquired since January 2025.
Operating Expenses
Commissions and other related expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expenses	$2,008	$1,105	$903	81.7%
Percentage of revenue	74.3%	81.5%
On a consolidated basis, commissions and other related expenses was $2.0 billion for the three months ended March 31, 2026, an increase of $903 million, or 81.7%, compared to the prior-year period. Of this increase, $789 million related to the Anywhere Merger. Including the impact of the Anywhere Merger, commissions and other related expenses as a percentage of revenue decreased to 74.3% from 81.5% for the three months ended March 31, 2026 and 2025, respectively. This decrease is primarily attributable to Anywhere's franchise and integrated services businesses, which contributed $198 million of revenue and do not incur commissions and other related expense. Excluding the impact of Anywhere, commissions and other related expenses for stand-alone Compass as a percentage of revenue decreased to 81.1% from 81.5% for the three months ended March 31, 2026 and 2025, respectively, as a result of our other acquisitions completed in 2025, which operated with more favorable average agent splits.

Sales and marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$97	$58	$39	67.2%
Percentage of revenue	3.6%	4.3%
On a consolidated basis, sales and marketing expense was $97 million during the three months ended March 31, 2026, an increase of $39 million, or 67.2%, compared to the prior-year period, of which $45 million is related to the Anywhere Merger.
Excluding the impact of the Anywhere Merger, sales and marketing expense was $52 million for the three months ended March 31, 2026, a decrease of $6 million, or 10.3%, year-over-year. Sales and marketing expense for stand-alone Compass included stock-based compensation of $5 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. Excluding stock-based compensation, sales and marketing expense for stand-alone Compass was $47 million and $51 million for the three months ended March 31, 2026 and 2025, respectively, representing a 7.8% decrease and comprising 3.1% and 3.8% of revenue. The year-over-year decrease in absolute dollars was primarily driven by lower cash-based incentives and marketing expenses for our stand-alone Compass real estate professionals. The decrease as a percentage of revenue reflects both the aforementioned lower costs and higher revenue year-over-year.
Operations and support

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Operations and support	$398	$132	$266	201.5%
Percentage of revenue	14.7%	9.7%
On a consolidated basis, operations and support expense was $398 million during the three months ended March 31, 2026, an increase of $266 million, or 202%, compared to the prior-year period, of which $250 million is related to the Anywhere Merger.
Excluding the impact of the Anywhere Merger, operations and support expense was $148 million for the three months ended March 31, 2026, an increase of $16 million, or 12.1%, year-over-year. Operations and support expense for stand-alone Compass included stock-based compensation of $9 million and $5 million for the three months ended March 31, 2026 and 2025, respectively. Excluding stock-based compensation, operations and support expense for stand-alone Compass was $139 million and $127 million for the three months ended March 31, 2026 and 2025, respectively, representing a 9.4% increase and comprising 9.2% and 9.4% of revenue. The year-over-year increase in absolute dollars was primarily driven by higher personnel expenses resulting from increased headcount related to our 2025 acquisitions. As a percentage of revenue, operations and support expense for the stand-alone Compass business remained relatively flat year-over-year.
Technology and development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Technology and development	$119	$50	$69	138.0%
Percentage of revenue	4.4%	3.7%
On a consolidated basis, technology and development expense was $119 million during the three months ended March 31, 2026, an increase of $69 million, or 138%, compared to the prior-year period, of which $60 million is related to the Anywhere Merger.

Excluding the impact of the Anywhere Merger, technology and development expense was $59 million for the three months ended March 31, 2026, an increase of $9 million, or 18.0%, year-over-year. Technology and development expense for stand-alone Compass included stock-based compensation of $19 million and $13 million for the three months ended March 31, 2026 and 2025, respectively. Excluding stock-based compensation, technology and development expense for stand-alone Compass was $40 million and $37 million for the three months ended March 31, 2026 and 2025, respectively, representing a 8.1% increase and comprising 2.7% of revenue in both periods. The year-over-year increase in absolute dollars was primarily driven by higher personnel expenses from increased headcount as we continue to invest in our platform.
General and administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
General and administrative	$81	$27	$54	200.0%
Percentage of revenue	3.0%	2.0%
On a consolidated basis, general and administrative expense was $81 million during the three months ended March 31, 2026, an increase of $54 million, or 200%, compared to the prior-year period, of which $38 million is related to the Anywhere Merger.
Excluding the impact of the Anywhere Merger, general and administrative expense was $43 million for the three months ended March 31, 2026, an increase of $16 million, or 59.3%, year-over-year. General and administrative expense for the three months ended March 31, 2026 includes a $7 million legal charge in connection with the Antitrust Litigation (see Note 11 — "Commitments and Contingencies" to the condensed consolidated financial statements, for further information). General and administrative expense for stand-alone Compass also includes stock-based compensation of $11 million and $6 million for the three months ended March 31, 2026 and 2025, respectively. Excluding the legal charge and stock-based compensation, general and administrative expense for stand-alone Compass was $25 million and $21 million for the three months ended March 31, 2026 and 2025, respectively, and comprised 1.7% and 1.5% of revenue. The year-over-year increase in absolute dollars and as a percentage of revenue for stand-alone Compass general and administrative expense was immaterial.
Anywhere merger transaction and integration expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Anywhere merger transaction and integration expenses	$183	$—	$183	100.0%
Percentage of revenue	6.8%	—%
Anywhere merger transaction and integration expenses during the three months ended March 31, 2026 represents transaction and integration costs incurred in connection with the Anywhere Merger. These costs were comprised of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. In addition, we incurred $61 million in stock-based compensation expense related to the acceleration of certain Anywhere equity awards that were converted to Company equity awards in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees.

Restructuring costs

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$6	$9	$(3)	(33.3%)
Percentage of revenue	0.2%	0.7%
Restructuring costs were $6 million and $9 million during the three months ended March 31, 2026 and 2025, respectively. These costs primarily consisted of lease termination costs and other related costs pertaining to restructuring programs initiated prior to the Anywhere Merger.
Depreciation and amortization

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$163	$29	$134	462.1%
Percentage of revenue	6.0%	2.1%
Depreciation and amortization expense increased $134 million, or 462%, for the three months ended March 31, 2026 compared to the prior-year period. The year-over-year increase was primarily attributable to the Anywhere Merger, with the acquired Anywhere businesses contributing $137 million of depreciation and amortization expense, of which $113 million related to acquired intangible assets.

Investment income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Investment income	$4	$1	$3	300.0%
Investment income increased during the three months ended March 31, 2026 primarily as a result of an increase in our average short-term interest-bearing investments as compared to the three months ended March 31, 2025.
Interest expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Interest expense	$37	$2	$35	1750.0%
Interest expense was $37 million for the three months ended March 31, 2026, an increase of $35 million year-over-year. The increase was primarily attributable to the Anywhere Merger, with assumed debt contributing $35 million of interest expense during the current period.

Income tax benefit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$401	$3	$398	13,266.7%

For the three months ended March 31, 2026, Income tax benefit increased by $398 million when compared to the three months ended March 31, 2025. The benefit during the three months ended March 31, 2026 resulted from the establishment of deferred tax liabilities for the recognition of intangible assets created through the Anywhere Merger that are non-deductible for tax purposes.
Equity in income of unconsolidated entities

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Equity in income of unconsolidated entities	$5	$1	$4	400.0%
During the three months ended March 31, 2026, Equity in income of unconsolidated entities was income of $5 million compared to $1 million in the prior year period. The year-over-year increase was primarily attributable to our mortgage rate joint ventures.

Adjusted EBITDA and Adjusted EBITDA margin

The following section provides analysis of Adjusted EBITDA and Adjusted EBITDA margin on a consolidated basis for the three months ended March 31, 2026 and 2025. References to "stand-alone Compass" refer to our consolidated results excluding the impact of the Anywhere Merger. Adjusted EBITDA is a non-GAAP financial measure that represents Net income (loss) attributable to Compass, Inc., adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, benefit from income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, (iii) transaction and integration expenses associated with the Anywhere Merger, and (iv) other acquisition-related expenses. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenue.

We use Adjusted EBITDA and Adjusted EBITDA margin, together with GAAP measures, as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors regarding our financial performance. We believe these measures are also useful to investors, analysts, and other interested parties because they provide a more consistent and comparable view of our operations across historical financial periods.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results reported under GAAP. Investors should consider these measures alongside other financial performance measures, including Net income (loss) attributable to Compass, Inc. and our other GAAP results. In the future, we may incur expenses similar to the adjustments reflected in these measures, and our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the items excluded from their calculation. These measures are not presented in accordance with GAAP, and the use of these terms varies from others in our industry.

The following table provides a reconciliation of Net income (loss) attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Compass, Inc.	$22	$(51)
Adjusted to exclude the following:
Depreciation and amortization	163	29
Investment income	(4)	(1)
Interest expense	37	2
Stock-based compensation	47	31
Income tax benefit	(401)	(3)
Anywhere merger transaction and integration expenses (1)	183	—
Restructuring costs	6	9
Other acquisition-related expenses (2)	1	—
Litigation charge (3)	7	—
Adjusted EBITDA	$61	$16
Net income (loss) attributable to Compass, Inc. margin	0.8%	(3.8)%
Adjusted EBITDA margin	2.3%	1.2%
(1)Represents transaction expenses incurred in connection with the closing of the Anywhere Merger and related integration activities. During the three months ended March 31, 2026, these expenses consist of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. Additional information regarding the Anywhere Merger is provided in Note 3 — “Acquisitions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration.
(3)Represents a charge of $7 million incurred during the three months ended March 31, 2026 in connection with the Antitrust Lawsuits. See Note 11 – “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Quarterly Report for more information.
Consolidated Adjusted EBITDA was $61 million and $16 million during the three months ended March 31, 2026 and 2025, respectively. The improvement in Adjusted EBITDA during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was partially driven by $21 million attributable to the acquisition of Anywhere. The remaining $24 million improvement was driven by a $148 million increase in stand-alone Compass revenue that outpaced the increase in operating expenses. The year-over-year increase in revenue was primarily attributable to the growth in productive real estate professionals on our platform.
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

	Three Months Ended March 31, 2026
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$97	$398	$119	$81
Adjusted to exclude the following:
Stock-based compensation	(5)	(10)	(19)	(12)
Litigation charge	—	—	—	(7)
Other acquisition-related expenses	—	(1)	—	—
Non-GAAP Basis	$92	$387	$100	$62

	Three Months Ended March 31, 2025
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$58	$132	$50	$27
Adjusted to exclude the following:
Stock-based compensation	(7)	(5)	(13)	(6)
Non-GAAP Basis	$51	$127	$37	$21

Segment Operating Performance
Effective January 9, 2026, in connection with the Anywhere Merger, the Company realigned its operating segments to reflect how the Chief Operating Decision Maker ("CODM") allocates resources and assesses performance. The Company now operates through three reportable segments: Brokerage; Franchise; and Integrated Services, which includes relocation services (provided by Cartus).

The CODM evaluates segment performance and allocates resources based on Segment Revenue and Segment Adjusted EBITDA, a non-GAAP measure. Segment Adjusted EBITDA represents net income (loss) attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, benefit from income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, and (iii) transaction and integration expenses associated with the Anywhere Merger. Segment Adjusted EBITDA margin is calculated by dividing Segment Adjusted EBITDA by segment revenue.

To reconcile total Segment Adjusted EBITDA to consolidated Adjusted EBITDA, unallocated corporate expenses are deducted from the sum of Segment Adjusted EBITDA for the three reportable segments, as presented in Note 17 — "Segment Information", to the condensed consolidated financial statements.

The segment information presented below reflects the same reportable segments and performance measures reviewed by the CODM and is consistent with the segment information disclosed in Note 17 — "Segment Information", to the condensed consolidated financial statements. The following table summarizes revenue, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin by segment for the periods indicated, each of which is described below (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue:
Brokerage	$2,467	$1,328	$1,139	85.8%
Franchise	$90	$6	$84	1,400.0%
Integrated Services	$147	$22	$125	568.2%
Segment Adjusted EBITDA:
Brokerage	$147	$63	$84	133.3%
Franchise	$46	$2	$44	2,200.0%
Integrated Services	$13	$2	$11	550.0%
Segment Adjusted EBITDA margin:
Brokerage	6.0%	4.7%
Franchise	51.1%	33.3%
Integrated Services	8.8%	9.1%

Brokerage

Brokerage revenue increased $1.1 billion, or 85.8%, compared to the prior period, of which $1.0 billion was attributable to Anywhere. The remaining increase of $137 million, or 10.3%, was primarily driven by higher transaction count resulting from growth in the number of real estate professionals operating on Compass's platform year-over-year.

Brokerage Segment Adjusted EBITDA was $147 million for the three months ended March 31, 2026, representing an increase of $84 million, or 133.3%, compared to the prior-year period, of which $57 million is attributable to the Anywhere Merger. The remaining increase of $27 million, or 42.9%, was primarily driven by revenue growth outpacing the increase in operating costs. Segment Adjusted EBITDA margin increased to 6.0% from 4.7% year-over-year, reflecting the same dynamic.

Franchise

Franchise revenue and Segment Adjusted EBITDA increased $84 million and $44 million, respectively, compared to the prior-year period, substantially all of which was attributable to the Anywhere Merger. Stand-alone Compass had minimal franchise operations prior to the merger, and Anywhere's franchise business accounts for substantially all of the current-period results. Segment Adjusted EBITDA margin was 51.1% for the three months ended March 31, 2026, compared to 33.3% in the prior-year period, reflecting the margin profile of the combined Franchise segment following the merger.

Integrated Services

Integrated Services revenue and Segment Adjusted EBITDA increased $125 million and $11 million, respectively, compared to the prior-year period, substantially all of which was attributable to the Anywhere Merger. Stand-alone Compass had smaller integrated services operations prior to the merger. As a result, Anywhere's integrated services businesses account for substantially all of the current-period results. Segment Adjusted EBITDA margin was 8.8% for the three months ended March 31, 2026, compared to 9.1% in the prior-year period.

Unallocated Corporate Expenses

Unallocated corporate expenses consist of operating expenses that are not allocated to any of the three reportable segments. These expenses primarily relate to our centralized technology organization and corporate functions, including human resources, finance, legal, and our executive leadership.

For the three months ended March 31, 2026 and 2025, unallocated corporate expenses were $145 million and $51 million, respectively, representing a $94 million, or 184.3%, increase, of which $88 million of the increase was attributable to the Anywhere Merger.

For further details on how unallocated corporate expenses are classified within our statements of operations refer to Note 17 — "Segment Information" of the condensed consolidated financial statements.

KEY BUSINESS METRICS
The following key business metrics provide insight into the operating activity underlying the Company's financial results for the three months ended March 31, 2026 and 2025. These metrics reflect transaction volume, pricing trends, real estate professional and franchise activity, and title-related services associated with residential real estate transactions. Certain metrics are more relevant to specific reportable segments due to differences in operating models, and the discussion below is organized by reportable segment to reflect that context. These metrics are presented to explain operating trends and activity levels and are not intended to represent measures of segment financial performance.

Brokerage Metrics
The following table summarizes the Brokerage segment's key business metrics and non-GAAP financial measures for the periods indicated, each of which is described below:

	Three Months Ended March 31,
	2026	2025
Total Transactions	99,504	49,121
Gross Transaction Value (in billions)	$97.3	$52.4
Total Transactions
Total Transactions represents the sum of all transactions closed by our Brokerage segment during the period in which our real estate professional represented the buyer or seller in the purchase or sale of a home. A single transaction is counted twice when our real estate professionals represented both the buyer and the seller. This metric excludes rental transactions. We view Total Transactions as a key measure of the scale of our Brokerage platform, which drives our financial performance.
Total Transactions increased to 99,504 for the three months ended March 31, 2026, representing a 103% increase compared to the same period in the prior year. The year-over-year increase was primarily attributable to the Anywhere Merger which contributed 96% of the total increase. Excluding Anywhere, stand-alone Compass transactions grew 6% year-over-year, reflecting an increased presence of productive agents on the Compass platform driven largely by prior-year acquisitions.
Gross Transaction Value
Gross Transaction Value represents the sum of all closing sale prices for homes transacted by real estate professionals within our Brokerage segment during the period. The value of a single transaction is counted twice when our real estate professionals represented both the buyer and the seller. This metric excludes rental transactions. We view Gross Transaction Value as a key measure of the scale of our Brokerage platform and the success of our real estate professionals, both of which ultimately impact revenue.
Gross Transaction Value increased to $97.3 billion for the three months ended March 31, 2026, representing an 86% increase compared to the same period in the prior year. The year-over-year increase was primarily attributable to the Anywhere Merger which contributed 75% of the total increase. Excluding Anywhere, stand-alone Compass Gross Transaction Value grew 11% year-over-year, reflecting an increase in productive agents real estate professionals on the Compass platform driven largely by prior-year acquisitions and higher average sales price.

Franchise Metrics
The following table summarizes the Franchise segment's key business metrics and non-GAAP financial measures for the periods indicated, each of which is described below:

	Three Months Ended March 31,
	2026	2025
Total Transactions	137,347	6,117
Gross Transaction Value (in billions)	$76.9	$6.2
Net Royalty Per Transaction	$440	$660
Total Transactions
Total Transactions represents the sum of all transactions closed by franchisees within our Franchise segment during the period in which a franchisee real estate professional represented the buyer or seller in the purchase or sale of a home. A single transaction is counted twice when franchisee real estate professionals represented both the buyer and the seller. We view Total Transactions as a key measure of the scale of our Franchise segment, which drives our royalty revenue. This metric excludes any transactions from our international franchisees.

Total Transactions for the Franchise segment increased to 137,347 for the three months ended March 31, 2026, compared to 6,117 in the prior year period. The increase was driven almost entirely by the Anywhere Merger, as stand-alone Compass had minimal franchise operations beforehand.
Gross Transaction Value
Gross Transaction Value represents the sum of all closing sale prices for homes transacted by franchisee real estate professionals within our Franchise segment during the period. The value of a single transaction is counted twice when franchisee real estate professionals represented both the buyer and the seller. We view Gross Transaction Value as a key measure of the scale of our Franchise segment and the success of our franchisees, both of which ultimately impact royalty revenue. This metric excludes any transactions from our international franchisees.
Gross Transaction Value for the Franchise segment rose to $76.9 billion for the three months ended March 31, 2026, compared to $6.2 billion in the prior year period. The increase was driven almost entirely by the Anywhere Merger, as stand-alone Compass had minimal franchise operations beforehand.

Net Royalty Per Transaction
Net Royalty Per Transaction represents the average net royalty revenue earned by our Franchise segment per franchisee transaction side closed during the period. Net royalty revenue reflects gross royalty revenue earned under our franchise agreements, net of volume incentives and other contractual reductions paid or credited to franchisees. We view Net Royalty Per Transaction as an indicator of the economic value our Franchise segment generates from each franchisee transaction and the effectiveness of our franchise pricing and incentive structure. This metric excludes any activity from our international franchisees.
Net Royalty Per Transaction for our Franchise segment was $440 for the three months ended March 31, 2026, compared to $660 in the prior-year period. The year-over-year decrease in Net Royalty Per Transaction is primarily driven by the Anywhere Merger. The stand-alone Anywhere franchise business operates with franchisees that have a lower average price per transaction, which results in a lower royalty fee per transaction than the stand-alone Compass franchise business. Because stand-alone Compass had minimal franchise operations prior to the merger, the addition of Anywhere's franchise business reduced the combined company metric.

Integrated Services Metrics
The following table summarizes the Integrated Services segment's key business metrics for the periods indicated, each of which is described below:

	Three Months Ended March 31,
	2026	2025
Purchase title and escrow transactions	25,003	3,887
Refinancing title and escrow transactions	5,318	263
Average title and escrow revenue per transaction	$3,522	$5,360
Purchase Title and Escrow Transactions
Purchase Title and Escrow Transactions represents the number of title insurance policies and escrow settlements completed by our Integrated Services segment during the period in connection with home purchase transactions. We view Purchase Title and Escrow Transactions as an indicator of the scale of our title and escrow activity tied to residential home purchases and our ability to capture attach opportunities from real estate transactions.

Purchase Title and Escrow Transactions were 25,003 for the three months ended March 31, 2026, compared to 3,887 in the prior-year period. Substantially all of the year-over-year change is attributable to the Anywhere Merger, as stand-alone Compass's title and escrow operations were significantly smaller prior to the merger.
Refinancing Title and Escrow Transactions
Refinancing Title and Escrow Transactions represents the number of title insurance policies and escrow settlements completed by our Integrated Services segment during the period in connection with mortgage refinancing transactions. We view Refinancing Title and Escrow Transactions as an indicator of refinancing activity in the markets we serve, which is influenced by prevailing mortgage interest rates.
Refinancing Title and Escrow Transactions for our Integrated Services segment were 5,318 for the three months ended March 31, 2026, compared to 263 in the prior-year period. Substantially all of the year-over-year change is attributable to the Anywhere Merger, as stand-alone Compass operated a significantly smaller title and escrow business prior to the merger.
Average Title and Escrow Revenue Per Transaction
Average Title and Escrow Revenue Per Transaction represents the average revenue earned by our Integrated Services segment per title and escrow transaction completed during the period, calculated as title and escrow revenue divided by Total Title and Escrow Transactions. We view Average Title and Escrow Revenue Per Transaction as an indicator of the revenue mix and pricing of our title and escrow services.
Average Title and Escrow Revenue Per Transaction for our Integrated Services segment was $3,522 for the three months ended March 31, 2026, compared to $5,360 in the prior-year period. The stand-alone Anywhere title and escrow business operates in a geographic footprint that is nationwide resulting in a lower average price per transaction. The stand-alone Compass title and escrow business prior to the merger had a significant concentration in California resulting in a higher average price per transaction.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are cash flows from operations, the proceeds from the $1.0 billion aggregate principal amount of Convertible Notes issued in connection with the Anywhere Merger, and our Revolving Credit Facility. Proceeds from the Convertible Notes were used to repay in full approximately $500 million of outstanding borrowings under the Anywhere revolving credit facility (eliminating these variable-rate borrowings), pay merger-related fees and expenses, and fund the Capped Call transactions, which were entered into to reduce potential dilution to Class A common stock and/or offset potential cash payments upon conversion of the Convertible Notes.

Our primary uses of liquidity include working capital and day-to-day operations, continued investment in our technology offerings, market footprint expansion, and strategic initiatives designed to simplify the real estate transaction experience. Additionally, we expect to fund merger and integration-related expenses from our available liquidity.

Liquidity is also used to service debt. In connection with the Anywhere Merger, substantially all of Anywhere’s outstanding indebtedness was added to our balance sheet, resulting in a significant increase in the Company’s consolidated debt balance during the first quarter of 2026. Debt service payments will include interest payments on the Convertible Notes and on the aggregate principal amount outstanding of $2.1 billion of the fixed-rate Secured Notes and Unsecured Notes. The Secured Notes and Unsecured Notes bear a weighted-average interest rate of 6.95% and mature in 2029 and 2030, respectively.

These debt maturities in 2029, 2030 and 2031 totaling approximately $3.1 billion represent a long‑term liquidity consideration, which management will continue to evaluate as part of its capital planning. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.

As described under the header "TCPA Litigation" in Note 11 — "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report, our remaining payment of $19 million in settlement of the Bumpus case is expected to be made in the second quarter of 2026. Additionally, as described under the header "Real Estate Commission Buy-Side Antitrust Litigation" in Note 11, on February 23, 2026, we agreed to pay $10 million under the Anywhere Opt-In Settlement (and paid $1 million of this obligation in March 2026, following preliminary approval by the court) and in April 2026, we entered into the Compass Opt-In Settlement. Assuming final court approval of each of the Anywhere and Compass Opt-In Settlements, we currently expect to pay the remaining settlement amounts no earlier than the fourth quarter of 2026, although the timing could extend into 2027. Further, $54 million in remaining settlement payments under the Burnett, Moehrl and Nosalek cases described in Note 11 under the header "Real Estate Commission Sell-Side Antitrust Litigation" will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain, but which we currently expect will occur in 2026.

As of March 31, 2026, we had cash and cash equivalents of $484 million. We maintain a Revolving Credit Facility that is available to us, subject to compliance with a financial covenant and certain other covenants. As of March 31, 2026, the Company had $500 million of borrowing capacity, there were no outstanding borrowings, and $449 million was available, after giving effect to $51 million of letters of credit. As of March 31, 2026, we were in compliance with the financial covenant under the Revolving Credit Facility. See Note 10 — “Debt” to our consolidated financial statements included elsewhere in this Quarterly Report for additional information.

We believe that we will continue to meet our cash flow needs during the next twelve months through the sources outlined above. The issuance of the Convertible Notes provides additional liquidity to support seasonal working capital needs typically experienced in the first quarter, without reliance on our variable-rate Revolving Credit Facility.

For more information regarding our indebtedness as of March 31, 2026, including the Revolving Credit Facility, Convertible Notes, Capped Call Transactions, Secured Notes and Unsecured Notes, Concierge Facility and Apple Ridge Securitization, see Note 10 — "Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(157)	$23
Net cash used in investing activities	(356)	(165)
Net cash provided by financing activities	798	45
Net increase (decrease) in cash and cash equivalents	$285	$(97)
Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $157 million. The outflow was primarily due to Net income of $22 million adjusted for $127 million of non-cash income statement activity, primarily related to $402 million of a deferred income tax benefit partially offset by $163 million of depreciation and amortization and $108 million of stock-based compensation. In addition to the outflow driven by Net income adjusted for non-cash items, cash used in operations was further driven by outflows due to changes in operating assets and liabilities of $52 million. Included in these changes in operating assets and liabilities were cash payments related to Anywhere merger transaction and integration expenses as well as payments related to liabilities we assumed as part of the Anywhere Merger that became payable subsequent to the January 9, 2026 close date.

For the three months ended March 31, 2025, net cash provided by operating activities was $23 million. The inflow was primarily due to a $51 million Net loss adjusted for $56 million of non-cash charges and cash inflows due to changes in operating assets and liabilities of $18 million.

Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $356 million consisting of $345 million in payments to acquire Anywhere, net of cash acquired and $11 million of capital expenditures.
During the three months ended March 31, 2025, net cash used in investing activities was $165 million consisting of $161 million in payments for acquisitions, net of cash acquired and $4 million of capital expenditures.
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $798 million primarily consisting of $977 million in net proceeds from the issuance of the Convertible Notes partially offset by $97 million in cash payments to purchase the capped call transactions related to the Convertible Notes and $77 million in taxes paid related to the net share settlement of equity awards.
During the three months ended March 31, 2025, net cash provided by financing activities was $45 million primarily consisting of $50 million in proceeds from a drawdown on the Revolving Credit Facility, $6 million in proceeds from the exercise of stock options, $2 million in net proceeds from drawdowns and repayments on the Concierge Facility and $1 million in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, partially offset by $14 million in taxes paid related to the net share settlement of equity awards.

Contractual Obligations and Commitments

The following table summarizes the material changes to contractual obligations and commitments as of March 31, 2026 resulting from the addition of Anywhere as a result of the merger in January 2026 (amounts in millions):

	Payments Due by Period
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
9.75% Senior Secured Second Lien Notes	$500	$—	$—	$—	$—	$500	$—
7.00% Senior Secured Second Lien Notes	640	—	—	—	—	640	—
5.75% Senior Notes	559	—	—	—	559	—	—
5.25% Senior Notes	449	—	—	—	—	449	—
Interest payments on long-term debt	623	133	149	149	133	59	—
Apple Ridge Securitization	133	133	—	—	—	—	—
Leases (including imputed interest) (1)	381	74	99	72	53	29	54
Purchase obligations (2)	345	60	51	31	15	7	181
Total	$3,630	$400	$299	$252	$760	$1,684	$235
(1)The lease amounts included in the above table are not discounted and do not include variable costs.
(2)Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s through 2054. The annual minimum licensing fee is approximately $2 million. Purchase commitments also include a minimum licensing fee to be paid through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee is generally between $4 million and $5 million.

Excluding the impact of the contractual obligations and commitments assumed from Anywhere, the most significant change in our contractual obligations and commitments related to issuance of the Convertible Notes. Please refer to Note 10 - "Debt" included elsewhere in this quarterly report for further details.
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling approximately $1.2 billion and $300 million as of March 31, 2026 and December 31, 2025, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

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
There have been no material changes to our critical accounting policies and estimates disclosed in our 2025 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2025 Form 10-K, as well as Note 1 and Note 2 to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in interest rates.
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2026 were $484 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and we do not use derivative financial instruments to manage interest rate risk. Due to the short-term nature of these instruments, changes in interest rates would not have a material impact on their fair value.
We are also subject to interest rate exposure on our Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Revolving Credit Facility bears interest equal to SOFR plus a margin of 1.50%. As of March 31, 2026, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change in interest expense.
The Secured Notes, Unsecured Notes and Convertible Notes do not expose us to material interest rate risk because the interest rates are fixed. We also do not believe the Apple Ridge Securitization exposes us to material interest rate risk, as the variable rates earned on relocation receivables and advances are highly correlated with the rates incurred on the related borrowings, which largely offsets the exposure.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2026 includes the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries.

In January 2026, we completed our acquisition of Anywhere Real Estate Inc. and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of March 31, 2026 did not include the internal control over financial reporting specific to Anywhere Real Estate Inc. and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding intangible assets, net and goodwill, Anywhere Real Estate Inc. and its consolidated subsidiaries represented approximately 18% of our consolidated assets as of March 31, 2026 and approximately 44% of our consolidated revenue for the three months ended March 31, 2026.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information relating to legal proceedings contained in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report is incorporated herein by this reference.

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the information appearing in Part I, Item 1A, Risk Factors in our 2025 Form 10-K. There have been no material changes to the risk factors set forth in our 2025 Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From January 1, 2026 through May 8, 2026, we offered, sold and issued the following unregistered securities:
(1) As previously disclosed in the Annual Report on Form 10-K for the period ended on December 31, 2025, on January 15, 2026, we issued 3,724,147 shares of our Class A common stock as an original consideration for a prior acquisition.
(2) On February 18, 2026, we issued 236,486 shares of our Class A common stock as consideration for advisory services provided in connection with the issuance and sale of the Convertible Notes.
(3) On March 31, 2026, we issued 891 shares of our Class A common stock as earnout consideration for a prior acquisition.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) Adoption of Revised Severance and Change in Control Benefits for Executive Officers.
After completing a peer group benchmarking review and upon recommendation of the independent compensation consultant, Semler Brossy Consulting Group, LLC, on May 8, 2026, the Board of Directors (the “Board”) with respect to the Chief Executive Officer (“CEO”), and the Compensation Committee (the “Committee”) of the Board with respect to the non-CEO executive officers, approved certain changes to the existing severance and change in control benefits. Under the new arrangements, the named executive officers are entitled to receive the following benefits:
•Upon a termination of employment other than for cause or with good reason other than in connection with a change in control transaction: (i) cash severance in an amount equal to one-times salary (two-times for the CEO) and one-times target bonus; (ii) a prorated bonus payment for the fiscal year in which termination occurs; (iii) a lump sum payment equal to the premiums for continued medical benefits for 12 months (18 months for the CEO); and (iv) prorated acceleration of outstanding time-based equity awards (all time-based equity awards for the CEO) and a prorated share of any performance-based equity awards unless otherwise provided in the applicable equity award agreement.
•Upon a termination of employment other than for cause or with good reason in connection with a change in control transaction: (i) cash severance in an amount equal to one-and-a-half times salary and target bonus (two-times salary and target bonus for the CEO); (ii) a prorated bonus payment for the fiscal year in which termination occurs; (iii) a lump sum payment equal to the premiums for continued medical benefits for 18 months (24 months for the CEO); and (iv) acceleration of all equity awards.
•Upon death or disability: (i) a prorated bonus payment for the fiscal year in which termination occurs; (ii) acceleration of all equity awards; and (iii) for the CEO, continued payment of his base salary for 12 months.
The foregoing description of the severance and change in control benefits with respect to non-CEO executive officers is qualified in its entirety by the revised form of Severance and Change in Control Agreement filed as Exhibit 10.9 to this Quarterly Report and incorporated by reference herein.
(b) Rule 10b5-1 Trading Arrangements.
On March 3, 2026, Robert Reffkin, Founder and Chief Executive Officer, and Ruth Reffkin Family Trust, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,411,111 shares of the Company's common stock at various limit prices. The trading arrangement is set to end on February 26, 2027.
On March 2, 2026, Pamela Thomas-Graham, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 106,171 shares of the Company's common stock at various limit prices. This arrangement replaces and reduces the remaining share authorization under a prior Rule 10b5-1 plan adopted on May 10, 2024, effectively decreasing the total number of shares authorized for sale by 88,551. The trading arrangement is set to end on May 31, 2027.

ITEM 6. EXHIBITS
Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of January 9, 2026, by and among Compass, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the 0.25% Convertible Senior Notes due 2031 (the “0.25% Convertible Senior Notes Indenture”).	8-K	001-40291	4.1	1/09/26

4.2	Form of 0.25% Convertible Senior Notes due 2031 (included in the 0.25% Convertible Senior Notes Indenture).	8-K	001-40291	4.1	1/09/26

4.3	Supplemental Indenture No. 4, dated as of January 9, 2026, to the 5.75% Senior Note Indenture.	10-K	001-40291	4.7	2/27/26

4.4	Supplemental Indenture No. 2, dated as of January 9, 2026, to the 5.25% Senior Note Indenture.	10-K	001-40291	4.13	2/27/26

4.5	Supplemental Indenture No. 1, dated as of January 9, 2026, to the 7.000% Second Lien Secured Notes due 2030.	10-K	001-40291	4.17	2/27/26

4.6	Supplemental Indenture No. 1, dated as of January 9, 2026, to the 9.750% Secured Second Lien Notes due 2030.	10-K	001-40291	4.20	2/27/26

4.7	Supplemental Indenture No. 1, dated as of April 29, 2026, to the 0.25% Convertible Senior Notes Indenture.					X

10.1+	Amendment to 2021 Equity Incentive Plan of Compass, Inc.	S-8	333-292639	10.2	1/09/26

10.2	Form of Base Capped Call Confirmation.	8-K	001-40291	10.1	1/09/26

10.3	Form of Additional Capped Call Confirmation.	8-K	001-40291	10.2	1/09/26

10.4
Amendment No. 1 dated April 30, 2026 to the Revolving Credit and Guaranty Agreement by and among Compass, Inc., the Obligors party thereto, Morgan Stanley Senior Funding, Inc., the Lenders, and Issuing Banks party thereto, dated as of November 17, 2025.
						X
10.5	Amendment No. 2 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Compass Concierge, LLC, and Barclays Bank PLC and the lenders party thereto, dated as of August 1, 2025.	10-Q	001-40291	10.2	8/04/25

10.6
Amendment No. 3 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Compass Concierge, LLC, and Barclays Bank PLC and the lenders party thereto, dated as of April 24, 2026.
						X

10.7	Put Agreement dated April 15, 2026.	8-K	001-40291	10.1	4/15/2026

10.8+	Amendment No. 1 to Separation Agreement with Brad Serwin dated January 4, 2026 (certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)).					X

10.9+	Form of Severance and Change in Control Agreement between Compass, Inc. and non-CEO executive officers (Revised May 2026).					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.10	Performance Guaranty dated as of January 8, 2026, by Compass, Inc. in favor of Cartus Financial Corporation and Apple Ridge Funding LLC.					X

10.11
Note Purchase Agreement, dated as of December 14, 2011 (the “Note Purchase Agreement”), among Apple Ridge Funding LLC, Cartus Corporation, as Servicer, the financial institutions and commercial paper conduits party thereto and the Administrative Agent, relating to the Series 2011-1 Secured Variable Funding Notes.
X

10.12	Series 2011-1 Indenture Supplement, dated as of December 16, 2011, by and between Apple Ridge Funding LLC and U.S. Bank National Association.					X

10.13
7th Omnibus Amendment, dated as of December 14, 2011, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Corporation, U.S. Bank National Association, Crédit Agricole Corporate and Investment Bank and the other managing agents party thereto (the "Eighth Omnibus Amendment"), which amends and conforms the Purchase Agreement, Receivables Purchase Agreement, Master Indenture and Transfer and Serving Agreement (together with the Series 2011-1 Indenture Supplement and Note Purchase Agreement, the "Apple Ridge Documents").
X

10.14	8th Omnibus Amendment to the Apple Ridge Documents dated as of September 11, 2013.					X

10.15	9th Omnibus Amendment to the Apple Ridge Documents dated as of June 11, 2015.					X

10.16	Amendment to the Note Purchase Agreement dated as of June 1, 2016.					X

10.17	10th Omnibus Amendment to the Apple Ridge Documents dated as of June 9, 2017.					X

10.18	11th Omnibus Amendment to the Apple Ridge Documents dated as of June 8, 2018.					X

10.19	12th Omnibus Amendment to the Apple Ridge Documents dated as of June 7, 2019.					X

10.20	13th Omnibus Amendment to the Apple Ridge Documents dated as of December 6, 2019.					X

10.21	14th Omnibus Amendment to the Apple Ridge Documents dated as of June 4, 2020.					X

10.22	15th Omnibus Amendment to the Apple Ridge Documents dated as of August 5, 2020.					X

10.23	16th Omnibus Amendment to the Apple Ridge Documents dated as of June 4, 2021.					X

10.24	17th Omnibus Amendment to the Apple Ridge Documents dated as of June 3, 2022.					X

10.25	18th Omnibus Amendment to the Apple Ridge Documents dated as of June 2, 2023.					X

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.26	19th Omnibus Amendment to the Apple Ridge Documents dated as of May 31, 2024.					X

10.27	20th Omnibus Amendment to the Apple Ridge Documents dated as of May 30, 2025.					X

10.28	21st Omnibus Amendment to the Apple Ridge Documents dated as of January 6, 2026.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

COMPASS, INC.

Date: May 8, 2026	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Scott Wahlers
Scott Wahlers
Chief Financial Officer
(Principal Financial Officer)
i