Form 10-Q
period 2026-06-30
Compass, Inc.
filed 2026-08-06
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 757,522,197 shares of the registrant’s common stock outstanding.

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
•The impact of the accounting method for the Company’s 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”) on our reported financial results;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$694	$199
Accounts receivable, net of allowance of $16 and $4, respectively	239	57
Relocation receivables	214	—
Other current assets	238	61
Total current assets	1,385	317
Property and equipment, net	222	114
Operating lease right-of-use assets	690	381
Intangible assets, net	2,972	193
Goodwill	2,558	479
Other non-current assets	505	56
Total assets	$8,332	$1,540
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101	$12
Commissions payable	246	95
Accrued expenses and other current liabilities	583	138
Current lease liabilities	182	99
Securitization obligations	191	23
Total current liabilities	1,303	367
Long-term debt	3,140	—
Non-current lease liabilities	596	354
Deferred income taxes	160	—
Other non-current liabilities	146	32
Total liabilities	5,345	753
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at June 30, 2026 and December 31, 2025; 753,281,560 shares issued and outstanding at June 30, 2026; 563,479,423 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,597	3,513
Accumulated deficit	(2,617)	(2,731)
Accumulated other comprehensive loss	(1)	—
Total Compass, Inc. stockholders’ equity	2,979	782
Non-controlling interest	8	5
Total stockholders’ equity	2,987	787
Total liabilities and stockholders’ equity	$8,332	$1,540
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4,306	$2,060	$7,010	$3,416
Operating expenses:
Commissions and other related expenses	3,254	1,686	5,262	2,791
Sales and marketing	108	61	205	119
Operations and support	429	145	827	277
Technology and development	109	63	228	113
General and administrative	93	34	174	61
Anywhere merger transaction and integration expenses	34	—	217	—
Restructuring costs	2	3	8	12
Depreciation and amortization	153	29	316	58
Total operating expenses	4,182	2,021	7,237	3,431
Income (loss) from operations	124	39	(227)	(15)
Investment income	4	1	8	2
Interest expense	(41)	(3)	(78)	(5)
Income (loss) before income taxes and equity in income of unconsolidated entities	87	37	(297)	(18)
Income tax (expense) benefit	(5)	—	396	3
Equity in income of unconsolidated entities	10	2	15	3
Net income (loss)	92	39	114	(12)
Net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to Compass, Inc.	$92	$39	$114	$(12)
Net income (loss) per share attributable to Compass, Inc., basic	$0.12	$0.07	$0.15	$(0.02)
Net income (loss) per share attributable to Compass, Inc., diluted	$0.11	$0.07	$0.14	$(0.02)
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic	758,064,181	560,307,749	746,273,149	555,255,128
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., diluted	842,377,292	591,370,687	832,950,962	555,255,128
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$92	$39	$114	$(12)
Other comprehensive income, net of tax:
Currency translation adjustment	—	—	(1)	—
Other comprehensive income, before tax	—	—	(1)	—
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	—	—	(1)	—
Comprehensive income (loss)	92	39	113	(12)
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Compass, Inc.	$92	$39	$113	$(12)
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended June 30, 2026:
Balances at March 31, 2026	746,169,487	$—	$5,530	$(2,709)	$(1)	$2,820	$8	$2,828
Net income	—	—	—	92	—	92	—	92
Conversion of legacy Anywhere cash awards	—	—	20	—		20	—	20
Issuance of common stock upon exercise of stock options	1,112,099	—	6	—	—	6	—	6
Issuance of common stock upon settlement of RSUs, net of taxes withheld	5,763,488	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	42	—	—	42	—	42
Other	236,486	—	1	—	—	1	—	1
Balances at June 30, 2026	753,281,560	$—	$5,597	$(2,617)	$(1)	$2,979	$8	$2,987
For the three months ended June 30, 2025:
Balances at March 31, 2025	518,694,601	$—	$3,359	$(2,723)	$—	$636	$3	$639
Net income	—	—	—	39	—	39	—	39
Issuance of common stock in connection with acquisitions	398,939	—	3	—	—	3	—	3
Issuance of common stock upon exercise of stock options	351,844	—	1	—	—	1	—	1
Issuance of common stock upon settlement of RSUs, net of taxes withheld	3,861,051	—	(15)	—	—	(15)	—	(15)
Stock-based compensation	—	—	56	—	—	56	—	56
Capital contributions from non-controlling interest	—	—	—	—	—	—	3	3
Balances at June 30, 2025	523,306,435	$—	$3,404	$(2,684)	$—	$720	$6	$726
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the six months ended June 30, 2026:
Balances at December 31, 2025	563,479,423	$—	$3,513	$(2,731)	$—	$782	$5	$787
Net income	—	—	—	114	—	114	—	114
Shares issued for Christie's International Real Estate acquisition	3,724,147	—	—	—	—	—	—	—
Anywhere Merger consideration and replacement awards (1)	162,071,915	—	2,067	—	—	2,067	—	2,067
Conversion of legacy Anywhere cash awards	—	—	20	—	—	20	—	20
Purchase of capped call for convertible notes	—	—	(97)	—	—	(97)	—	(97)
Issuance of common stock upon exercise of stock options	3,477,561	—	17	—	—	17	—	17
Issuance of common stock upon settlement of RSUs, net of taxes withheld	20,057,269	—	(79)	—	—	(79)	—	(79)
Issuance of common stock under the Employee Stock Purchase Plan	234,759	—	2	—	—	2	—	2
Stock-based compensation	—	—	151	—	—	151	—	151
Other	236,486	—	3	—	(1)	2	3	5
Balances at June 30, 2026	753,281,560	$—	$5,597	$(2,617)	$(1)	$2,979	$8	$2,987
For the six months ended June 30, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,082	$(2,672)	$—	$410	$3	$413
Net loss	—	—	—	(12)	—	(12)	—	(12)
Share Consideration to be issued in connection with the acquisition of Christie's International Real Estate	—	—	250	—	—	250	—	250
Issuance of common stock in connection with acquisitions	398,939	—	3	—	—	3	—	3
Issuance of common stock upon exercise of stock options	2,118,930	—	7	—	—	7	—	7
Issuance of common stock upon settlement of RSUs, net of taxes withheld	7,327,455	—	(29)	—	—	(29)	—	(29)
Issuance of common stock under the Employee Stock Purchase Plan	318,003	—	1	—	—	1	—	1
Stock-based compensation	—	—	90	—	—	90	—	90
Capital contribution from non-controlling interest	—	—	—	—	—	—	3	3
Balances at June 30, 2025	523,306,435	$—	$3,404	$(2,684)	$—	$720	$6	$726
(1)Represents activity in connection with the Anywhere Merger, consisting of (i) a $1,987 million increase to Additional paid-in capital representing the fair value of 162.1 million shares of common stock issued as merger consideration and (ii) an $80 million increase to Additional paid-in capital representing the fair value of replacement employee equity awards attributable to pre-combination services. See Note 3 — “Acquisitions” for further information.
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$114	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	316	58
Stock-based compensation	149	86
Deferred income taxes	(401)	(4)
Equity in income of unconsolidated entities	(15)	(3)
Bad debt expense	10	1
Change in acquisition-related contingent consideration	2	(2)
Amortization of debt issuance costs, premiums, and discounts	1	1
Changes in operating assets and liabilities:
Accounts receivable	(69)	(34)
Relocation receivables	(58)	(14)
Other current and non-current assets	3	—
Operating lease right-of-use assets and operating lease liabilities	(8)	(6)
Accounts payable	1	1
Commissions payable	115	65
Accrued expenses and other liabilities	(126)	(41)
Net cash provided by operating activities	34	96
Investing Activities
Investment in unconsolidated entities	—	(2)
Capital expenditures	(22)	(9)
Payments for acquisitions, net of cash acquired	(345)	(171)
Other investing activities	1	—
Net cash used in investing activities	(366)	(182)
Financing Activities
Proceeds from stock option exercises and Employee Stock Purchase Plan issuances	19	8
Taxes paid related to net share settlement of equity awards	(79)	(29)
Net change in Securitization obligations	25	8
Proceeds from issuance of convertible notes, net of issuance costs	977	—
Purchase of capped call for convertible notes	(97)	—
Proceeds from drawdowns on Revolving Credit Facility	—	70
Repayments of drawdowns on Revolving Credit Facility	—	(20)
Payments for financing leases	(3)	—
Other	(14)	2
Net cash provided by financing activities	828	39
Net increase (decrease) in cash and cash equivalents	496	(47)
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	199	224
Cash and cash equivalents at end of period	$694	$177
Supplemental disclosures of cash flow information:
Cash paid for interest	$82	$4
Supplemental non-cash information:
Issuance of common stock for acquisitions	$1,987	$253
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Business and Basis of Presentation
Description of the Business
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc.

On January 9, 2026, the Company completed its acquisition of Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), pursuant to the Agreement and Plan of Merger, dated as of September 22, 2025 (“Anywhere Merger Agreement”) by and among the Company, Anywhere, and Velocity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Anywhere Merger Agreement, Merger Sub merged with and into Anywhere, with Anywhere surviving the merger as a wholly owned subsidiary of the Company (“Anywhere Merger”). Refer to Note 3 — “Acquisitions” for more details.

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

Effective January 9, 2026 with the Anywhere Merger, the Company changed its operating segments and reports its operations in the following three business segments: Brokerage, Franchise, and Integrated Services. See Note 17 — “Segment Information” for more details.
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
Certain prior period amounts for 2025 have been reclassified on the condensed consolidated balance sheet and condensed consolidated statements of operations to conform to the current period presentation. On the condensed consolidated balance sheet, Concierge receivables are now presented within Other current assets, as the balance is not material to the combined company. On the condensed consolidated statements of operations, for the three and six months ended June 30, 2025, the

Company reclassified $35 million and $69 million, respectively, of occupancy expenses from its brokerage and integrated services businesses out of Sales and marketing and into Operations and support. The purpose of these reclassifications was to consolidate occupancy and franchise license royalty expenses into a single line item following the Anywhere Merger. None of these reclassifications affected previously reported net loss, total revenue, or total operating expenses, and they have been applied to all prior periods presented.
Separately, the Company renamed “Research and development” to “Technology and development” on the statements of operations. This is a presentational change only, with no reclassification of prior period amounts.
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
On a limited basis, the Company has issued restricted stock units (“RSUs”) that contain service, performance and market-based vesting conditions. Such awards were valued using a Monte Carlo simulation and the underlying expense will be recognized as the associated vesting conditions are met.
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

The aggregate consideration (“Anywhere Purchase Consideration”) payable pursuant to the Anywhere Merger Agreement consisted of (i) $502 million for the repayment of the outstanding balance of Anywhere’s revolving credit facility, which contained a change in control provision and was required to be repaid upon the closing of the Anywhere Merger (the “Anywhere Cash Consideration”); (ii) the Anywhere Share Consideration; and (iii) the fair value of replacement awards of the Company granted to Anywhere award holders attributable to pre-combination vesting (the “Replacement of Equity Awards”).

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

The following table summarizes the preliminary allocation of consideration transferred to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Amount
Cash and cash equivalents	$157
Accounts receivable	121
Relocation receivables	157
Other current assets	163
Property and equipment	142
Operating lease right-of-use assets	314
Intangible assets	3,035
Goodwill	2,079
Other non-current assets	431
Total assets	6,599
Accounts payable	(89)
Accrued expenses and other current liabilities (1)	(594)
Commissions payable	(36)
Current lease liabilities	(79)
Securitization obligations - current	(143)
Non-current lease liabilities	(256)
Other non-current liabilities (1)	(103)
Long-term debt (2)	(2,166)
Deferred income taxes	(561)
Total liabilities	(4,027)
Non-controlling interest	(3)
Net assets	$2,569
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
(2)Refer to Note 10 — “Debt” for details of the long-term debt acquired as part of the transaction.

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

Anywhere Merger Transaction and Integration Expenses

In connection with the Anywhere Merger, the Company incurred approximately $34 million and $217 million in merger and integration costs during the three and six months ended June 30, 2026, respectively. These costs consisted of legal, investment banking, and other transaction-related costs, as well as severance and other personnel-related costs, all of which were expensed as incurred. Included in these amounts is $3 million and $64 million, respectively, in stock-based compensation for the three and six months ended June 30, 2026, primarily related to the acceleration of certain Anywhere awards that were converted to equity awards of the Company in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees. All such expenses are presented within the Anywhere merger transaction and integration expenses line of the condensed consolidated statements of operations.

The following table summarizes the total costs incurred in connection with the Anywhere Merger during the three and six months ended June 30, 2026 (in millions):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Legal, investment banking and other transaction-related expenses	$3	$43
Severance-related personnel costs (1)	13	75
Stock-based compensation expense	3	64
Integration-related costs	15	35
Total Anywhere merger transaction and integration expenses	$34	$217
(1)As of June 30, 2026, the Company had $33 million of unpaid severance costs related to the Anywhere Merger recorded within Accrued and other current liabilities on its condensed consolidated balance sheet. The Company expects to recognize an additional $7 million of severance and retention charges related to previously actioned role eliminations over the remainder of the year ending December 31, 2026, reflecting certain employees' remaining required service periods.

The Company incurred $18 million of additional transaction-related expenses during the second half of 2025.

Pro Forma Information

The results of the Anywhere Merger have been included in the Company’s consolidated financial statements from the acquisition date onward. The first column in the table below reflects the acquired entity's actual results post-acquisition, while the second, third, and fourth columns present the Company’s pro forma results as if the acquisition had occurred on January 1, 2025 (in millions):

	Actuals	Pro Forma
	January 9, 2026 through June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue	$3,058	$3,767	$7,063	$6,344
Net (loss) income	(296)	(150)	69	(230)

The pro forma information depicted does not purport to represent what the actual results of operations of the Company would have been had the acquisition actually occurred on the date indicated, nor does it purport to predict the results of operations for future periods. The unaudited pro forma results include adjustments for one-time debt extinguishment costs, compensation expense for accelerated awards, additional amortization of acquired finite-lived intangible assets, and the related tax effects assuming the Anywhere Merger occurred on January 1, 2025.
Christie’s International Real Estate
On January 13, 2025, the Company closed its acquisition of At World Properties Holdings, LLC, known as @properties Christie’s International Real Estate (“Christie’s International Real Estate” or “CIRE”) (the “CIRE Merger”). The Company entered into this transaction to expand its existing brokerage and integrated services businesses in key domestic markets and to establish a presence in the high-margin franchise sector through the Christie’s International Real Estate brand.
The total consideration transferred was $403 million, which included $153 million in cash and $250 million in Company Class A common stock (the “CIRE Share Consideration”) based on its fair value at the acquisition date. In January 2026, the CIRE Share Consideration was finalized and the Company delivered 3.7 million shares and will deliver an additional total of 6.8 million shares in two equal installments in January 2027, and 2028 to certain sellers. These shares are incremental to 28.4 million shares that were issued as CIRE Share Consideration during the year ended December 31, 2025.
Refer to the Company's 2025 Form 10-K for a discussion of the allocation of purchase price, accounting policies and valuation methodologies applied to the intangible assets acquired in the CIRE Merger.
Of the total Goodwill recorded for this acquisition, $211 million is deductible for tax purposes.
Other Acquisition-Related Arrangements
In connection with the Company’s past acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and real estate professionals providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. For the three and six months ended June 30, 2026, the Company recognized expense of $1 million and $2 million within Operations and support in the condensed consolidated statements of operations related to these arrangements. There were no similar expenses during the three and six months ended June 30, 2025.

4.    Revenue Recognition
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the revenue accounting standard. The Company's revenue disaggregated by major revenue categories and by reportable segment is presented in the table below (in millions):

	Three Months Ended June 30,
	Brokerage		Franchise		Integrated Services		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Gross commission income (1)	$3,947	$2,008	$—	$—	$—	$—	$3,947	$2,008
Service revenue (2)	—	—	—	—	205	39	205	39
Franchise fees (3)	—	—	119	8	—	—	119	8
Other (4)	13	5	16	—	6	—	35	5
Total revenue	$3,960	$2,013	$135	$8	$211	$39	$4,306	$2,060

	Six Months Ended June 30,
	Brokerage		Franchise		Integrated Services		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Gross commission income (1)	$6,400	$3,331	$—	$—	$—	$—	$6,400	$3,331
Service revenue (2)	—	—	—	—	348	61	348	61
Franchise fees (3)	—	—	193	13	—	—	193	13
Other (4)	27	10	32	1	10	—	69	11
Total revenue	$6,427	$3,341	$225	$14	$358	$61	$7,010	$3,416
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
International Franchisees
The Company utilizes a direct franchising model and master franchise model outside of the U.S. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee (“ADF”) and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from the Company’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.
In connection with the Anywhere Merger, the Company assumed $47 million of deferred revenue liabilities related to the acquired franchise business, primarily consisting of the ADFs that are recognized as franchise revenue over a 25-year period. During the six months ended June 30, 2026, the Company recognized $49 million in additional deferred revenue offset by $43 million of revenue recognized from various sources including brand marketing fees. The outstanding balance for deferred revenue was $53 million as of June 30, 2026 related to the Anywhere franchise business.
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
In April 2026, the Company entered into a multi-party transaction with a company (the “Parent”) that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands to restructure financial obligations of the Parent's predecessor (the “Transaction”). As part of the Transaction, the Company became a 51% holder of Parent's common equity and entered into a 30-month installment payment plan pursuant to which certain outstanding indebtedness owed to the Company will be satisfied.
Because certain substantive rights held by other shareholders party to the Transaction limit the Company's ability to direct Parent's most significant activities, the Company does not control Parent and accounts for its investment under the equity method. As of June 30, 2026, the carrying value of the equity method investment was $23 million.
Additionally, the Company and certain funds managed or advised by Angelo, Gordon & Co., L.P. or its affiliates (collectively, “TPG”) entered into an agreement (the “Put Agreement”) under which TPG has the right, but not the obligation (the “Put Right”), to require the Company to purchase 100% of Parent's senior preferred equity at a price determined by a formula set forth in the Put Agreement. The Company recorded the Put Right as a liability at fair value, which was $22 million as of June 30, 2026 (the “Put Right liability”). Refer to Note 6 — “Fair Value of Financial Assets and Liabilities,” for further information on determination of the Put Right's fair value.
As of June 30, 2026, the Company had various equity method investments totaling $217 million recorded on the Other non-current assets line on the accompanying condensed consolidated balance sheet. Although the Company holds certain governance rights in these unconsolidated entities, it lacks controlling financial interests in these investments.
The Company's equity method investment balances at June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026	December 31, 2025
Mortgage joint ventures (1)	$83	$14
Title insurance underwriter joint venture (2)	68	—
Brokerage equity method investments (3)	57	—
Other equity method investments (4)	9	3
Total equity method investments	$217	$17
(1)Represents the Company's equity method investments in OriginPoint, LLC and Guaranteed Rate Affinity, each of which is a 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. The Guaranteed Rate Affinity investment was acquired in connection with the Anywhere Merger. Both investments are held within the Integrated Services segment and originate and market mortgage lending services to the Company's owned-brokerage as well as other real estate brokerage companies across the country.
(2)Represents the Company's 22% equity interest in the title insurance underwriter joint venture, acquired in connection with the Anywhere Merger, and held within the Integrated Services segment.
(3)Includes the Company's various other equity method investments held within the Brokerage segment. These investments include the Company's 50% owned interest in an unconsolidated joint venture with Sotheby's, as well as the Company's 51% common equity interest in a company that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands.
(4)Includes the Company's various other equity method investments held within the Integrated Services segment.

The Company recorded equity in income from its equity method investments as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage joint ventures	$9	$—	$13	$1
Title insurance underwriter joint venture	(1)	—	(2)	—
Brokerage equity method investments	1	—	2	—
Other equity method investments	1	2	2	2
Equity in income of unconsolidated entities	$10	$2	$15	$3

6.    Fair Value of Financial Assets and Liabilities
Level 1 Financial Instruments
The Company’s cash and cash equivalents of $694 million and $199 million as of June 30, 2026 and December 31, 2025, respectively, are held in cash and money market funds, which are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets. These are the Company’s only Level 1 financial instruments.
Level 2 Financial Instruments
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, as of June 30, 2026 (in millions). These are the Company’s only Level 2 financial instruments.

	June 30, 2026
	Principal Amount	Estimated Fair Value (1)
9.75% Senior Secured Second Lien Notes	$500	$537
7.00% Senior Secured Second Lien Notes	640	644
5.75% Senior Notes	559	555
5.25% Senior Notes	449	433
0.25% Convertible Senior Notes	1,000	1,083
(1)The fair value of the Company's indebtedness is categorized as Level 2.
Level 3 Financial Instruments
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements and a Put Right liability.
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
The Put Right liability relates to the Company's investment in an entity that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands. The related transaction, including the Put Agreement, was entered into during the three months ended June 30, 2026, at which time the Put Right liability was initially recorded at $22 million. The fair value of this liability was determined using a lattice-based option pricing model, based on significant unobservable inputs, including estimated future cash flows of the investment and discount rates. Refer to Note 5 — “Equity Method Investments,” for further information on the related transaction.
The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities or the Put Right liability given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2026 or in future periods. Changes in the fair value of Level 3 contingent consideration liabilities are included within Operations and support expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, there were no material changes in the fair value of the Put Right liability.

A reconciliation of the opening balances to closing balances of the Company's Level 3 financial liabilities is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Opening balance	$33	$36	$31	$31
Acquisitions	—	—	1	4
Issuance of the Put Right liability	22	—	22	—
Payments	(3)	(3)	(3)	(3)
Changes in fair value included in net income (loss)	1	(2)	2	(1)
Closing balance	$53	$31	$53	$31
The Company’s contingent consideration liabilities were $31 million as of June 30, 2026 and December 31, 2025. The Company's Put Right liability was $22 million as of June 30, 2026. Balances of Level 3 financial liabilities as of June 30, 2026 and December 31, 2025 were presented within the condensed consolidated balance sheets as follows (in millions):

	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities	$8	$7
Other non-current liabilities	45	24
Total Level 3 financial instruments	$53	$31
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
7.    Leases
The components of lease costs for operating leases, inclusive of leases assumed as a part of the Anywhere Merger, for the three and six months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	54	$27	105	$54
Short-term lease costs	4	—	9	1
Sublease income	—	(1)	(2)	(3)
Variable lease costs	12	10	31	19
Total	$70	$36	$143	$71
The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the consolidated financial statements.
For the three months ended June 30, 2026 and 2025, the Company recognized costs related to operating leases, net of sublease income, of $68 million and $35 million, respectively, in Operations and support and $2 million and $1 million, respectively, in General and administrative in the consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized costs related to operating leases, net of sublease income, of $139 million and $69 million, respectively, in Operations and support and $4 million and $2 million, respectively, in General and administrative in the consolidated statements of operations.
In connection with the Anywhere Merger, the Company acquired finance lease assets which represent equipment leases which primarily consist of furniture, computers and other office equipment. During the three and six months ended June 30, 2026, the Company recognized $6 million and $8 million, respectively, of expense related to its finance lease assets.

Supplemental balance sheet information related to the Company's leases was as follows (in millions):

Lease Type	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$690	$381
Finance lease assets	Property and equipment, net	7	—
Total lease assets, net		$697	$381
Liabilities:
Current:
Operating lease liabilities	Current lease liabilities	$178	$99
Finance lease liabilities	Current lease liabilities	4	—
Non-current:
Operating lease liabilities	Non-current lease liabilities	594	354
Finance lease liabilities	Non-current lease liabilities	2	—
Total lease liabilities		$778	$453

The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.8	5.1
Finance leases	2.0	0.0
Weighted average discount rate:
Operating leases	6.3%	6.1%
Finance leases	5.5%	—%
Future undiscounted lease payments for the Company’s operating and finance lease liabilities are as follows as of June 30, 2026 (in millions):

	Operating Leases	Finance Leases	Total
Remaining 2026	$107	$2	$109
2027	222	3	225
2028	183	1	184
2029	148	—	148
2030	97	—	97
Thereafter	147	—	147
Total future lease payments	904	6	910
Less: imputed interest	132	—	132
Present value of lease liabilities	$772	$6	$778

Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118	$65
Financing cash flows from finance leases	3	—

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$84	$41
Finance leases	1	—

As of June 30, 2026, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $40 million payable through 2038, which have been excluded from above.

8.    Goodwill and Intangible Assets
Goodwill
In connection with the Anywhere Merger, the Company realigned its results to three reportable segments: Brokerage, Franchise, and Integrated Services. Refer to Note 17 — “Segment Information” for further information on the Company’s reportable segments. As a result of the change in segments, in accordance with ASC 350, Intangibles-Goodwill and Other, the Company reallocated goodwill of $479 million using a relative fair value approach on January 9, 2026 (the “Reorganization Date”).
Prior to the segment realignment, the Company performed a goodwill impairment assessment and determined that no impairment existed, as the fair value of the single reporting unit exceeded its carrying amount. In connection with the realignment, goodwill was reallocated to the newly identified reporting units using a relative fair value approach, which was determined by estimating fair value based on Segment Adjusted EBITDA multiples (see Note 17 — “Segment Information” for more information). Under this approach, the Company assigned goodwill based on the proportion of each reporting unit’s fair value relative to the total fair value of the original reporting unit immediately prior to the reorganization.
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
In connection with the Anywhere Merger, the Company also allocated the acquired goodwill to the reporting units. During the three months ended June 30, 2026, the Company continued to refine its purchase accounting for the Anywhere Merger, as permitted under the measurement period provided by ASC 805, Business Combinations. This included the refinement of how the acquired goodwill from the Anywhere Merger was allocated to the Company's reportable segments.

Changes in the carrying amount of Goodwill by reportable segment were as follows (in millions):

	Brokerage	Franchise	Integrated Services	Total
Reallocation of goodwill at the Reorganization Date	$438	$11	$30	$479
Goodwill acquired in Anywhere Merger	1,102	893	73	2,068
Measurement period adjustments	438	(385)	(42)	11
Balance at June 30, 2026	$1,978	$519	$61	$2,558

Intangible Assets
The following table summarizes the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	June 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise agreements	6-7 years	$1,152	$(86)	$1,066	6.5
Customer relationships	3-9 years	1,275	(275)	1,000	4.6
Acquired technology	2-5 years	230	(49)	181	4.1
Trademarks	2-9 years	39	(22)	17	3.1
Indefinite-lived intangible assets:
Trademarks		649	—	649
Title plants		59	—	59
Total		$3,404	$(432)	$2,972

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise agreements	6 years	$42	$(7)	$35	5.0
Customer relationships	3-9 years	285	(164)	121	4.7
Acquired technology	2-5 years	35	(19)	16	1.0
Trademarks	2-9 years	39	(18)	21	3.3
Total		$401	$(208)	$193

Amortization expense for the three and six months ended June 30, 2026 and 2025 was $127 million and $256 million, respectively, and $18 million and $36 million, respectively.

Estimated future amortization expense for finite-lived intangible assets as of June 30, 2026 is as follows (in millions):

Total
Remaining 2026	$230
2027	439
2028	424
2029	414
2030	411
Thereafter	346
Total	$2,264

9.    Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets consisted of (in millions):

	June 30, 2026	December 31, 2025
Prepaid contracts and other prepaid expenses	$89	$16
Prepaid agent incentives	46	9
Concierge receivables	42	25
Franchise incentives	32	1
Other	29	10
Total other current assets	$238	$61

Accrued expenses and other current liabilities consisted of (in millions):

	June 30, 2026	December 31, 2025
Accrued payroll and related employee costs	$169	$65
Accrued litigation settlements	69	—
Accrued interest	42	—
Accrued merger-related severance costs	33	—
Accrued expenses	134	40
Other	136	33
Total accrued expenses and other current liabilities	$583	$138

10.    Debt
The Company's indebtedness consists of a financing facility, two securitization facilities, and outstanding secured, unsecured, and convertible senior notes, each described below. The Company was in compliance with all related covenants under these borrowing arrangements as of June 30, 2026. The following table summarizes these borrowing arrangements as of June 30, 2026 (in millions, except interest rates and expiration dates):

	Interest Rate	Expiration Date	Principal Amount	Unamortized Fair Value Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)		November 2030	$—	*	$—

Long-term Debt:
9.75% Senior Secured Second Lien Notes	9.75%	April 2030	$500	$(39)	$539
7.00% Senior Secured Second Lien Notes	7.00%	April 2030	640	(4)	644
5.75% Senior Notes	5.75%	January 2029	559	9	550
5.25% Senior Notes	5.25%	April 2030	449	18	431
0.25% Convertible Senior Notes	0.25%	April 2031	1,000	24	976
Total Long-term debt			$3,148	$8	$3,140

Securitization Obligations: (2)
Concierge Facility		January 2028	$26	*	$26
Apple Ridge Securitization		May 2027	165	*	165
Total Securitization obligations			$191		$191

*The debt issuance costs related to the Revolving Credit Facility and Securitization Obligations are classified as deferred financing assets within Other non-current assets in the condensed consolidated balance sheet. Unamortized debt issuance costs are amortized within Interest expense in the condensed consolidated statements of operations.
(1)See below under the header “Revolving Credit Facility” for additional information.
(2)See below under the header “Securitization Obligations” for additional information.
Maturities Table
As of June 30, 2026, the combined aggregate amount of future maturities for long-term debt are as follows (in millions):

Amount
Remaining 2026	$—
2027	—
2028	—
2029	559
2030	1,589
2031 and thereafter	1,000
Total future maturities	$3,148
Revolving Credit Facility
In November 2025, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent and a syndicate of other lenders. Under the Revolving Credit Facility, the Company obtained revolving commitments from lenders in an initial amount of $250 million. The lenders’ commitments under the Revolving Credit Facility automatically increased by $250 million to an aggregate amount of $500 million upon the completion of the Anywhere Merger. The Revolving Credit Facility also included a letter of credit sublimit of $100 million which automatically increased to $170 million upon the completion of the Anywhere Merger. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and are secured by a first priority security interest in substantially all of the assets of the Company and the Company’s subsidiary guarantors, subject to customary exceptions.
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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the commitments in whole or in part, under the Revolving Credit Facility without premium or penalty. As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled $48 million. As of June 30, 2026, the Company had $452 million available to be drawn under its Revolving Credit Facility.
The Revolving Credit Facility contains customary representations, warranties, affirmative covenants, and negative covenants. The negative covenants restrict the Company’s and its restricted subsidiaries’ ability to, among other things, incur liens and indebtedness, make certain investments, declare and pay dividends, dispose of, transfer or sell assets, make stock repurchases, and consummate certain other matters, all subject to certain exceptions. The financial covenant under the Revolving Credit Facility requires that following the consummation of the Anywhere Merger, the Company maintains a Total Net Leverage Ratio level of no greater than 5.00 to 1.00, stepping down to 4.50 to 1.00 on December 31, 2027 and 4.25 to 1.00 on December 31, 2028 with no requirement to maintain a minimum Liquidity level or a minimum
Consolidated Total Revenue level.
Senior Secured Second Lien Notes
Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company’s condensed consolidated financial statements. The Secured Notes mature on April 15, 2030 and bear interest payable semiannually in arrears on April 15 and October 15 of each year. As of June 30, 2026, the principal outstanding under 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes were $500 million and $640 million, respectively.
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
The indentures governing the Secured Notes contain various negative covenants that limit the Company and its restricted subsidiaries’ ability, among other things, to incur or guarantee additional indebtedness, issue disqualified stock or preferred stock, pay dividends or make distributions to their stockholders, repurchase or redeem capital stock, make investments or acquisitions, incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments, enter into transactions with affiliates, create liens, merge or consolidate with other companies or transfer all or substantially all of their assets, transfer or sell assets, including capital stock of subsidiaries and prepay, redeem or repurchase debt that is subordinated in right of payment to the Secured Notes, all subject to certain exceptions.
Senior Unsecured Notes
Following the Anywhere Merger, the 5.75% Senior Notes and 5.25% Senior Notes (together, the “Unsecured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company's condensed consolidated financial statements. The 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on January 15 and July 15. The 5.25% Senior Notes mature on April 15, 2030 with interest on such notes payable each year semiannually on April 15 and October 15. As of June 30, 2026, the principal outstanding under 5.75% Senior Notes and the 5.25% Senior Notes were $559 million and $449 million, respectively.
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
The indentures governing the Unsecured Notes contain various negative covenants that limit the Company and its restricted subsidiaries’ ability, among other things, to incur or guarantee additional indebtedness, issue disqualified stock or preferred stock, pay dividends or make distributions to their stockholders, repurchase or redeem capital stock, make investments or acquisitions, incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments, enter into transactions with affiliates, create liens, merge or consolidate with other companies or transfer all or substantially all of their assets, transfer or sell assets, including capital stock of subsidiaries and prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes, all subject to certain exceptions.
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
Additionally, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock on January 7, 2026, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. The Company paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs. The Capped Call Transactions are equity-classified, are not remeasured each reporting period, and are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheet.

Securitization Obligations
Concierge Facility
In July 2020, the Company entered into a Revolving Credit and Security Agreement (as amended, amended and restated, modified or supplemented from time to time, the “Concierge Facility”) with Barclays Bank PLC, as administrative agent, and the several lenders party thereto. The Concierge Facility provides for a $75 million revolving credit facility and is solely used to finance a portion of the Company’s Compass Concierge Program. The Concierge Facility is secured primarily by the Concierge receivables and cash of the Compass Concierge Program.
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50% if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31, 2027. The interest rate on the drawn down balance of the Concierge Facility was 6.45% as of June 30, 2026. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
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
Apple Ridge Funding LLC
The Company, through certain subsidiaries, including certain consolidated special purpose entities, maintains a relocation securitization program (the “Apple Ridge Securitization”) to securitize relocation receivables and related assets. Borrowings under the Apple Ridge facility currently bear interest, depending on the lender, at either the CP Rate (which represents the variable cost of commercial paper issued by the lenders to fund the facility) or SOFR plus a margin of 0.1%. Additionally, a program fee of 1.80% and an unused fee of 0.90% are incurred. The one year renewal fee is 0.15%. The securitization obligations represent floating rate debt for which the interest rate on the drawn down balance of the Apple Ridge facility was 5.92% as of June 30, 2026.
In May 2026, the Company amended and extended the existing Apple Ridge Securitization program through May 28, 2027 in the amount of $180 million. The securitization program includes a seasonal increase provision which allows for a temporary increase to $200 million of borrowing capacity from May 29, 2026 to October 15, 2026 only, at which time it reverts back to $180 million of borrowing capacity for the remainder of the term.
As of June 30, 2026, the Company had $200 million of borrowing capacity under the Apple Ridge Securitization program with $165 million being utilized, leaving $35 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Assets under the Apple Ridge Securitization program are generated from advancing funds on behalf of clients of the Company's relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay the Company’s general obligations. Under the Apple Ridge Securitization program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.

Certain of the funds that the Company receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $218 million of underlying relocation receivables and other related relocation assets at June 30, 2026. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company's securitization obligations are classified as current in the accompanying condensed consolidated balance sheets. As a result of the Anywhere Merger, the Company acquired $8 million of restricted cash, which serves as part of the collateral for the securitization obligations described above and is included in Other current assets on the condensed consolidated balance sheet. As of June 30, 2026, restricted cash related to these collateralized assets totaled $7 million. Changes in restricted cash during the period are reflected in operating activities on the condensed consolidated statements of cash flows.
Interest incurred in connection with borrowings under the facility amounted to $2 million and $4 million for the three and six months ended June 30, 2026, respectively. This interest is recorded within Revenue in the accompanying condensed consolidated statements of operations as related borrowings are utilized to fund the Company's relocation operations where interest is generally earned on such assets.
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
On March 21, 2024, the Company entered into a settlement agreement to resolve Gibson on a nationwide basis (the “Compass Settlement”). The Compass Settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company, including all of its subsidiary company-owned brokerages and franchise-affiliated brokerages, and their affiliated agents (collectively, the “Claims”) and releases them from the Claims. Under the Compass Settlement, the Company agreed to pay $58 million and make certain changes to its business practices. The Company’s motion for final approval of the Compass Settlement was granted on October 31, 2024. The final approval ruling was appealed by certain class members that objected to the Compass Settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced above, and the Batton II matter referenced below. The appeal was heard on January 14, 2026 and the parties await a decision by the court. The Grace, Fierro, Whaley, March, and Friedman cases are stayed pending the appeal of the final approval of the Compass Settlement. No further amounts are due under the Compass Settlement.

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
Real Estate Commission Buy-Side Antitrust Litigation
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, et al. v. The National Association of Realtors, et al., No. 1:21-CV-00430 (N.D. Ill.) (“Batton I”), which names Anywhere, was filed on January 25, 2021, in which the plaintiffs take issue with certain policies of the National Association of Realtors, including those related to buyer-broker compensation at issue in the Moehrl, Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining the National Association of Realtors from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The final approval of the Anywhere Settlement has limited the size of the Batton I case because the settling plaintiffs are releasing claims of the type alleged in Batton I. As noted above, the named plaintiffs in the Batton I case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement. On November 13, 2025, the court struck the class certification motion filed by the Batton I plaintiffs and stayed all class certification proceedings pending resolution of the appeal of the Anywhere Settlement (though fact discovery would continue). As described in the next paragraph, developments in a separate, related buy‑side action, Tuccori v. At World Properties, et al., have implications for resolution of the claims asserted against Anywhere in Batton I.
Tuccori v. At World Properties, et al., (N.D. Ill.), No. 1:24-CV-00150 (“Tuccori”), is a case that consolidated several purported class actions filed by home buyers. On October 15, 2025, the court in Tuccori granted preliminary approval of a nationwide settlement entered by several real estate brokerages related to the home buyer claims (“Tuccori Settlement”). The Tuccori Settlement, as preliminarily approved by the court on October 15, 2025, included an opt-in procedure under which other companies subject to home buyer claims could opt into the Tuccori Settlement, subject to preliminary and final court approval of such an opt-in settlement. On February 22, 2026, Anywhere opted into the Tuccori Settlement via a nationwide Opt-In Settlement Agreement (“Anywhere Opt-In Settlement” with Anywhere being an “Opt-In Settlor”). On February 23, 2026, the Tuccori plaintiffs filed a motion for preliminary approval of the Anywhere Opt-In Settlement and several other opt-in settlements by other real estate brokerages. Anywhere agreed to pay $10 million under the Anywhere Opt-In Settlement (which was properly reserved at December 31, 2025), and paid $1 million of this obligation in March 2026. The Anywhere Opt-In Settlement received preliminarily court approval on March 6, 2026 and, if finally approved by the court and sustained on any appeal, will release Anywhere and all of its respective past, present, and future direct and indirect parents (including holding companies), subsidiaries, related entities and affiliates, associates (all as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934), predecessors, and successors, and all of their respective franchisees, and sub-franchisors from any and all state and federal claims regardless of the cause of action arising from or related to conduct that was or could have been alleged in the Tuccori Case or against Opt-In Settlor in the Batton Case (as described in the prior paragraph) based on any or all of the same factual predicates as those claims, including but not limited to claims based on antitrust laws, consumer protection or other state laws, and/or anticompetitive conduct relating to the commissions negotiated, offered, obtained, or paid to brokerages, or the impact of the foregoing on the purchase price, in connection with the purchase or sale of residential real estate. Certain Batton I plaintiffs have lodged challenges to the Anywhere Opt-In Settlement, both before the Batton I Court and before the Tuccori Court, including appeals of rulings adverse to their challenges. By order dated April 16, 2026, the Batton I Court stayed all discovery and struck the pending discovery deadline pending resolution of the issues surrounding the Anywhere Opt-In Settlement in Tuccori. Subsequently, by order dated May 29, 2026, the Batton I Court stayed that entire case after the Company and other defendants received preliminary approval of settlements they entered in Tuccori.

Batton, et al. v. Compass, Inc., et al., No. 1:23-cv-15618 (N.D. Ill.) (“Batton II”), filed on November 2, 2023, names Compass and seven other brokerages as defendants. The allegations in Batton II are substantially similar to those contained in Batton I. Compass and the defendants in the Batton II matter filed a motion to dismiss the amended complaint on June 21, 2024, which the court denied on March 24, 2026. In April 2026, Compass opted into the Tuccori Settlement via the nationwide Opt-In Settlement Agreement (the “Compass Opt-In Settlement”). The Compass Opt-In Settlement amount is approximately $7 million. The Tuccori Court granted preliminary approval of the Compass Opt-In Settlement on May 26, 2026 and we paid $1 million of this obligation in June 2026. On May 29, 2026, as a result of preliminary approval of the Compass Opt-In Settlement in Tuccori, the Batton II Court stayed that entire case.
Assuming final court approval of each of the Anywhere and Compass Opt-In Settlements, we currently expect to pay the remaining settlement amounts no earlier than the fourth quarter of 2026 and more likely in 2027.
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
Other Antitrust Litigation
Homie Technology v. National Association of Realtors, et al., No. 2:24CV00616 (D. Utah) (“Homie”), filed on August 22, 2024, names the National Association of Realtors, Anywhere, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of the rules of the National Association of Realtors governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. Anywhere’s motion to dismiss was granted and the action was dismissed with prejudice by the court on July 15, 2025. Homie filed a notice of appeal of the dismissal on August 7, 2025. The appeal has been briefed, argued and the Company awaits a ruling.
Telephone Consumer Protection Act Litigation
In Bumpus, et al. v. Realogy Holdings Corp., et al., No. 3:19-cv-03309 (N.D. Cal.) (“Bumpus”), filed on June 11, 2019, plaintiffs allege that real estate professionals affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo Dialing Solutions, LLC and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class. In January 2025, Anywhere entered into a settlement of the case pursuant to which it will pay $20 million, subject to final approval by the court, which was granted on March 18, 2026. The Company assumed the remaining $19 million owed under the settlement as a liability in connection with the Anywhere Merger and made this final payment during the three months ended June 30, 2026.
During the six months ended June 30, 2026, the Company recognized an expense of $7 million within General and administrative expense in the condensed consolidated statements of operations in connection with the Antitrust Lawsuits.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of June 30, 2026 and December 31, 2025, the Company was contingently liable for $48 million and $31 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. The escrow and trust deposits totaled approximately $1.3 billion and $300 million as of June 30, 2026 and December 31, 2025, respectively. The increase from December 31, 2025 is primarily driven by the $822 million of escrow and trust deposits relating to the Anywhere business. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.
12.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares with a $0.00001 par value per share. As of June 30, 2026 and December 31, 2025, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	743,159,127	743,159,127
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	753,281,560	753,281,560

	December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	553,356,990	553,356,990
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	563,479,423	563,479,423
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

13.    Stock-Based Compensation
2021 Equity Incentive Plan
Effective January 1, 2026, the number of shares of Class A common stock available for future grants was increased by an additional 28.2 million shares as a result of the annual increase provision allowed under 2021 Equity Incentive Plan, as amended (the “2021 Plan”).
In connection with the Anywhere Merger, the Realogy Holdings Corp. Amended and Restated 2012 Long-Term Incentive Plan (the “Former Anywhere Plan”), the Anywhere Real Estate Inc. Third Amended and Restated 2018 Long-Term Incentive Plan (the “Anywhere Plan”) and the Realogy Holdings Corp. Non-Plan Inducement Stock Option Agreement (the “Inducement Stock Option Agreement”), as well as certain equity awards that were granted and outstanding under the Former Anywhere Plan, the Anywhere Plan and Inducement Stock Option Agreement were assumed by the Company and converted into equity awards in respect of 14.2 million shares of Class A common stock. In addition, 9.8 million shares remaining available for future issuance under the Anywhere Plan were assumed by the Company and added to the number of shares of the Class A common stock available for issuance under 2021 Plan (the “Added Shares”). During the period from January 9, 2026 and March 31, 2026, certain of these Added Shares were issued, and 1.3 million of the Added Shares remain available for issuance as of June 30, 2026.
As of June 30, 2026, there were 76.8 million shares available for future grants under the 2021 Plan, inclusive of the remaining Added Shares.
2021 Employee Stock Purchase Plan
Effective January 1, 2026, the authorized shares increased by 5.5 million shares as a result of the annual increase provision allowed under the 2021 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2026, 22.8 million shares of Class A common stock remain available for grant under the ESPP. During the six months ended June 30, 2026, the Company issued 0.2 million shares of Class A common stock under the ESPP.
Stock Options
A summary of stock option activity is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	28,559,349	$6.31	3.6	$130
Replacement awards assumed in connection with the Anywhere Merger	1,875,225	14.84
Exercised	(3,477,561)	4.82
Forfeited	(1,912,108)	13.99
Balance as of June 30, 2026	25,044,905	$6.57	3.3	$150
Exercisable and vested at June 30, 2026	24,898,574	$6.57	3.3	$149
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $12.33 and $10.57 as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026 and 2025, the intrinsic value of options exercised was $22 million and $11 million, respectively.

Restricted Stock Units
A summary of RSU activity is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	48,620,509	$7.06
Granted (1)	18,616,688	8.61
Replacement awards assumed in connection with the Anywhere Merger	12,355,843	12.26
Vested and converted to common stock (2)	(26,687,528)	9.41
Forfeited	(3,824,024)	6.79
Balance as of June 30, 2026	49,081,488	$7.71
(1)Included within the 18.6 million RSUs granted during the six months ended June 30, 2026 are 5.0 million RSUs granted during the second quarter of 2026 resulting from the Company's modification of certain outstanding cash awards held by legacy Anywhere employees. As a result of this modification, $20 million of liabilities were reclassified to Additional paid-in capital on the modification date.
(2)During the six months ended June 30, 2026, the Company net settled certain of the RSUs that vested and converted to common stock through which it withheld an aggregate of 6.6 million shares of Class A common stock to satisfy $79 million of tax withholding obligations on behalf of the Company’s employees.
Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and other related expenses	$—	$—	$1	$—
Sales and marketing	4	9	9	16
Operations and support	8	10	18	15
Technology and development	13	25	32	38
General and administrative	13	11	25	17
Anywhere merger transaction and integration expenses	3	—	64	—
Total stock-based compensation expense	$41	$55	$149	$86
As of June 30, 2026, unrecognized stock-based compensation expense totaled $298 million and is expected to be recognized over a weighted-average period of 3.1 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its deferred tax assets.

14.    Income Taxes
The Company recognized $5 million of income tax expense and $396 million of income tax benefit for the three and six months ended June 30, 2026, respectively. The tax expense for the three months ended June 30, 2026 primarily resulted from state and foreign income tax expense. The benefit for the six months ended June 30, 2026 primarily resulted from the establishment of deferred tax liabilities created through the Anywhere Merger that can be used to realize certain deferred tax assets against which we had previously recorded a full valuation allowance. For the three and six months ended June 30, 2025, the Company recognized no income tax expense and an income tax benefit $3 million, respectively.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$92	$39	$114	$(12)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic (1)	758,064,181	560,307,749	746,273,149	555,255,128
Net income (loss) per share attributable to Compass, Inc., basic	$0.12	$0.07	$0.15	$(0.02)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$92	$39	$114	$(12)
Add: Interest expense on the 0.25% Convertible Senior Notes	2	—	4	—
Net income used in computing diluted net income per share of common stock	$94	$39	$118	$(12)
Denominator:
Number of shares used in basic calculation	758,064,181	560,307,749	746,273,149	555,255,128
Weighted-average effect of dilutive securities:
Stock options	7,253,981	5,806,554	9,169,210	—
RSUs	14,496,530	12,077,480	17,350,835	—
Employee Stock Purchase Plan	—	16,016	28,158	—
Unvested common stock	—	55,694	—
Shares issuable upon conversion of the 0.25% Convertible Senior Notes due 2031	62,562,600	—	60,129,610	—
Incremental common stock to be issued in connection with the CIRE Share Consideration (2)	—	13,107,194	—	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to Compass, Inc., diluted	842,377,292	591,370,687	832,950,962	555,255,128
Net income (loss) per share attributable to Compass, Inc., diluted	$0.11	$0.07	$0.14	$(0.02)
(1)For the three and six months ended June 30, 2025, the weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic includes 38.5 million shares related to the CIRE Share Consideration (see Note 3 — “Acquisitions”). This amount represented the minimum number of shares to be issued in connection with the acquisition of Christie's International Real Estate.
(2)The diluted weighted-average shares used to compute net income per share attributable to Compass, Inc. for the three months ended June 30, 2025 includes an additional 13.1 million shares related to the CIRE Share Consideration. These shares represent the maximum number of incremental shares issuable in connection with the acquisition of Christie's International Real Estate that were not already included in the basic weighted-average share count.

The Company applies the if-converted method to determine the dilutive effect of its 0.25% Convertible Senior Notes (see Note 10 — “Debt”). Under this method, after-tax interest expense associated with the Convertible Notes is added back to net income in the numerator, and the shares issuable upon assumed conversion are included in the denominator, provided the effect is dilutive.

For the three and six months ended June 30, 2026, application of the if-converted method resulted in diluted earnings per share lower than basic earnings per share. Accordingly, the 0.25% Convertible Senior Notes are reflected in the diluted earnings per share calculation presented above.

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
The following participating securities were excluded from the computation of diluted net income (loss) per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	3,488,591	9,434,758	2,351,675	31,063,765
Outstanding RSUs	21,763,509	19,896,823	3,590,741	55,133,929
Shares subject to the Employee Stock Purchase Plan	235,117	—	—	274,665
Unvested common stock	—	—	—	50,704
Incremental common stock to be issued in connection with the CIRE Share Consideration	—	—	—	13,107,194
Total	25,487,217	29,331,581	5,942,416	99,630,257
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

During the three and six months ended June 30, 2026 and 2025, the Company continued to incur expenses related to these previously implemented cost reduction initiatives. These expenses are presented within Restructuring costs in the condensed consolidated statements of operations, as applicable. The following table summarizes the total costs incurred in connection with the aforementioned restructuring activities during the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance related personnel costs	$—	$1	$1	$6
Lease termination costs	2	2	7	6
Total restructuring costs	$2	$3	$8	$12

The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities, inclusive of those assumed from Anywhere, for lease termination costs as of June 30, 2026 (in millions):

Payment Due by Period
Remaining 2026	$12
2027	19
2028	16
2029	15
Thereafter	2
Total	$64
17.    Segment Information

The reportable segments presented represent those for which the Company maintains separate financial information regularly provided to and reviewed by its chief operating decision maker (“CODM”) for performance assessment and resource allocation. The Company's CODM is the Company's Chief Executive Officer.
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

Segment Adjusted EBITDA represents net income (loss) attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, (iii) transaction and integration expenses associated with the Anywhere Merger, and (iv) other acquisition-related expenses.

Set forth in the tables below are Segment revenue and Segment Adjusted EBITDA and a reconciliation to Net income (loss) attributable to Compass, Inc. for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30, 2026
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$3,960	$135	$211	$4,306

Less (1):
Commissions and other related expenses	3,254	—	—
Sales and marketing	88	10	6
Operations and support	229	32	155
Technology and development	7	5	2
General and administrative	6	1	5
Equity in income of unconsolidated entities	(1)	—	(9)
Segment Adjusted EBITDA	$377	$87	$52	$516

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(153)
Stock-based compensation				(38)
Depreciation and amortization				(153)
Restructuring costs				(2)
Anywhere merger transaction and integration expenses (3)				(34)
Other acquisition-related expenses				(2)
Investment income				4
Interest expense				(41)
Income tax expense				(5)
Net income attributable to Compass, Inc.				$92
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended June 30, 2026, these costs are reflected in the following line items within the condensed consolidated statements of operations: $3 million in Operations and support, $82 million in Technology and development, and $68 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

	Three Months Ended June 30, 2025
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$2,013	$8	$39	$2,060

Less (1):
Commissions and other related expenses	1,686	—	—
Sales and marketing	50	1	1
Operations and support	108	4	25
Technology and development	4	—	—
General and administrative	2	—	1
Equity in income of unconsolidated entities	—	—	(2)
Segment Adjusted EBITDA	$163	$3	$14	$180

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(55)
Stock-based compensation				(55)
Depreciation and amortization				(29)
Restructuring costs				(3)
Other acquisition-related expenses				3
Investment income				1
Interest expense				(3)
Net income attributable to Compass, Inc.				$39

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended June 30, 2025, these costs are reflected in the following line items within the condensed consolidated statements of operations: $1 million in Operations and support, $34 million in Technology and development, and $20 million in General and administrative.

	Six Months Ended June 30, 2026
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$6,427	$225	$358	$7,010

Less (1):
Commissions and other related expenses	5,261	—	—
Sales and marketing	167	17	12
Operations and support	453	63	282
Technology and development	15	11	4
General and administrative	9	1	8
Equity in income of unconsolidated entities	(2)	—	(13)
Segment Adjusted EBITDA	$524	$133	$65	$722

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(298)
Stock-based compensation				(85)
Depreciation and amortization				(316)
Restructuring costs				(8)
Anywhere merger transaction and integration costs (3)				(217)
Litigation charge				(7)
Other acquisition-related expenses				(3)
Investment income				8
Interest expense				(78)
Income tax benefit				396
Net income attributable to Compass, Inc.				$114
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the six months ended June 30, 2026, these costs are reflected in the following line items within the condensed consolidated statements of operations: $8 million in Operations and support, $166 million in Technology and development, and $124 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

	Six Months Ended June 30, 2025
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$3,341	$14	$61	$3,416

Less (1):
Commissions and other related expenses	2,791	—	—
Sales and marketing	99	2	2
Operations and support	214	6	44
Technology and development	7	1	1
General and administrative	4	—	1
Equity in income of unconsolidated entities	—	—	(3)
Segment Adjusted EBITDA	$226	$5	$16	$247

Reconciliation of Segment Adjusted EBITDA to Net loss attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(106)
Stock-based compensation				(86)
Depreciation and amortization				(58)
Restructuring costs				(12)
Other acquisition-related expenses				3
Investment income				2
Interest expense				(5)
Income tax benefit				3
Net loss attributable to Compass, Inc.				$(12)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the six months ended June 30, 2025, these costs are reflected in the following line items within the condensed consolidated statements of operations: $1 million in Operations and support, $66 million in Technology and development, and $39 million in General and administrative.

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

Our Technology Offerings

Our end-to-end proprietary technology platform, branded “Home Platform”, allows real estate professionals to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. Home Platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. Home Platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of real estate professionals and deliver high-value recommendations and outcomes for their clients. Additionally, certain title and escrow and mortgage services are integrated and are available on the platform. Currently, Home Platform is only available to real estate professionals at our owned-brokerage operating under the Compass brand and about 4,000 real estate professionals at certain non-Compass brokerage brands, with plans to release Home Platform more broadly to all real estate professionals at our owned-brokerage in the second half of 2026 and to our franchise network in 2027. Until this future release, the majority of the real estate professionals operating under historical Anywhere brands will continue to utilize the technology-powered tools and services in place at the time of the Anywhere Merger.

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

During the three and six months ended June 30, 2026, we incurred $34 million and $217 million of merger-related expenses, which included legal and investment banking fees, severance and other personnel costs, integration costs. These amounts are reported within the Anywhere merger transaction and integration expenses line of the condensed consolidated statements of operations.

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

Capped Call Transactions

Additionally, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is $23.68 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of the Class A common stock on January 7, 2026. We paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds we received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs.

Secured and Unsecured Notes

Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) and the 5.75% Senior Notes and 5.25% Senior Notes (together, the “Unsecured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company’s condensed consolidated financial statements for the period ended June 30, 2026.

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

RESULTS OF OPERATIONS

The following discussion presents our results of operations on both a consolidated basis and by reportable segment for the three and six months ended June 30, 2026 and 2025. Our results for the three and six months ended June 30, 2026 include the operations of the combined company following the Anywhere Merger, which closed on January 9, 2026. Results for the three and six months ended June 30, 2025 reflect the historical results of Compass, Inc. on a stand-alone basis.

Following the Anywhere Merger, the Company operates through three reportable segments: Brokerage, Franchise, and Integrated Services. These segments reflect the manner in which the Chief Operating Decision Maker (“CODM”) reviews operating performance and allocates resources. Management's discussion of segment operating performance in this MD&A is based on the same segment structure and performance measures used by the CODM and disclosed in Note 17 — “Segment Information”, to the condensed consolidated financial statements. Any changes to the Company's segment structure or the manner in which segment performance is evaluated would be reflected in both the segment footnote and MD&A.

The results below are presented on both a GAAP and non-GAAP basis, with reconciliations of non-GAAP measures to the most directly comparable GAAP measures provided where applicable.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in millions, except percentages)
Revenue	$4,306	100.0%	$2,060	100.0%	$7,010	100.0%	$3,416	100.0%
Operating expenses:
Commissions and other related expenses (1)	3,254	75.6	1,686	81.8	5,262	75.1	2,791	81.7
Sales and marketing (1)	108	2.5	61	3.0	205	2.9	119	3.5
Operations and support (1)	429	10.0	145	7.0	827	11.8	277	8.1
Technology and development (1)	109	2.5	63	3.1	228	3.3	113	3.3
General and administrative (1)	93	2.2	34	1.7	174	2.5	61	1.8
Anywhere merger transaction and integration expenses (1)	34	0.8	—	—	217	3.1	—	—
Restructuring costs	2	—	3	0.1	8	0.1	12	0.4
Depreciation and amortization	153	3.6	29	1.4	316	4.5	58	1.7
Total operating expenses	4,182	97.1	2,021	98.1	7,237	103.2	3,431	100.4
Income (loss) from operations	124	2.9	39	1.9	(227)	(3.2)	(15)	(0.4)
Investment income	4	0.1	1	—	8	0.1	2	0.1
Interest expense	(41)	(1.0)	(3)	(0.1)	(78)	(1.1)	(5)	(0.1)
Income (loss) before income taxes and equity in income of unconsolidated entities	87	2.0	37	1.8	(297)	(4.2)	(18)	(0.5)
Income tax (expense) benefit	(5)	(0.1)	—	—	396	5.6	3	0.1
Equity in income of unconsolidated entities	10	0.2	2	0.1	15	0.2	3	0.1
Net income (loss)	92	2.1	39	1.9	114	1.6	(12)	(0.4)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to Compass, Inc.	$92	2.1%	$39	1.9%	$114	1.6%	$(12)	(0.4%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commissions and other related expenses	$—	$—	$1	$—
Sales and marketing	4	9	9	16
Operations and support	8	10	18	15
Technology and development	13	25	32	38
General and administrative	13	11	25	17
Anywhere merger transaction and integration expenses	3	—	64	—
Total stock-based compensation expense	$41	$55	$149	$86
Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following section provides analysis of our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

Within the discussion of Revenue and of Commissions and other related expenses, we have included Supplemental Pro Forma Revenue and Commissions and other related expenses for the Company (“Compass”) and Anywhere on a combined basis for the periods presented. These pro forma results are presented as if the Company's acquisition of Anywhere had occurred on January 1, 2025. For comparability, Anywhere's results have been included for the full period from January 1, 2025 through June 30, 2026, which incorporates the first eight days of January 2026 prior to the closing of the acquisition. This pro forma financial information has not been prepared in accordance with the requirements of Article 11 of Regulation S-X or Accounting Standards Codification 805, Business Combinations, and was prepared for illustrative and informational purposes only.

Additional discussion of financial metrics for the Company's reportable segments follows in the “Segment Operating Performance” section.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue	$4,306	$2,060	$2,246	109.0%	$7,010	$3,416	$3,594	105.2%

Supplemental pro forma information:
Pro forma revenue	$4,306	$3,767	$539	14.3%	$7,063	$6,344	$719	11.3%

On a consolidated basis, revenue was $4.3 billion and $7.0 billion during the three and six months ended June 30, 2026, respectively, an increase of $2.2 billion, or 109.0%, and an increase of $3.6 billion, or 105.2%, compared to the prior-year periods, respectively. These increases are primarily the result of the acquisition of Anywhere in January 2026. On a pro forma basis, revenue was $4.3 billion and $7.1 billion during the three and six months ended June 30, 2026, respectively, an increase of $539 million, or 14.3%, and an increase of $719 million, or 11.3%, compared to the prior-year periods, respectively. These increases are a result of higher transaction counts and higher average home sale prices across our various segments.

Operating Expenses
Commissions and other related expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expenses	$3,254	$1,686	$1,568	93.0%	$5,262	$2,791	$2,471	88.5%
Percentage of revenue	75.6%	81.8%			75.1%	81.7%

Supplemental pro forma information:
Pro forma commissions and other related expenses	$3,254	$2,816	$438	15.6%	$5,292	$4,711	$581	12.3%
Percentage of pro forma revenue	75.6%	74.8%			74.9%	74.3%
On a consolidated basis, commissions and other related expenses was $3.3 billion and $5.3 billion for the three and six months ended June 30, 2026, respectively, an increase of $1.6 billion, or 93.0%, and $2.5 billion, or 88.5%, compared to the prior-year periods, respectively. These increases on an absolute dollar basis are primarily the result of the acquisition of Anywhere in January 2026. Including the impact of the Anywhere Merger, commissions and other related expenses as a percentage of revenue decreased to 75.6% from 81.8% for the three months ended June 30, 2026 and 2025, respectively, and to 75.1% from 81.7% for the six months ended June 30, 2026 and 2025, respectively. These decreases were primarily attributable to Anywhere’s franchise and integrated services businesses, which contributed significant revenue in 2026 but do not incur expenses classified within commissions and other related expenses.
On a pro forma basis, commissions and other related expenses was $3.3 billion and $5.3 billion during the three and six months ended June 30, 2026, respectively, an increase of $438 million, or 15.6%, and an increase of $581 million, or 12.3%, compared to the prior-year periods, respectively. The year-over-year increases on an absolute dollar basis are the result of increased transaction counts for our owned brokerage business. As a percentage of revenue, pro forma basis commissions and other related expenses increased from the prior-year periods. These increases are a result of changes in mix of the commission arrangements we have with our agents and changes in geographic mix.
Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$108	$61	$47	77.0%	$205	$119	$86	72.3%
Percentage of revenue	2.5%	3.0%			2.9%	3.5%
On a consolidated basis, sales and marketing expense was $108 million and $205 million during the three and six months ended June 30, 2026, an increase of $47 million, or 77.0%, and an increase of $86 million, or 72.3%, compared to the prior-year periods, respectively. The annual increases were primarily driven by increased employee compensation for marketing staff, agent advertising, and marketing costs associated with the acquired Anywhere businesses.
Operations and support

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Operations and support	$429	$145	$284	195.9%	$827	$277	$550	198.6%
Percentage of revenue	10.0%	7.0%			11.8%	8.1%

On a consolidated basis, operations and support expense was $429 million and $827 million during the three and six months ended June 30, 2026, an increase of $284 million, or 195.9%, and $550 million, or 198.6%, compared to the prior-year periods, respectively. The annual increases were primarily driven by the increased operating expenses related to employee compensation, occupancy, and other operating items as a result of the addition of Anywhere.
Technology and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Technology and development	$109	$63	$46	73.0%	$228	$113	$115	101.8%
Percentage of revenue	2.5%	3.1%			3.3%	3.3%
On a consolidated basis, technology and development expense was $109 million and $228 million during the three and six months ended June 30, 2026, an increase of $46 million, or 73.0%, and $115 million, or 101.8%, compared to the prior-year periods, respectively. The annual increases were primarily driven by the addition of Anywhere's employee compensation, software, and information technology infrastructure costs.
General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
General and administrative	$93	$34	$59	173.5%	$174	$61	$113	185.2%
Percentage of revenue	2.2%	1.7%			2.5%	1.8%
On a consolidated basis, general and administrative expense was $93 million and $174 million during the three and six months ended June 30, 2026, an increase of $59 million, or 173.5%, and $113 million, or 185.2%, compared to the prior-year periods, respectively. Of this increase, $52 million and $90 million is related to the Anywhere Merger for the three and six months ended June 30, 2026, respectively. The annual increases were primarily driven by the addition of Anywhere's general and administrative functions.
Anywhere merger transaction and integration expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Anywhere merger transaction and integration expenses	$34	$—	$34	100.0%	$217	$—	$217	100.0%
Percentage of revenue	0.8%	—%			3.1%	—%
Anywhere merger transaction and integration expenses during the three and six months ended June 30, 2026 represents transaction and integration costs incurred in connection with the Anywhere Merger. These costs were comprised of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. In addition, the Company incurred stock-based compensation expense of $3 million and $64 million for the three and six months ended June 30, 2026, respectively, primarily related to the acceleration of certain Anywhere equity awards. These awards were converted to Company equity awards in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees.

Restructuring costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$2	$3	$(1)	(33.3%)	$8	$12	$(4)	(33.3%)
Percentage of revenue	—%	0.1%			0.1%	0.4%
Restructuring costs were $2 million and $8 million for three and six months ended June 30, 2026, respectively. These costs primarily consisted of lease termination costs and other related costs pertaining to restructuring programs initiated prior to the Anywhere Merger.
Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$153	$29	$124	427.6%	$316	$58	$258	444.8%
Percentage of revenue	3.6%	1.4%			4.5%	1.7%
Depreciation and amortization expense increased $124 million, or 427.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased $258 million, or 444.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to the Anywhere Merger, with the acquired Anywhere businesses contributing $128 million and $265 million to the three and six months ended June 30, 2026, respectively.

Investment income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Investment income	$4	$1	$3	300.0%	$8	$2	$6	300.0%
Investment income increased during the three and six months ended June 30, 2026 primarily as a result of an increase in our average short-term interest-bearing investments as compared to the three and six months ended June 30, 2025.
Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Interest expense	$41	$3	$38	1266.7%	$78	$5	$73	1460.0%
Interest expense was $41 million and $78 million for the three and six months ended June 30, 2026, an increase of $38 million and $73 million, respectively. The increase was primarily attributable to the Anywhere Merger, with assumed debt contributing $36 million and $71 million for the three and six months ended June 30, 2026, respectively, of interest expense during the current period.

Income tax (expense) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Income tax (expense) benefit	$(5)	$—	$(5)	100.0%	$396	$3	$393	13,100.0%

For the three months ended June 30, 2026, income tax expense increased by $5 million. For the six months ended June 30, 2026, income tax benefit increased by $393 million. The expense during the three months ended June 30, 2026 primarily resulted from state and foreign income taxes. The benefit during the six months ended June 30, 2026 was primarily the result of a $401 million one-time, non-cash deferred tax benefit related to the reversal of valuation allowances on our deferred tax assets. This reversal was related to the establishment of deferred tax liabilities for the recognition of intangible assets from the Anywhere Merger that are non-deductible for tax purposes.
Equity in income of unconsolidated entities

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Equity in income of unconsolidated entities	$10	$2	$8	400.0%	$15	$3	$12	400.0%
During the three and six months ended June 30, 2026, Equity in income of unconsolidated entities was income of $10 million and $15 million, respectively. The increase compared to the prior-year periods was primarily attributable to our mortgage rate joint ventures.
Adjusted EBITDA and Adjusted EBITDA margin

The following section provides analysis of Adjusted EBITDA and Adjusted EBITDA margin on a consolidated basis for the three and six months ended June 30, 2026 and 2025. References to “stand-alone Compass” refer to our consolidated results excluding the impact of the Anywhere Merger. Adjusted EBITDA is a non-GAAP financial measure that represents Net income (loss) attributable to Compass, Inc., adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, (iii) transaction and integration expenses associated with the Anywhere Merger, and (iv) other acquisition-related expenses. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenue.

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

The following table provides a reconciliation of Net income (loss) attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Compass, Inc.	$92	$39	$114	$(12)
Adjusted to exclude the following:
Depreciation and amortization	153	29	316	58
Investment income	(4)	(1)	(8)	(2)
Interest expense	41	3	78	5
Stock-based compensation	38	55	85	86
Income tax expense (benefit)	5	—	(396)	(3)
Anywhere merger transaction and integration expenses (1)	34	—	217	—
Restructuring costs	2	3	8	12
Other acquisition-related expenses (2)	2	(3)	3	(3)
Litigation charge (3)	—	—	7	—
Adjusted EBITDA	$363	$125	$424	$141
Net income (loss) attributable to Compass, Inc. margin	2.1%	1.9%	1.6%	(0.4)%
Adjusted EBITDA margin	8.4%	6.1%	6.1%	4.1%
(1)Represents transaction expenses incurred in connection with the closing of the Anywhere Merger and related integration activities. During the three and six months ended June 30, 2026, these expenses consist of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. Additional information regarding the Anywhere Merger is provided in Note 3 — “Acquisitions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration.
(3)Represents a charge of $7 million incurred during the six months ended June 30, 2026 in connection with the Antitrust Lawsuits. See Note 11 — “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Quarterly Report for more information.
Consolidated Adjusted EBITDA was $363 million and $125 million during the three months ended June 30, 2026 and 2025, respectively, and $424 million and $141 million during the six months ended June 30, 2026 and 2025, respectively. The year-over-year improvements in Adjusted EBITDA were primarily driven by the addition of Anywhere, higher stand-alone Compass revenue from increased transaction counts, and continued cost management and synergies.
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

	Three Months Ended June 30, 2026
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$108	$429	$109	$93
Adjusted to exclude the following:
Stock-based compensation	(4)	(8)	(13)	(13)
Other acquisition-related expenses	—	(2)	—	—
Non-GAAP Basis	$104	$419	$96	$80

	Three Months Ended June 30, 2025
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$61	$145	$63	$34
Adjusted to exclude the following:
Stock-based compensation	(9)	(10)	(25)	(11)
Other acquisition-related expenses	—	3	—	—
Non-GAAP Basis	$52	$138	$38	$23

	Six Months Ended June 30, 2026
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$205	$827	$228	$174
Adjusted to exclude the following:
Stock-based compensation	(9)	(18)	(32)	(25)
Other acquisition-related expenses	—	(3)	—	—
Litigation charge	—	—	—	(7)
Non-GAAP Basis	$196	$806	$196	$142

	Six Months Ended June 30, 2025
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$119	$277	$113	$61
Adjusted to exclude the following:
Stock-based compensation	(16)	(15)	(38)	(17)
Other acquisition-related expenses	—	3	—	—
Non-GAAP Basis	$103	$265	$75	$44

Segment Operating Performance
Effective January 9, 2026, in connection with the Anywhere Merger, the Company realigned its operating segments to reflect how the Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance. The Company now operates through three reportable segments: Brokerage, Franchise, and Integrated Services, which includes relocation services (provided by Cartus).

The CODM evaluates segment performance and allocates resources based on Segment Revenue and Segment Adjusted EBITDA, a non-GAAP measure. Segment Adjusted EBITDA represents net income (loss) attributable to Compass, Inc. adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, and (iii) transaction and integration expenses associated with the Anywhere Merger. Segment Adjusted EBITDA margin is calculated by dividing Segment Adjusted EBITDA by segment revenue.

To reconcile total Segment Adjusted EBITDA to consolidated Adjusted EBITDA, unallocated corporate expenses are deducted from the sum of Segment Adjusted EBITDA for the three reportable segments, as presented in Note 17 — “Segment Information”, to the condensed consolidated financial statements.

The segment information presented herein reflects the same reportable segments and performance measures reviewed by the CODM and is consistent with the segment information disclosed in Note 17 — “Segment Information” to the condensed consolidated financial statements.

Additionally, we have included Supplemental Pro Forma Revenue for the Company (“Compass”) and Anywhere on a combined basis for the periods presented. These pro forma results are presented as if the Company's acquisition of Anywhere had occurred on January 1, 2025. For comparability, Anywhere's results have been included for the full period from January 1, 2025 through June 30, 2026, which incorporates the first eight days of January 2026 prior to the closing of the acquisition. This pro forma financial information has not been prepared in accordance with the requirements of Article 11 of Regulation S-X or Accounting Standards Codification 805, Business Combinations, and was prepared for illustrative and informational purposes only.

Certain amounts in Anywhere's historical financial statements have been reclassified to conform to the Company's new segment-level disclosure format, effective for the three months ended March 31, 2026. These reclassifications include (i) the reclassification of relocation revenue related to the Cartus business to Integrated Services, such that Integrated Services revenue now comprises relocation revenue in addition to title and escrow revenue and (ii) the elimination of intercompany royalty revenue earned by the Franchise business from the Brokerage segment.

The following table summarizes revenue, Segment Adjusted EBITDA, Segment Adjusted EBITDA margin, and pro forma revenue by segment for the periods indicated, each of which is described below (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue:
Brokerage	$3,960	$2,013	$1,947	96.7%	$6,427	$3,341	$3,086	92.4%
Franchise	$135	$8	$127	1,587.5%	$225	$14	$211	1,507.1%
Integrated Services	$211	$39	$172	441.0%	$358	$61	$297	486.9%
Segment Adjusted EBITDA:
Brokerage	$377	$163	$214	131.3%	$524	$226	$298	131.9%
Franchise	$87	$3	$84	2,800.0%	$133	$5	$128	2,560.0%
Integrated Services	$52	$14	$38	271.4%	$65	$16	$49	306.3%
Segment Adjusted EBITDA margin:
Brokerage	9.5%	8.1%			8.2%	6.8%
Franchise	64.4%	37.5%			59.1%	35.7%
Integrated Services	24.6%	35.9%			18.2%	26.2%

Supplemental pro forma information:
Pro forma revenue:
Brokerage	$3,960	$3,445	$515	14.9%	$6,467	$5,785	$682	11.8%
Franchise	135	126	9	7.1%	230	223	7	3.1%
Integrated Services	211	196	15	7.7%	366	336	30	8.9%
Total pro forma revenue	$4,306	$3,767	$539	14.3%	$7,063	$6,344	$719	11.3%

Brokerage

Brokerage revenue increased $1.9 billion, or 96.7% for the three months ended June 30, 2026 and $3.1 billion, or 92.4% for the six months ended June 30, 2026, compared to the prior periods. The year-over-year increase was primarily driven by the addition of Anywhere and higher transaction counts resulting from growth in the number of real estate professionals operating on Compass's platform. On a pro forma basis, Brokerage revenue increased 14.9% and 11.8% for the three months and six months ended June 30, 2026, respectively, as compared to the prior year periods. These increases are driven by higher transaction counts and average selling prices from our owned-brokerage real estate professionals.

Brokerage Segment Adjusted EBITDA was $377 million for the three months ended June 30, 2026 and $524 million for the six months ended June 30, 2026, representing an increase of $214 million, or 131.3% for the three months ended June 30, 2026, and $298 million, or 131.9%, for the six months ended June 30, 2026, compared to the prior-year periods. The year-over-year increase was primarily driven by the addition of Anywhere and revenue growth outpacing the increase in operating costs. Segment Adjusted EBITDA margin increased to 9.5% for the three months ended June 30, 2026 and 8.2% for the six months ended June 30, 2026 from 8.1% for the three months ended June 30, 2025 and 6.8% for the six months ended June 30, 2025, reflecting the same dynamic.

Franchise

Franchise revenue increased $127 million and $211 million for the three and six months ended June 30, 2026, respectively, as compared to the prior-year periods. These increases are primarily driven by the addition of the Anywhere franchise business. On a pro forma basis, Franchise revenue increased 7.1% and 3.1% for the three and six months ended June 30, 2026, respectively, as compared to the prior-year periods. These increases were primarily driven by higher transaction counts and average selling prices from our franchisee's real estate professionals.

Franchise Segment Adjusted EBITDA increased $84 million and $128 million for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods, substantially all of which was attributable to the Anywhere Merger. Segment Adjusted EBITDA margin was 64.4% and 59.1% for the three and six months ended June 30, 2026, respectively, compared to 37.5% and 35.7% in the prior-year periods, respectively, reflecting the margin profile of the combined Franchise segment following the merger.

Integrated Services

Integrated Services revenue increased $172 million and $297 million for the three and six months ended June 30, 2026, respectively, as compared to the prior-year periods. These increases are primarily driven by the addition of the Anywhere integrated services business. On a pro forma basis, Integrated Services revenue increased 7.7% and 8.9% for the three and six months ended June 30, 2026, respectively, as compared to the prior-year periods. These increases were primarily driven by higher title and escrow transaction counts.

Integrated Services Segment Adjusted EBITDA increased $38 million and $49 million for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods, substantially all of which was attributable to the Anywhere Merger. Because stand-alone Compass had smaller integrated services operations prior to the merger, Anywhere's integrated services businesses account for substantially all of the current-period results. Segment Adjusted EBITDA margin was 24.6% and 18.2% for the three and six months ended June 30, 2026, respectively, compared to 35.9% and 26.2% in the prior-year periods, respectively, reflecting the margin profile of the combined Integrated Services segment following the merger.

Unallocated Corporate Expenses

Unallocated corporate expenses consist of operating expenses that are not allocated to any of the three reportable segments. These expenses primarily relate to our centralized technology organization and corporate functions, including human resources, finance, legal, and our executive leadership.

For the three and six months ended June 30, 2026, unallocated corporate expenses were $153 million and $298 million, respectively, compared to $55 million and $106 million in the prior-year periods, respectively, representing increases of $98 million, or 178.2%, and $192 million, or 181.1%, respectively. These annual increases are the result of the additional expenses incurred by the corporate functions acquired during the Anywhere Merger.

For further details on how unallocated corporate expenses are classified within our statements of operations refer to Note 17 — “Segment Information” of the condensed consolidated financial statements.

KEY BUSINESS METRICS
The following key business metrics provide insight into the operating activity underlying the Company's financial results for the three and six months ended June 30, 2026 and 2025. These metrics reflect transaction volume, pricing trends, real estate professional and franchise activity, and title and escrow services associated with residential real estate transactions. Certain metrics are more relevant to specific reportable segments due to differences in operating models, and the discussion below is organized by reportable segment to reflect that context. These metrics are presented to explain operating trends and activity levels and are not intended to represent measures of segment financial performance.

In addition to actual results, the following discussion includes the Company's key business metrics on a pro forma basis. Pro forma metrics reflect the combined operations of Compass and Anywhere as if the acquisition had occurred on January 1, 2025, and therefore include Anywhere's results across all periods presented. Because the acquisition actually closed on January 9, 2026, the pro forma metrics for the six months ended June 30, 2026 incorporate Anywhere's results for the first eight days of January 2026 prior to closing.

Brokerage Metrics
The following table summarizes the Brokerage segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Actuals:
Total Transactions	153,009	73,024	252,513	122,146
Gross Transaction Value (in billions)	$155.2	$78.3	$252.6	$130.7
Pro forma:
Total Transactions	153,009	142,504	254,156	241,086
Gross Transaction Value (in billions)	$155.2	$133.9	$253.9	$225.9
Total Transactions
Total Transactions represents the sum of all transactions closed by our Brokerage segment during the periods in which our real estate professional represented the buyer or seller in the purchase or sale of a home. A single transaction is counted twice when our real estate professionals represented both the buyer and the seller. This metric excludes rental transactions. We view Total Transactions as a key measure of the scale of our Brokerage operations, which drives our financial performance.
Total Transactions increased to 153,009 for the three months ended June 30, 2026 and 252,513 for the six months ended June 30, 2026. On a pro forma basis, Total Transactions increased by 10,505, or 7.4%, for the three months ended June 30, 2026, and increased by 13,070, or 5.4% for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma Total Transactions primarily reflects higher market activity for the geographies and markets our owned-brokerage real estate professionals support.
Gross Transaction Value
Gross Transaction Value represents the sum of all closing sale prices for homes transacted by real estate professionals within our Brokerage segment during the periods. The value of a single transaction is counted twice when our real estate professionals represented both the buyer and the seller. This metric excludes rental transactions. We view Gross Transaction Value as a key measure of the scale of our Brokerage operations and the success of our real estate professionals, both of which ultimately impact revenue.
Gross Transaction Value increased to $155.2 billion for the three months ended June 30, 2026, and $252.6 billion for the six months ended June 30, 2026. On a pro forma basis, Gross Transaction Value increased by $21.3 billion, or 15.9%, for the three months ended June 30, 2026, and increased by $28.0 billion, or 12.4%, for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma Gross Transaction Volume was primarily driven by a higher number of transactions completed by our owned-brokerage real estate professionals, as well as a higher average sales price on those transactions.

Franchise Metrics
The following table summarizes the Franchise segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Actuals:
Total Transactions	203,207	8,850	340,554	14,967
Gross Transaction Value (in billions)	$120.0	$8.8	$196.9	$15.1
Net Royalty Per Side	$505	$591	$479	$619
Pro forma:
Total Transactions	203,207	195,821	346,613	339,026
Gross Transaction Value (in billions)	$120.0	$107.4	$200.6	$184.6
Net Royalty Per Side	$505	$479	$477	$472
Total Transactions
Total Transactions represents the sum of all transactions closed by franchisees within our Franchise segment during the periods in which a franchisee real estate professional represented the buyer or seller in the purchase or sale of a home. A single transaction is counted twice when franchisee real estate professionals represented both the buyer and the seller. We view Total Transactions as a key measure of the scale of our Franchise segment, which drives our royalty revenue. This metric excludes any transactions from our international franchisees.
Total Transactions for the Franchise segment increased to 203,207 for the three months ended June 30, 2026 and 340,554 for the six months ended June 30, 2026. On a pro forma basis, Total Transactions for the Franchise segment increased by 7,386, or 3.8%, for the three months ended June 30, 2026, and increased by 7,587, or 2.2% for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma transactions primarily reflects higher market activity for the geographies and markets our franchisees' real estate professionals support.
Gross Transaction Value
Gross Transaction Value represents the sum of all closing sale prices for homes transacted by franchisee real estate professionals within our Franchise segment during the periods presented. The value of a single transaction is counted twice when franchisee real estate professionals represented both the buyer and the seller. We view Gross Transaction Value as a key measure of the scale of our Franchise segment and the success of our franchisees, both of which ultimately impact royalty revenue. This metric excludes any transactions from our international franchisees.
Gross Transaction Value for the Franchise segment rose to $120.0 billion for the three months ended June 30, 2026, and $196.9 billion for the six months ended June 30, 2026. On a pro forma basis, Gross Transaction Value for the Franchise segment increased by $12.6 billion, or 11.7%, for the three months ended June 30, 2026, and increased by $16.0 billion, or 8.7%, for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma Gross Transaction Volume was primarily driven by a higher number of transactions completed by our franchisees' real estate professionals, as well as a higher average sales price on those transactions.
When comparing the Brokerage and Franchise segment results, Franchise Total Transactions exceeds Brokerage Total Transactions, while Franchise Gross Transaction Value is lower than Brokerage Gross Transaction Value. This reflects differences in geographic mix and average home sale prices between the two segments rather than a change in the relative productivity of either. Our owned-brokerage operations are concentrated in major metropolitan markets, which carry higher average home prices, while our franchise network is more broadly distributed across the country, including markets with lower average home prices. As a result, a larger number of franchise transactions can generate lower aggregate transaction value relative to a smaller number of brokerage transactions.

Net Royalty Per Side
Net Royalty Per Side represents the average net royalty revenue earned by our Franchise segment per franchisee transaction side closed during the periods. Net royalty revenue reflects gross royalty revenue earned under our franchise agreements, net of volume incentives and other contractual reductions paid or credited to franchisees. We view Net Royalty Per Side as an indicator of the economic value our Franchise segment generates from each franchisee transaction and the effectiveness of our franchise pricing and incentive structure. This metric excludes any activity from our international franchisees.
Net Royalty Per Side was $505 for the three months ended June 30, 2026 and $479 for the six months ended June 30, 2026. On a pro forma basis, Net Royalty Per Side was $505 and $477 for the three and six months ended June 30, 2026, respectively, representing increases of 5.4% and 1.1% from the prior year periods. These increases were driven by higher average home sale prices from our franchisee's real estate professionals.
Integrated Services Metrics
The following table summarizes the Integrated Services segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Actuals:
Purchase title and escrow transactions	38,406	7,411	63,409	11,298
Refinancing title and escrow transactions	4,202	470	9,520	733
Average title and escrow revenue per transaction	$3,654	$4,869	$3,599	$5,038
Pro forma:
Purchase title and escrow transactions	38,406	36,240	64,577	61,476
Refinancing title and escrow transactions	4,202	3,351	9,729	6,118
Average title and escrow revenue per transaction	$3,654	$3,600	$3,628	$3,551
Purchase Title and Escrow Transactions
Purchase Title and Escrow Transactions represents the number of title insurance policies and escrow settlements completed by our Integrated Services segment during the periods in connection with home purchase transactions. We view Purchase Title and Escrow Transactions as an indicator of the scale of our title and escrow activity tied to residential home purchases and our ability to capture attach opportunities from real estate transactions.
Purchase Title and Escrow Transactions were 38,406 for the three months ended June 30, 2026 and 63,409 for the six months ended June 30, 2026. On a pro forma basis, Title and Escrow Transactions increased by 2,166, or 6.0%, for the three months ended June 30, 2026 and increased by 3,101, or 5.0%, for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma purchase transactions primarily reflects higher transaction volume from businesses acquired by Compass prior to the Anywhere Merger, as well as increased market activity in the geographies served by our integrated services businesses.
Refinancing Title and Escrow Transactions
Refinancing Title and Escrow Transactions represents the number of title insurance policies and escrow settlements completed by our Integrated Services segment during the periods in connection with mortgage refinancing transactions. We view Refinancing Title and Escrow Transactions as an indicator of refinancing activity in the markets we serve, which is influenced by prevailing mortgage interest rates.
Refinancing Title and Escrow Transactions for our Integrated Services segment were 4,202 for the three months ended June 30, 2026 and 9,520 for the six months ended June 30, 2026. On a pro forma basis, Refinancing Title and Escrow Transactions increased by 851, or 25.4%, for the three months ended June 30, 2026 and increased by 3,611, or 59.0%, for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increases in pro forma refinancing transactions primarily reflects lower prevailing mortgage rates year-over-year.
Average Title and Escrow Revenue Per Transaction
Average Title and Escrow Revenue Per Transaction represents the average revenue earned by our Integrated Services segment per title and escrow transaction completed during the periods, calculated as title and escrow revenue divided by the sum of purchasing and refinancing title and escrow transactions. We view Average Title and Escrow Revenue Per Transaction as an indicator of the revenue mix and pricing of our title and escrow services.
Average Title and Escrow Revenue Per Transaction for our Integrated Services segment was $3,654 for the three months ended June 30, 2026 and $3,599 for the six months ended June 30, 2026. On a pro forma basis, Average Title and Escrow Revenue Per Transaction increased by $54, or 1.5%, for the three months ended June 30, 2026 and increased by $77, or 2.2%, for the six months ended June 30, 2026, compared to the prior year periods. The year-over-year increases in pro forma Average Title and Escrow Revenue Per Transaction primarily reflects a year-over-year shift of revenue to markets in which the Company demands a higher price per transaction.

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

Liquidity is also used to service debt. In connection with the Anywhere Merger, substantially all of Anywhere’s outstanding indebtedness was added to our balance sheet, resulting in a significant increase in the Company’s consolidated debt balance starting in 2026. Debt service payments will include interest payments on the Convertible Notes and on the aggregate principal amount outstanding of $2.1 billion of the fixed-rate Secured Notes and Unsecured Notes. The Secured Notes and Unsecured Notes bear a weighted-average interest rate of 6.95% and mature in 2029 and 2030, respectively.

These debt maturities in 2029, 2030, and 2031 totaling approximately $3.1 billion represent a long‑term liquidity consideration, which management will continue to evaluate as part of its capital planning. From time to time, we may seek to repay, refinance, or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.

As described under the header “Real Estate Commission Sell-Side Antitrust Litigation” in Note 11 — “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report, $54 million in remaining settlement payments under the Burnett, Moehrl, and Nosalek cases will be due within 21 business days after all appellate rights are exhausted; the timing is uncertain, but we currently expect this to occur in 2026. Additionally, as described under the header “Real Estate Commission Buy-Side Antitrust Litigation” in Note 11, on February 23, 2026, we agreed to pay $10 million under the Anywhere Opt-In Settlement (and paid $1 million of this obligation in March 2026, following preliminary approval by the court), and on April 2026, we agreed to pay $7 million under the Compass Opt-In Settlement (and paid $1 million of this obligation in June 2026, following preliminary approval by the court). Assuming final court approval of each of the Anywhere and Compass Opt-In Settlements, we currently expect to pay the remaining settlement amounts no earlier than the fourth quarter of 2026 and more likely in 2027.

As of June 30, 2026, we had cash and cash equivalents of $694 million. We maintain a Revolving Credit Facility that is available to us, subject to compliance with a financial covenant and certain other covenants. As of June 30, 2026, the Company had $500 million of borrowing capacity, there were no outstanding borrowings, and $452 million was available, after giving effect to $48 million of letters of credit. As of June 30, 2026, we were in compliance with the financial covenant under the Revolving Credit Facility. See Note 10 — “Debt” to our consolidated financial statements included elsewhere in this Quarterly Report for additional information.

In April 2026, we entered into a multi-party transaction with a company (the “Parent”) that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands to restructure financial obligations of the Parent's predecessor (the “Transaction”). As part of the Transaction, the Company became a 51% holder of Parent's common equity and entered into a 30-month installment payment plan pursuant to which certain outstanding indebtedness owed to the Company will be satisfied.
Additionally, our company and certain funds managed or advised by Angelo, Gordon & Co., L.P. or its affiliates (collectively, “TPG”) entered into an agreement (the “Put Agreement”) under which TPG has the right, but not the obligation (the “Put Right”), to require us to purchase 100% of Parent's senior preferred equity. TPG may exercise the put at any time from the valuation date through the 54-month redemption date, and accordingly the related payment could become due in any period through that date. The payment due on exercise is equal to the amount of TPG's initial investment in the Parent plus a time-based accretion, less distributions received in cash, subject to a cap. We recorded a liability for the Put Right at estimated fair value (the “Put Right liability”) and monitor the potential timing and magnitude of this obligation as part of our liquidity planning. As of June 30, 2026, the estimated fair value of the Put Right liability was $22 million. Refer to Note 6 — “Fair Value of Financial Assets and Liabilities” to the consolidated financial statements included elsewhere in this Quarterly Report for further information on the determination of the Put Right liability's fair value.
We believe we will continue to meet our cash flow needs over the next twelve months through the sources outlined above. The issuance of the Convertible Notes supplements our cash flow from operations, providing additional liquidity to support seasonal working capital needs without reliance on our variable-rate Revolving Credit Facility.
For more information regarding our indebtedness as of June 30, 2026, see Note 10 — “Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$34	$96
Net cash used in investing activities	(366)	(182)
Net cash provided by financing activities	828	39
Net increase (decrease) in cash and cash equivalents	$496	$(47)
Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $34 million. This inflow was primarily driven by net income of $114 million, adjusted for $62 million of net non-cash items, primarily $316 million of depreciation and amortization and $149 million of stock-based compensation, partially offset by a $401 million deferred income tax benefit. These items were partially offset by a $142 million outflow from changes in operating assets and liabilities, which included cash payments for Anywhere merger transaction and integration expenses, as well as payments on liabilities assumed in the Anywhere Merger that became payable after the January 9, 2026 close date.

For the six months ended June 30, 2025, net cash provided by operating activities was $96 million. The inflow was primarily due to a $12 million net loss adjusted for $137 million of non-cash charges, partially offset by cash outflows due to changes in operating assets and liabilities of $29 million.

Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $366 million primarily consisting of $345 million in payments to acquire Anywhere, net of cash acquired, and $22 million of capital expenditures.
During the six months ended June 30, 2025, net cash used in investing activities was $182 million consisting of $171 million in payments for acquisitions, net of cash acquired, $9 million of capital expenditures, and $2 million for an investment in an unconsolidated entity.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $828 million primarily consisting of $977 million in net proceeds from the issuance of the Convertible Notes partially offset by $97 million in cash payments to purchase the capped call transactions related to the Convertible Notes and $79 million in taxes paid related to the net share settlement of equity awards.
During the six months ended June 30, 2025, net cash provided by financing activities was $39 million, primarily consisting of $50 million in net proceeds from drawdowns and partial repayment on the Revolving Credit Facility, $8 million in net proceeds from drawdowns and repayments on the Concierge Facility, and $8 million in proceeds from the exercise of stock options, partially offset by $29 million in taxes paid related to the net share settlement of equity awards.

Contractual Obligations and Commitments
The following table summarizes the material changes to contractual obligations and commitments as of June 30, 2026 resulting from the addition of Anywhere as a result of the merger in January 2026 (amounts in millions):

	Payments Due by Period
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
9.75% Senior Secured Second Lien Notes	$500	$—	$—	$—	$—	$500	$—
7.00% Senior Secured Second Lien Notes	640	—	—	—	—	640	—
5.75% Senior Notes	559	—	—	—	559	—	—
5.25% Senior Notes	449	—	—	—	—	449	—
Interest payments on long-term debt	565	75	149	149	133	59	—
Apple Ridge Securitization	165	—	165	—	—	—	—
Leases (including imputed interest) (1)	392	48	107	79	61	36	61
Purchase obligations (2)	327	44	53	31	15	7	177
Total	$3,597	$167	$474	$259	$768	$1,691	$238
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
Excluding the impact of the contractual obligations and commitments assumed from Anywhere, the most significant change in our contractual obligations and commitments related to issuance of the Convertible Notes in early 2026. Please refer to Note 10 — “Debt” included elsewhere in this quarterly report for further details.
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. We are contingently liable for these escrow and trust deposits totaling approximately $1.3 billion and $300 million as of June 30, 2026 and December 31, 2025, respectively. We did not have any other off-balance sheet arrangements as of or during the periods presented.

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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2026 were $694 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and we do not use derivative financial instruments to manage interest rate risk. Due to the short-term nature of these instruments, changes in interest rates would not have a material impact on their fair value.
We are also subject to interest rate exposure on our Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Our Revolving Credit Facility bears interest at Term SOFR plus an applicable rate between 1.50% and 2.25% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio (as defined in the underlying agreement). As of June 30, 2026, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change in interest expense.

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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2026 includes the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries.

In January 2026, we completed our acquisition of Anywhere Real Estate Inc. and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2026 did not include the internal control over financial reporting specific to Anywhere Real Estate Inc. and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding intangible assets, net and goodwill, Anywhere Real Estate Inc. and its consolidated subsidiaries represented approximately 19% of our consolidated assets as of June 30, 2026 and approximately 44% of our consolidated revenue for the six months ended June 30, 2026.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From April 1, 2026 through August 6, 2026, we offered, sold and issued the following unregistered securities:
(1) On July 2, 2026, we issued 2,467,902 shares of our Class A common stock as an original consideration for an acquisition.
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
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Supplemental Indenture No. 1, dated as of April 29, 2026, to the 0.25% Convertible Senior Notes Indenture.	10-Q	001-40291	4.7	05/08/26

10.1	Amendment No. 1 dated April 30, 2026 to the Revolving Credit and Guaranty Agreement by and among Compass, Inc., the Obligors party thereto, Morgan Stanley Senior Funding, Inc., the Lenders, and Issuing Banks party thereto, dated as of November 17, 2025.	10-Q	001-40291	10.4	05/08/26

10.2	Amendment No. 3 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Compass Concierge, LLC, and Barclays Bank PLC and the lenders party thereto, dated as of April 24, 2026.	10-Q	001-40291	10.6	05/08/26

10.3	Put Agreement dated April 15, 2026.	8-K	001-40291	10.1	4/15/2026

10.4+	Form of Severance and Change in Control Agreement between Compass, Inc. and non-CEO executive officers (Revised May 2026).	10-Q	001-40291	10.9	05/08/26

10.5
22nd Omnibus Amendment, dated as of May 29, 2026, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, and transfer agent and registrar, the Managing Agents party to the Note Purchase Agreement, the Purchasers party to the Note Purchase Agreement, Crédit Agricole Corporate and Investment Bank, as administrative agent and lead arranger, Compass, Inc., as performance guarantor, Bank of America, N.A., as the additional committed purchaser and as the additional managing agent, which amends and conforms the Indenture Supplement, Note Purchase Agreement, Transfer and Servicing Agreement, Purchase Agreement, and Receivables Purchase Agreement.
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

COMPASS, INC.

Date: August 6, 2026	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Scott Wahlers
Scott Wahlers
Chief Financial Officer
(Principal Financial Officer)
i