Form 10-Q
period 2026-09-30
Compass, Inc.
filed 2026-11-06
CIK 1563190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 766,884,741 shares of the registrant’s common stock outstanding.

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
•Ongoing industry antitrust class action litigation or any related regulatory activities;
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
•Our ability to maintain or establish relationships with MLSs, listing providers and third-party listing providers, and attempts by such parties or by other brokerages and agents to impose industry rules or standards or otherwise impair our ability to compete;
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

•The effect of claims, lawsuits, government investigations, and other proceedings, including with respect to our business and marketing strategies, among other matters, and the costs and distraction of pursuing or defending such matters;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Compass, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$841	$199
Accounts receivable, net of allowance of $17 and $4, respectively	201	57
Relocation receivables	222	—
Other current assets	238	61
Total current assets	1,502	317
Property and equipment, net	208	114
Operating lease right-of-use assets	755	381
Intangible assets, net	3,019	193
Goodwill	2,636	479
Other non-current assets	477	56
Total assets	$8,597	$1,540
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$104	$12
Commissions payable	183	95
Accrued expenses and other current liabilities	675	138
Current lease liabilities	199	99
Securitization obligations	184	23
Total current liabilities	1,345	367
Long-term debt	3,141	—
Non-current lease liabilities	643	354
Deferred income taxes	160	—
Other non-current liabilities	161	32
Total liabilities	5,450	753
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.00001 par value, 13,850,000,000 shares authorized at September 30, 2026 and December 31, 2025; 765,476,018 shares issued and outstanding at September 30, 2026; 563,479,423 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	5,695	3,513
Accumulated deficit	(2,555)	(2,731)
Accumulated other comprehensive loss	(1)	—
Total Compass, Inc. stockholders’ equity	3,139	782
Non-controlling interest	8	5
Total stockholders’ equity	3,147	787
Total liabilities and stockholders’ equity	$8,597	$1,540
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,897	$1,846	$10,907	$5,262
Operating expenses:
Commissions and other related expenses	2,921	1,502	8,183	4,293
Sales and marketing	107	59	312	178
Operations and support	426	146	1,253	423
Technology and development	107	67	335	180
General and administrative	72	40	246	101
Anywhere Merger transaction and integration expenses	28	8	245	8
Restructuring costs	4	2	12	14
Depreciation and amortization	145	28	461	86
Total operating expenses	3,810	1,852	11,047	5,283
Income (loss) from operations	87	(6)	(140)	(21)
Investment income	7	2	15	4
Interest expense	(41)	(2)	(119)	(7)
Income (loss) before income taxes and equity in income of unconsolidated entities	53	(6)	(244)	(24)
Income tax benefit	4	—	400	3
Equity in income of unconsolidated entities	6	2	21	5
Net income (loss)	63	(4)	177	(16)
Net income attributable to non-controlling interests	(1)	—	(1)	—
Net income (loss) attributable to Compass, Inc.	$62	$(4)	$176	$(16)
Net income (loss) per share attributable to Compass, Inc., basic	$0.08	$(0.01)	$0.23	$(0.03)
Net income (loss) per share attributable to Compass, Inc., diluted	$0.07	$(0.01)	$0.22	$(0.03)
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic	768,656,546	565,895,221	753,816,272	558,840,800
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., diluted	862,547,977	565,895,221	842,898,625	558,840,800
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$63	$(4)	$177	$(16)
Other comprehensive loss, net of tax:
Currency translation adjustment	—	—	(1)	—
Other comprehensive loss, before tax	—	—	(1)	—
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	—	—	(1)	—
Comprehensive income (loss)	63	(4)	176	(16)
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive income (loss) attributable to Compass, Inc.	$62	$(4)	$175	$(16)
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the three months ended September 30, 2026:
Balances at June 30, 2026	753,281,560	$—	$5,597	$(2,617)	$(1)	$2,979	$8	$2,987
Net income	—	—	—	62	—	62	1	63
Issuance of common stock in connection with business combinations	4,874,763	—	56	—	—	56	—	56
Issuance of common stock upon exercise of stock options	1,898,810	—	9	—	—	9	—	9
Issuance of common stock upon settlement of RSUs, net of taxes withheld	5,191,255	—	(4)	—	—	(4)	—	(4)
Stock-based compensation	—	—	36	—	—	36	—	36
Other	229,630	—	1	—	—	1	(1)	—
Balances at September 30, 2026	765,476,018	$—	$5,695	$(2,555)	$(1)	$3,139	$8	$3,147
For the three months ended September 30, 2025:
Balances at June 30, 2025	523,306,435	$—	$3,404	$(2,684)	$—	$720	$6	$726
Net loss	—	—	—	(4)	—	(4)	—	(4)
Shares issued in connection with the acquisition of Christie’s International Real Estate	28,440,129	—	—	—	—	—	—	—
Issuance of common stock in connection with business combinations	1,234,841	—	11	—	—	11	—	11
Issuance of common stock upon exercise of stock options	933,939	—	3	—	—	3	—	3
Issuance of common stock upon settlement of RSUs, net of taxes withheld	4,446,278	—	(18)	—	—	(18)	—	(18)
Stock-based compensation	—	—	60	—	—	60	—	60
Other	242,037	—	2	—	—	2	(1)	1
Balances at September 30, 2025	558,603,659	$—	$3,462	$(2,688)	$—	$774	$5	$779
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Compass, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
For the nine months ended September 30, 2026:
Balances at December 31, 2025	563,479,423	$—	$3,513	$(2,731)	$—	$782	$5	$787
Net income	—	—	—	176	—	176	1	177
Shares issued in connection with the acquisition of Christie's International Real Estate	3,724,147	—	—	—	—	—	—	—
Anywhere Merger consideration and replacement awards (1)	162,071,915	—	2,067	—	—	2,067	—	2,067
Conversion of legacy Anywhere cash awards	—	—	20	—	—	20	—	20
Purchase of capped call for convertible notes	—	—	(97)	—	—	(97)	—	(97)
Issuance of common stock in connection with business combinations	4,874,763	—	56	—	—	56	—	56
Issuance of common stock upon exercise of stock options	5,376,371	—	26	—	—	26	—	26
Issuance of common stock upon settlement of RSUs, net of taxes withheld	25,248,524	—	(83)	—	—	(83)	—	(83)
Stock-based compensation	—	—	187	—	—	187	—	187
Other	700,875	—	6	—	(1)	5	2	7
Balances at September 30, 2026	765,476,018	$—	$5,695	$(2,555)	$(1)	$3,139	$8	$3,147
For the nine months ended September 30, 2025:
Balances at December 31, 2024	513,143,108	$—	$3,082	$(2,672)	$—	$410	$3	$413
Net loss	—	—	—	(16)	—	(16)	—	(16)
Share Consideration issued and to be issued in connection with the acquisition of Christie’s International Real Estate	28,440,129	—	250	—	—	250	—	250
Issuance of common stock in connection with business combinations	1,633,780	—	14	—	—	14	—	14
Issuance of common stock upon exercise of stock options	3,052,869	—	10	—	—	10	—	10
Issuance of common stock upon settlement of RSUs, net of taxes withheld	11,773,733	—	(47)	—	—	(47)	—	(47)
Stock-based compensation	—	—	150	—	—	150	—	150
Other	560,040	—	3	—	—	3	2	5
Balances at September 30, 2025	558,603,659	$—	$3,462	$(2,688)	$—	$774	$5	$779
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

Compass, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$177	$(16)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	461	86
Stock-based compensation	185	145
Deferred income taxes	(408)	(4)
Equity in income of unconsolidated entities	(21)	(5)
Bad debt expense	12	—
Change in acquisition-related contingent consideration	2	(1)
Amortization of debt issuance costs, premiums, and discounts	2	1
Changes in operating assets and liabilities:
Accounts receivable	(32)	(7)
Relocation receivables	(65)	(12)
Other current and non-current assets	30	(5)
Operating lease right-of-use assets and operating lease liabilities	(10)	(10)
Accounts payable	(4)	—
Commissions payable	47	25
Accrued expenses and other liabilities	(94)	(26)
Net cash provided by operating activities	282	171
Investing Activities
Investment in unconsolidated entities	—	(4)
Capital expenditures	(30)	(10)
Payments for business combinations, net of cash acquired	(443)	(175)
Distributions from equity method investments in excess of cumulative earnings	8	—
Net cash used in investing activities	(465)	(189)
Financing Activities
Proceeds from stock option exercises and Employee Stock Purchase Plan issuances	29	14
Taxes paid related to net share settlement of equity awards	(83)	(47)
Net change in Securitization obligations	18	5
Proceeds from issuance of convertible notes, net of issuance costs	977	—
Purchase of capped call for convertible notes	(97)	—
Proceeds from drawdowns on Revolving Credit Facility	—	70
Repayments of drawdowns on Revolving Credit Facility	—	(70)
Payments for financing leases	(4)	—
Other	(14)	(8)
Net cash provided by (used in) financing activities	826	(36)
Net increase (decrease) in cash and cash equivalents	643	(54)
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Cash and cash equivalents at beginning of period	199	224
Cash and cash equivalents at end of period	$841	$170
Supplemental disclosures of cash flow information:
Cash paid for interest	$102	$5
Income tax payments, net	6	—
Supplemental non-cash information:
Issuance of common stock for business combinations	$2,043	$264
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

Compass, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    Business and Basis of Presentation
Description of the Business
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc.

On January 9, 2026, the Company completed its acquisition of Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), pursuant to the Agreement and Plan of Merger, dated as of September 22, 2025 (“Anywhere Merger Agreement”) by and among the Company, Anywhere, and Velocity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms of the Anywhere Merger Agreement, Merger Sub merged with and into Anywhere, with Anywhere surviving the Merger as a wholly owned subsidiary of the Company (“Anywhere Merger” or the “Merger”). Refer to Note 3 — “Acquisitions” for more details.

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
Certain prior period amounts for 2025 have been reclassified on the condensed consolidated balance sheet and condensed consolidated statements of operations to conform to the current period presentation. On the condensed consolidated balance sheet, Concierge receivables are now presented within Other current assets, as the balance is not material to the combined company. On the condensed consolidated statements of operations, for the three and nine months ended September 30,

2025, the Company reclassified $35 million and $104 million, respectively, of occupancy expenses from its brokerage and integrated services businesses out of Sales and marketing and into Operations and support. The purpose of these reclassifications was to consolidate occupancy expenses into a single line item following the Anywhere Merger. None of these reclassifications affected previously reported net loss, total revenue, or total operating expenses, and they have been applied to all prior periods presented.
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
New Accounting Pronouncements
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates. While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or are anticipated to have minimal impact on the Company's consolidated financial position or results of operations.
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

3.    Acquisitions

Anywhere Real Estate Inc.

On January 9, 2026 (the “Anywhere Closing Date”), the Company completed the Anywhere Merger contemplated by the Anywhere Merger Agreement with Anywhere and Merger Sub. Pursuant to the Anywhere Merger Agreement and subject to its terms and conditions, Merger Sub merged with and into Anywhere, with Anywhere surviving as a wholly owned subsidiary of the Company. In connection with the Anywhere Merger, the Company acquired all outstanding shares of Anywhere common stock in a stock-for-stock transaction. Holders of Anywhere common stock received 1.436 shares of Compass Class A common stock for each share of Anywhere common stock, and the Company issued 162.1 million shares of its Class A common stock (“Anywhere Share Consideration”).

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

The following table summarizes the preliminary allocation of consideration transferred to the estimated fair values of the net assets acquired by the Company as of the acquisition date (in millions):

Amount
Cash and cash equivalents	$157
Accounts receivable	121
Relocation receivables	157
Other current assets	164
Property and equipment	142
Operating lease right-of-use assets	314
Intangible assets	3,035
Goodwill	2,081
Other non-current assets	431
Total assets	6,602
Accounts payable	(89)
Accrued expenses and other current liabilities (1)	(597)
Commissions payable	(36)
Current lease liabilities	(79)
Securitization obligations - current	(143)
Non-current lease liabilities	(256)
Other non-current liabilities (1)	(103)
Long-term debt (2)	(2,166)
Deferred income taxes	(561)
Total liabilities	(4,030)
Non-controlling interest	(3)
Net assets	$2,569
(1)In connection with the Anywhere Merger, the Company assumed Anywhere's defined benefit pension plan, including an accumulated benefit obligation of $89 million and plan assets with a fair value of $80 million, resulting in an unfunded accumulated benefit obligation of $9 million, which was recorded in Accrued expenses and other current liabilities and Other non-current liabilities in the condensed consolidated balance sheet. The defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. Expense related to this plan for the year ending December 31, 2026 is expected to be immaterial.
(2)Refer to Note 10 — “Debt” for details of the long-term debt acquired as part of the transaction.

The fair value of identified intangible assets and their respective useful lives as of the time of acquisition were as follows (in millions):

	Amount	Useful Life
Trademarks	$649	Indefinite
Developed technology	195	2-5 years
Franchise agreements	1,110	7 years
Customer relationships - Relocation	30	5-7 years
Customer relationships - Agent network	960	5 years
Pending transactions and listings	32	4-5 months
Title plants	59	Indefinite
Total intangible assets	$3,035

The intangible assets above were recorded at fair value in accordance with the acquisition method of accounting. The Company applied the multi-period excess earnings method to value the customer relationships, franchise agreements, and agent network intangible assets, the relief from royalty method to value the trademarks, and title plants, and the replacement cost method to value the developed technology. These valuations required significant judgment, estimates, and assumptions, including discount rates, revenue growth rates, projected margins, customer retention rates, royalty rates, estimated reproduction costs, and obsolescence factors. Definite-lived intangible assets are amortized over their estimated useful lives using a pattern that reflects the timing of the economic benefits expected to be derived. Indefinite-lived intangible assets are initially recorded at fair value and are not amortized. They are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributable to expected monetization opportunities from the combined company's current and future offerings and the value of the assembled workforce.

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

Anywhere Merger Transaction and Integration Expenses

In connection with the Anywhere Merger, the Company incurred approximately $28 million and $245 million in merger and integration costs during the three and nine months ended September 30, 2026, respectively. These costs consisted of legal, investment banking, and other transaction-related costs, as well as severance and other personnel-related costs, and other integration costs related to the integration of systems, technologies, and other processes, all of which were expensed as incurred. Included in these amounts is $64 million in stock-based compensation for the nine months ended September 30, 2026, primarily related to the acceleration of certain Anywhere awards that were converted to equity awards of the Company in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees. All such expenses are presented within the Anywhere Merger transaction and integration expenses line of the condensed consolidated statements of operations.

The following table summarizes the total costs incurred in connection with the Anywhere Merger during the three and nine months ended September 30, 2026 (in millions):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Legal, investment banking and other transaction-related expenses	$—	$43
Severance-related personnel costs (1)	9	84
Stock-based compensation expense	—	64
Integration-related costs	19	54
Total Anywhere Merger transaction and integration expenses	$28	$245
(1)As of September 30, 2026, the Company had $28 million of unpaid severance costs related to the Anywhere Merger recorded within Accrued expenses and other current liabilities on its condensed consolidated balance sheet. The Company expects to recognize an additional $16 million of severance and retention charges related to previously actioned role eliminations over the remainder of the year ending December 31, 2026, reflecting certain employees' remaining required service periods.

The Company incurred $18 million of additional transaction-related expenses during the second half of 2025.

The results of operations of the Anywhere Merger have been included in the Company’s condensed consolidated financial statements since the acquisition date of January 9, 2026. For the period from the acquisition date through September 30, 2026, the acquired business contributed revenue of $4,876 million and a net loss of $297 million.
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
The total consideration transferred was $403 million, which included $153 million in cash and $250 million in Company Class A common stock (the “CIRE Share Consideration”) based on its fair value at the acquisition date. In January 2026, the CIRE Share Consideration was finalized and the Company delivered 3.7 million shares and will deliver an additional total of 6.8 million shares in two equal installments in January 2027 and 2028 to certain sellers. These shares are incremental to 28.4 million shares that were issued as CIRE Share Consideration during the year ended December 31, 2025.
Refer to the Company's 2025 Form 10-K for a discussion of the allocation of purchase price, accounting policies and valuation methodologies applied to the intangible assets acquired in the CIRE Merger.
Of the total Goodwill recorded for this acquisition, $211 million is deductible for tax purposes.
Other Acquisitions
During the three months ended September 30, 2026, the Company acquired 100% of the equity interests in four Sotheby’s International Realty franchisees and converted them to company-owned brokerage operations (the “Conversions”). The Company has accounted for the Conversions as business combinations.
The total consideration for the Conversions completed during the three months ended September 30, 2026 was $238 million, primarily comprised of: (i) $98 million of cash paid at or near closing, net of $12 million of cash acquired; (ii) $55 million of the Company's Class A common stock issued at closing; (iii) an estimated $20 million of deferred purchase price consideration to be paid in cash or the Company's Class A common stock at a later date; and (iv) $43 million of amounts payable in cash or Class A common stock, contingent on the respective businesses achieving certain earnings-based targets through 2028. $18 million of deferred purchase price consideration and $20 million of contingent consideration was recorded within Accrued expenses and other current liabilities and $2 million of deferred purchase price and $23 million of contingent consideration was recorded within Other non-current liabilities on the condensed consolidated balance sheet. The range of undiscounted amounts the Company could pay related to contingent consideration is between zero and $57 million.
The fair value of the assets acquired and the liabilities assumed primarily resulted in the recognition of $76 million of goodwill, $64 million of ROU lease assets, $14 million of current lease liabilities, $50 million of non-current lease liabilities, and $156 million of intangible assets related to customer relationships, which are being amortized over the estimated useful life of approximately five years. Goodwill represents the expected synergies from combining the acquired assets and the operations of the Company and the value of the assembled workforce.
The Company has recorded preliminary purchase price allocations and expects to finalize them within each applicable one-year measurement period.
Approximately $16 million of the goodwill recorded during the three months ended September 30, 2026 is deductible for tax purposes. The amount of tax-deductible goodwill may increase in the future to approximately $54 million dependent on the payment of certain contingent consideration arrangements.
The converted entities' results have been included in the Company's consolidated financial statements from the respective conversion dates onward. For the three months ended September 30, 2026, the Conversions contributed an incremental $141 million in revenue and $4 million in net income.

Pro Forma Information

The below presents the Company’s pro forma results as if the Anywhere Merger and the Conversions had occurred on January 1, 2025 (in millions):

	Pro Forma
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenue	$4,008	$3,721	$11,566	$10,486
Net income (loss)	50	(35)	(243)	100
The unaudited pro forma results assume the Anywhere Merger and the Conversions occurred on January 1, 2025. The pro forma results include adjustments for debt extinguishment costs, compensation expense for accelerated awards, additional amortization of acquired finite-lived intangible assets, and the related tax effects. In addition, the $407 million income tax benefit from the release of valuation allowance on certain deferred tax assets, which resulted from deferred tax liabilities established in connection with the Anywhere Merger and the Conversions, is reflected in the first quarter of 2025, the period in which the transactions are assumed to have been completed. The pro forma information does not purport to represent what the Company’s actual results of operations would have been had the Anywhere Merger and the Conversions occurred on January 1, 2025, nor does it purport to predict the results of operations for future periods.
Other Acquisition-Related Arrangements
In connection with the Company’s past acquisitions, certain amounts paid or to be paid to selling shareholders are subject to clawback and forfeiture dependent on certain employees and real estate professionals providing continued service to the Company. These retention-based payments are accounted for as compensation for future services and the Company recognizes the expenses over the service period. For the three and nine months ended September 30, 2026, the Company recognized expense of $1 million and $3 million, respectively, within Operations and support in the condensed consolidated statements of operations related to these arrangements. For the three and nine months ended September 30, 2025, the Company recognized expense of $1 million within Operations and support in the condensed consolidated statements of operations related to these arrangements.

4.    Revenue Recognition
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the revenue accounting standard. The Company's revenue disaggregated by major revenue categories and by reportable segment is presented in the tables below (in millions):

	Three Months Ended September 30,
	Brokerage		Franchise		Integrated Services		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Gross commission income (1)	$3,567	$1,795	$—	$—	$—	$—	$3,567	$1,795
Service revenue (2)	—	—	—	—	192	36	192	36
Franchise fees (3)	—	—	108	8	—	—	108	8
Other (4)	11	7	14	—	5	—	30	7
Total revenue	$3,578	$1,802	$122	$8	$197	$36	$3,897	$1,846

	Nine Months Ended September 30,
	Brokerage		Franchise		Integrated Services		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Gross commission income (1)	$9,967	$5,126	$—	$—	$—	$—	$9,967	$5,126
Service revenue (2)	—	—	—	—	540	97	540	97
Franchise fees (3)	—	—	301	21	—	—	301	21
Other (4)	38	17	46	1	15	—	99	18
Total revenue	$10,005	$5,143	$347	$22	$555	$97	$10,907	$5,262
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
International Franchisees
The Company utilizes a direct franchising model and master franchise model outside of the U.S. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee (“ADF”) and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the condensed consolidated balance sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25-year life of the related franchise agreement as consideration for the right to access and benefit from the Company’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.
In connection with the Anywhere Merger, the Company assumed $49 million of deferred revenue liabilities related to the acquired franchise business, primarily consisting of the ADFs that are recognized as franchise revenue over a 25-year period. During the nine months ended September 30, 2026, the Company recognized $69 million in additional deferred revenue partially offset by $64 million of revenue recognized from various sources including brand marketing fees. The Company earns the brand marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. Brand marketing fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The outstanding balance for deferred revenue was $54 million as of September 30, 2026 related to the Anywhere franchise business.
Integrated Services
The Company provides incremental services related to a real estate transaction, including title and escrow and settlement services to consumers, real estate companies, corporations and financial institutions. These services relate to the closing of home purchases and refinancing of home loans and therefore, title revenues, title and escrow fees, and closing service fees are recorded at the time a real estate transaction or refinancing closes.
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
In April 2026, the Company entered into a multi-party transaction with a company (the “Franchisee Parent”) that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands to restructure financial obligations of the Franchisee Parent's predecessor (the “Transaction”). As part of the Transaction, the Company became a 51% holder of Franchisee Parent's common equity and entered into a 30-month installment payment plan pursuant to which certain outstanding indebtedness owed to the Company will be satisfied.
Because certain substantive rights held by other shareholders party to the Transaction limit the Company's ability to direct Franchisee Parent's most significant activities, the Company does not control Franchisee Parent and accounts for its investment under the equity method. As of September 30, 2026, the carrying value of the equity method investment was $22 million.
Additionally, the Company and certain funds managed or advised by Angelo, Gordon & Co., L.P. or its affiliates (collectively, “TPG”) entered into an agreement (the “Put Agreement”) under which TPG has the right, but not the obligation (the “Put Right”), to require the Company to purchase 100% of Franchisee Parent's senior preferred equity at a price determined by a formula set forth in the Put Agreement. The Company recorded the Put Right as a liability at fair value, which was $22 million as of September 30, 2026 (the “Put Right liability”). Refer to Note 6 — “Fair Value of Financial Assets and Liabilities,” for further information on determination of the Put Right's fair value.
As of September 30, 2026, the Company had various equity method investments totaling $204 million recorded on the Other non-current assets line on the accompanying condensed consolidated balance sheet. Although the Company holds certain governance rights in these unconsolidated entities, it lacks controlling financial interests in these investments.
The Company's equity method investment balances at September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026	December 31, 2025
Mortgage joint ventures (1)	$75	$14
Title insurance underwriter joint venture (2)	66	—
Brokerage equity method investments (3)	55	—
Other equity method investments (4)	8	3
Total equity method investments	$204	$17
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
(2)Represents the Company's 22% equity interest in a title insurance underwriter joint venture, acquired in connection with the Anywhere Merger, and held within the Integrated Services segment.
(3)Includes the Company's various other equity method investments held within the Brokerage segment. These investments include the Company's 50% owned interest in an unconsolidated joint venture (Concierge Auctions) with Sotheby's, as well as the Company's 51% common equity interest in a company that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands.
(4)Includes the Company's various other equity method investments held within the Integrated Services segment.

During the nine months ended September 30, 2026 and 2025, the Company received distributions from equity method investments of $11 million and $3 million, respectively, classified as operating activities (return of earnings). During the nine months ended September 30, 2026, the Company also received $8 million of distributions classified as investing activities (return of investment). These distributions primarily relate to equity method investments acquired in the Anywhere Merger. Because the Company’s cumulative equity in earnings of these investments is measured from the Anywhere Closing Date, distributions received in excess of earnings recognized since the Merger are classified as returns of investment, even though they are paid from the investees’ earnings.

The Company recorded equity in income from its equity method investments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage joint ventures	$1	$2	$14	$3
Title insurance underwriter joint venture	1	—	(1)	—
Brokerage equity method investments	2	—	4	—
Other equity method investments	2	—	4	2
Equity in income of unconsolidated entities	$6	$2	$21	$5

6.    Fair Value of Financial Assets and Liabilities
Level 1 Financial Instruments
The Company’s cash and cash equivalents of $841 million and $199 million as of September 30, 2026 and December 31, 2025, respectively, are held in cash, money market funds, and U.S. treasury bills with original maturities of three months or less at the date of purchase. Money market funds and U.S. treasury bills are classified as Level 1 within the fair value hierarchy because they are valued using quoted prices in active markets for identical assets. These are the Company's only Level 1 financial instruments.
Level 2 Financial Instruments
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, as of September 30, 2026 (in millions). These are the Company’s only Level 2 financial instruments.

	September 30, 2026
	Principal Amount	Estimated Fair Value (1)
9.75% Senior Secured Second Lien Notes	$500	$525
7.00% Senior Secured Second Lien Notes	640	629
5.75% Senior Notes	559	538
5.25% Senior Notes	449	415
0.25% Convertible Senior Notes	1,000	904
(1)The fair value of the Company's indebtedness is categorized as Level 2.
Level 3 Financial Instruments
The Company’s Level 3 financial liabilities relate to acquisition-related contingent consideration arrangements and a Put Right liability.
Contingent consideration represents obligations of the Company to transfer cash or the Company’s common stock to the sellers of certain acquired entities in the event that certain targets and milestones are met. For certain contingent consideration liabilities, the Company estimated fair value using a Monte Carlo simulation, which is based on inputs such as forecasted future results of the acquired businesses, which are not observable in the market, discount rates and earnings volatility measures. For contingent consideration arrangements related to the Conversions completed during the three months ended September 30, 2026, the Company estimated fair value using a probability-weighted expected payment approach, which considers management’s assessment of the likelihood of achieving the applicable targets and milestones, discounted to present value.

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
The Company has not presented certain quantitative information regarding the unobservable inputs utilized to measure contingent consideration liabilities or the Put Right liability given changes in these assumptions have not and are not expected to materially impact the Company’s operating results during 2026 or in future periods. Changes in the fair value of Level 3 contingent consideration liabilities are included within Operations and support expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, there were no material changes in the fair value of the Put Right liability.
A reconciliation of the opening balances to closing balances of the Company's Level 3 financial liabilities is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Opening balance	$53	$31	$31	$31
Contingent consideration	43	2	44	6
Issuance of the Put Right liability	—	—	22	—
Payments	(2)	(1)	(5)	(4)
Changes in fair value included in net income (loss)	—	—	2	(1)
Closing balance	$94	$32	$94	$32
The Company’s contingent consideration liabilities were $72 million and $31 million as of September 30, 2026 and December 31, 2025, respectively. The Company's Put Right liability was $22 million as of September 30, 2026. Balances of Level 3 financial liabilities as of September 30, 2026 and December 31, 2025 were presented within the condensed consolidated balance sheets as follows (in millions):

	September 30, 2026	December 31, 2025
Accrued expenses and other current liabilities	$33	$7
Other non-current liabilities	61	24
Total Level 3 financial instruments	$94	$31
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

7.    Leases
The components of lease costs for operating leases, inclusive of leases assumed as a part of the Anywhere Merger, for the three and nine months ended September 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$55	$26	$160	$80
Short-term lease costs	2	1	11	2
Sublease income	(4)	(1)	(6)	(4)
Variable lease costs	16	10	47	29
Total	$69	$36	$212	$107

The Company has a small population of subleases whereby it acts as a lessor and has recognized sublease income as noted in the table above. The impact of this portfolio is not material to the condensed consolidated financial statements.
For the three months ended September 30, 2026 and 2025, the Company recognized costs related to operating leases, net of sublease income, of $67 million and $35 million, respectively, in Operations and support and $2 million and $1 million, respectively, in General and administrative in the condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized costs related to operating leases, net of sublease income, of $206 million and $104 million, respectively, in Operations and support and $6 million and $3 million, respectively in General and administrative in the condensed consolidated statements of operations.
In connection with the Anywhere Merger, the Company acquired finance lease assets which represent equipment leases which primarily consist of furniture, computers and other office equipment. During the three and nine months ended September 30, 2026, the Company recognized $1 million and $9 million, respectively, of expense related to its finance lease assets.

Supplemental balance sheet information related to the Company's leases was as follows (in millions):

Lease Type	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$755	$381
Finance lease assets	Property and equipment, net	6	—
Total lease assets, net		$761	$381
Liabilities:
Current:
Operating lease liabilities	Current lease liabilities	$195	$99
Finance lease liabilities	Current lease liabilities	4	—
Non-current:
Operating lease liabilities	Non-current lease liabilities	641	354
Finance lease liabilities	Non-current lease liabilities	2	—
Total lease liabilities		$842	$453

The following table represents the weighted-average remaining lease term and discount rate for the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	4.8	5.1
Finance leases	2.1	0.0
Weighted average discount rate:
Operating leases	6.1%	6.1%
Finance leases	5.5%	—%

Future undiscounted lease payments for the Company’s operating and finance lease liabilities are as follows as of September 30, 2026 (in millions):

	Operating Leases	Finance Leases	Total
Remaining 2026	$63	$1	$64
2027	249	4	253
2028	211	1	212
2029	171	—	171
2030	113	—	113
Thereafter	183	—	183
Total future lease payments	990	6	996
Less: imputed interest	154	—	154
Present value of lease liabilities	$836	$6	$842

Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179	$96
Financing cash flows from finance leases	4	—

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$142	$54
Finance leases	2	—

As of September 30, 2026, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $56 million payable through 2038, which have been excluded from above.

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
In connection with the Anywhere Merger, the Company also allocated the acquired goodwill to the reporting units. During the nine months ended September 30, 2026, the Company continued to refine its purchase accounting for the Anywhere Merger, as permitted under the measurement period provided by ASC 805, Business Combinations. This included the refinement of how the acquired goodwill from the Anywhere Merger was allocated to the Company's reportable segments.
Changes in the carrying amount of Goodwill by reportable segment were as follows (in millions):

	Brokerage	Franchise	Integrated Services	Total
Reallocation of goodwill at the Reorganization Date	$438	$11	$30	$479
Goodwill acquired in Anywhere Merger	1,102	893	73	2,068
Measurement period adjustments related to the Anywhere Merger	438	(383)	(42)	13
Conversions completed during the three months ended September 30, 2026 (1)	76	—	—	76
Balance at September 30, 2026	$2,054	$521	$61	$2,636
(1)Refer to Note 3 — “Acquisitions” for more information.
Intangible Assets
The following tables summarize the carrying amounts and accumulated amortization of intangible assets (in millions, except weighted-average remaining useful life):

	September 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise-related intangibles	6-7 years	$1,164	$(128)	$1,036	6.2
Customer relationships (1)	3-9 years	1,431	(337)	1,094	4.4
Acquired technology	2-5 years	230	(64)	166	3.9
Trademarks	2-9 years	39	(24)	15	3.0
Indefinite-lived intangible assets:
Trademarks		649	—	649
Title plants		59	—	59
Total		$3,572	$(553)	$3,019
(1)For more information on the increase of the gross carrying amount of customer relationships during the third quarter, refer to Note 3 — “Acquisitions”.

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Value	Weighted Average Remaining Useful Life (Years)
Finite-lived intangible assets:
Franchise agreements	6 years	$42	$(7)	$35	5.0
Customer relationships	3-9 years	285	(164)	121	4.7
Acquired technology	2-5 years	35	(19)	16	1.0
Trademarks	2-9 years	39	(18)	21	3.3
Total		$401	$(208)	$193

Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $121 million and $377 million, respectively, and $19 million and $55 million, respectively.
The weighted average remaining useful life of all finite-lived intangible assets as of September 30, 2026 is 5.2 years. Estimated future amortization expense for finite-lived intangible assets as of September 30, 2026 is as follows (in millions):

Total
Remaining 2026	$123
2027	472
2028	457
2029	448
2030	444
Thereafter	367
Total	$2,311

9.    Other Current Assets and Accrued Expenses and Other Current Liabilities

Other current assets consisted of (in millions):

	September 30, 2026	December 31, 2025
Prepaid contracts and other prepaid expenses	$103	$16
Prepaid agent incentives	43	9
Concierge receivables	37	25
Franchise incentives	30	1
Other	25	10
Total other current assets	$238	$61

Accrued expenses and other current liabilities consisted of (in millions):

	September 30, 2026	December 31, 2025
Accrued payroll and related employee costs	$213	$65
Accrued litigation settlements	69	—
Accrued interest	63	—
Accrued merger-related severance costs	28	—
Accrued expenses	146	40
Contingent consideration	33	7
Other	123	26
Total accrued expenses and other current liabilities	$675	$138
10.    Debt
The Company's indebtedness consists of a financing facility, two securitization facilities, and outstanding secured, unsecured, and convertible senior notes, each described below. The Company was in compliance with all related covenants under these borrowing arrangements as of September 30, 2026. The following table summarizes these borrowing arrangements as of September 30, 2026 (in millions, except interest rates and expiration dates):

	Interest Rate	Expiration Date	Principal Amount	Unamortized Fair Value Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)		November 2030	$—	*	$—

Long-term Debt:
9.75% Senior Secured Second Lien Notes	9.75%	April 2030	$500	$(37)	$537
7.00% Senior Secured Second Lien Notes	7.00%	April 2030	640	(4)	644
5.75% Senior Notes	5.75%	January 2029	559	8	551
5.25% Senior Notes	5.25%	April 2030	449	17	432
0.25% Convertible Senior Notes	0.25%	April 2031	1,000	23	977
Total Long-term debt			$3,148	$7	$3,141

Securitization Obligations: (2)
Concierge Facility		January 2028	$24	*	$24
Apple Ridge Securitization		May 2027	160	*	160
Total Securitization obligations			$184		$184

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

Maturities Table
As of September 30, 2026, the combined aggregate amount of future maturities for long-term debt are as follows (in millions):

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
The Company has the option to repay the Company’s borrowings, and to permanently reduce the commitments in whole or in part, under the Revolving Credit Facility without premium or penalty. As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility and outstanding letters of credit under the Revolving Credit Facility totaled $48 million. As of September 30, 2026, the Company had $452 million available to be drawn under its Revolving Credit Facility.
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

Senior Secured Second Lien Notes
Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company’s condensed consolidated financial statements. The Secured Notes mature on April 15, 2030 and bear interest payable semiannually in arrears on April 15 and October 15 of each year. As of September 30, 2026, the principal outstanding under 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes were $500 million and $640 million, respectively.
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
Senior Unsecured Notes
Following the Anywhere Merger, the 5.75% Senior Notes and 5.25% Senior Notes (together, the “Unsecured Notes”) continued as obligations of the Anywhere issuers and are reflected in the Company's condensed consolidated financial statements. The 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on January 15 and July 15. The 5.25% Senior Notes mature on April 15, 2030 with interest on such notes payable each year semiannually on April 15 and October 15. As of September 30, 2026, the principal outstanding under 5.75% Senior Notes and the 5.25% Senior Notes were $559 million and $449 million, respectively.
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
0.25% Convertible Senior Notes
In connection with the Anywhere Merger, on January 9, 2026 the Company issued $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”). The Convertible Notes will mature on April 15, 2031, unless earlier repurchased, converted or redeemed. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of Class A common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the notes. Upon conversion, the Company may choose to pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock.
Additionally, the Company also entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $23.68 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock on January 7, 2026, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. The Company paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs. The Capped Call Transactions are equity-classified, are not remeasured each reporting period, and are recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheet.
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
Borrowings under the Concierge Facility bear interest at the term SOFR rate plus a margin of 2.50%. The two year commitment fee is 0.35% if the Concierge Facility is utilized greater than 50% and 0.50% if the Concierge Facility is utilized less than 50%. On August 1, 2025, the revolving period under the Concierge Facility was extended to July 31, 2027. The interest rate on the drawn down balance of the Concierge Facility was 6.54% as of September 30, 2026. Pursuant to the Concierge Facility, the principal amount, if any, is payable in full in January 2028, unless earlier terminated or extended.
The Company has the option to repay the borrowings under the Concierge Facility without premium or penalty prior to maturity. The Concierge Facility contains customary affirmative and negative covenants. Additionally, in the event that the Company fails to comply with certain financial measures tied to liquidity and leverage or other specified requirements, the lenders may cause the commitments under the Concierge Facility to automatically be reduced to zero and require the Company to repay any outstanding loans under the Concierge Facility. In April 2026, the Concierge Facility was amended to align the leverage-related financial measure under the Concierge Facility with the Total Net Leverage Ratio financial covenant applicable under the Revolving Credit Facility.
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
Apple Ridge Funding LLC
The Company, through certain subsidiaries, including certain consolidated special purpose entities, maintains a relocation securitization program (the “Apple Ridge Securitization”) to securitize relocation receivables and related assets. Borrowings under the Apple Ridge facility currently bear interest, depending on the lender, at either the CP Rate (which represents the variable cost of commercial paper issued by the lenders to fund the facility) or SOFR plus a margin of 0.1%. Additionally, a program fee of 1.80% and an unused fee of 0.90% are incurred. The one year renewal fee is 0.15%. The securitization obligations represent floating rate debt for which the interest rate on the drawn down balance of the Apple Ridge facility was 5.95% as of September 30, 2026.

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
As of September 30, 2026, the Company had $200 million of borrowing capacity under the Apple Ridge Securitization program with $160 million being utilized, leaving $40 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
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
Certain of the funds that the Company receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $220 million of underlying relocation receivables and other related relocation assets at September 30, 2026. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of the Company's securitization obligations are classified as current in the accompanying condensed consolidated balance sheets. As a result of the Anywhere Merger, the Company acquired $8 million of restricted cash, which serves as part of the collateral for the securitization obligations described above and is included in Other current assets on the condensed consolidated balance sheet. As of September 30, 2026, restricted cash related to these collateralized assets totaled $5 million. Changes in restricted cash during the period are reflected in operating activities on the condensed consolidated statements of cash flows.
Interest incurred in connection with borrowings under the facility amounted to $3 million and $7 million for the three and nine months ended September 30, 2026, respectively. This interest expense is recorded within Revenue in the accompanying condensed consolidated statements of operations as related borrowings are utilized to fund the Company's relocation operations where interest is generally earned on such assets.
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
In October 2023, Anywhere agreed to a settlement, on a nationwide basis, of all claims asserted or that could have been asserted against Anywhere in the Burnett, Moehrl and Nosalek cases, including claims asserted on behalf of home sellers in similar matters (the “Anywhere Settlement”) and the court granted final approval of the Anywhere Settlement on May 9, 2024. The final approval has been appealed by several parties, including a plaintiff class member from the Batton I buy-side case (described below), specifically claiming that the release in the Anywhere Settlement should not release any buy-side claims that sellers may also have. On September 15, 2026, the Eighth Circuit Court of Appeals affirmed the grant of final approval of the Anywhere Settlement.
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
Under the terms of the nationwide Anywhere Settlement, which was entered into prior to the closing of the Anywhere Merger, Anywhere agreed to injunctive relief (including practice changes) as well as monetary relief of $84 million, of which $30 million has been paid and the remaining $54 million will be due within 21 business days after all appellate rights are exhausted. While the timing of this payment is uncertain, the Company currently expects the payment to occur no earlier than the first quarter of 2027.
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
On March 21, 2024, the Company entered into a settlement agreement to resolve Gibson on a nationwide basis (the “Compass Settlement”). The Compass Settlement resolves all claims in these cases and similar claims in other lawsuits alleging claims on behalf of sellers on a nationwide basis against the Company, including all of its subsidiary company-owned brokerages and franchise-affiliated brokerages, and their affiliated agents (collectively, the “Claims”) and releases them from the Claims. Under the Compass Settlement, the Company agreed to pay $58 million and make certain changes to its business practices. The Company’s motion for final approval of the Compass Settlement was granted on October 31, 2024. The final approval ruling was appealed by certain class members that objected to the Compass Settlement, including but not limited to plaintiffs in the March and Friedman matters, referenced above, and the Batton II matter referenced below. The Eighth Circuit Court of Appeals affirmed the grant of final approval of the Compass Settlement on September 1, 2026. The March and Friedman cases were dismissed with prejudice as to the Company and its subsidiaries subsequent to the Eighth Circuit's affirmance. Grace, Fierro, and Whaley have not been dismissed as to the Company. No further amounts are due under the Compass Settlement.
The Company does not expect the terms of the Compass Settlement, the Anywhere Settlement, or the process of moving to enforce the settlements nationwide to have a material impact on its future operations.
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
Tuccori v. At World Properties, et al., (N.D. Ill.), No. 1:24-CV-00150 (“Tuccori”), is a case that consolidated several purported class actions filed by home buyers. On October 15, 2025, the court in Tuccori granted preliminary approval of a nationwide settlement entered by several real estate brokerages related to the home buyer claims (“Tuccori Settlement”). The Tuccori Settlement, as preliminarily approved by the court on October 15, 2025, included an opt-in procedure under which other companies subject to home buyer claims could opt into the Tuccori Settlement, subject to preliminary and final court approval of such an opt-in settlement. On February 22, 2026, Anywhere opted into the Tuccori Settlement via a nationwide Opt-In Settlement Agreement (“Anywhere Opt-In Settlement” with Anywhere being an “Opt-In Settlor”). On February 23, 2026, the Tuccori plaintiffs filed a motion for preliminary approval of the Anywhere Opt-In Settlement and several other opt-in settlements by other real estate brokerages. Anywhere agreed to pay $10 million under the Anywhere Opt-In Settlement (which was properly reserved at December 31, 2025), and paid $1 million of this obligation in March 2026. The Anywhere Opt-In Settlement received preliminarily court approval on March 6, 2026 and, if finally approved by the court and sustained on any appeal, will release Anywhere and all of its respective past, present, and future direct and indirect parents (including holding companies), subsidiaries, related entities and affiliates, associates (all as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934), predecessors, and successors, and all of their respective franchisees, and sub-franchisors from any and all state and federal claims regardless of the cause of action arising from or related to conduct that was or could have been alleged in the Tuccori Case or against Opt-In Settlor in the Batton Case (as described in the prior paragraph) based on any or all of the same factual predicates as those claims, including but not limited to claims based on antitrust laws, consumer protection or other state laws, and/or anticompetitive conduct relating to the commissions negotiated, offered, obtained, or paid to brokerages, or the impact of the foregoing on the purchase price, in connection with the purchase or sale of residential real estate. Certain Batton I plaintiffs have lodged challenges to the Anywhere Opt-In Settlement, both before the Batton I Court and before the Tuccori Court, including appeals of rulings adverse to their challenges. By order dated April 16, 2026, the Batton I Court stayed all discovery and struck the pending discovery deadline pending resolution of the issues surrounding the Anywhere Opt-In Settlement in Tuccori. Subsequently, by order dated May 29, 2026, the Batton I Court stayed that entire case after the Company and other defendants received preliminary approval of settlements they entered in Tuccori. A final approval hearing for the Tuccori settlements (including the Compass Tuccori settlement set forth below) was held on November 2, 2026. The court will issue a written opinion at some point in the future.
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
McFall v. Canadian Real Estate Association, et al., Federal Court, Canada, Court File No. T-119-24 is a putative class action, filed on January 18, 2024, in which plaintiff alleges that Coldwell Banker Canada, amongst other brokers, franchisors, Regional Real Estate Boards and the Canadian Real Estate Board conspired to fix the price of buyer brokerage services in violation of civil and criminal statutes. On March 14, 2024, the court entered an order functionally staying the matter pending further order of the court. The Company believes the court will reexamine this order upon conclusion of the appeal in a previously filed matter, called Sunderland, involving similar allegations but different parties. On October 14, 2026, the court ruled on the Sunderland appeal, finding that the claims against brokerages and associations could proceed, but claims against franchisors could not.
Other Antitrust Litigation
Homie Technology v. National Association of Realtors, et al., No. 2:24CV00616 (D. Utah) (“Homie”), filed on August 22, 2024, names the National Association of Realtors, Anywhere, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of the rules of the National Association of Realtors governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. Anywhere’s motion to dismiss was granted and the action was dismissed with prejudice by the court on July 15, 2025. Homie filed a notice of appeal of the dismissal on August 7, 2025. The order dismissing the case was affirmed on appeal on August 11, 2026.
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
Securities Litigation
On October 7, 2026, a putative class action captioned Magloire v. Compass, Inc., et al., No. 1:26-cv-08885, was filed in the U.S. District Court for the Southern District of New York against the Company and certain individual defendants, including current and former officers and directors of the Company. The complaint asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of former Anywhere stockholders who acquired the Company's common stock in connection with the January 2026 Anywhere Merger, alleging that the registration statement and prospectus for the Merger contained materially false and misleading statements and omissions regarding the regulatory review process and related risks. The plaintiff seeks unspecified monetary damages, equitable relief, including rescission or disgorgement, and attorney's fees and costs.
During the nine months ended September 30, 2026, the Company recognized an expense of $7 million within General and administrative expense in the condensed consolidated statements of operations in connection with the Antitrust Lawsuits.
Letter of Credit Agreements
The Company has irrevocable letters of credit with various financial institutions, primarily related to security deposits for leased facilities. As of September 30, 2026 and December 31, 2025, the Company was contingently liable for $48 million and $31 million, respectively, under these letters of credit. The letters of credit were collateralized by the Revolving Credit Facility.
Escrow and Trust Deposits
As a service to its home buyers and sellers, the Company administers escrow and trust deposits, which represent undistributed amounts for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. The escrow and trust deposits totaled approximately $1.1 billion and $300 million as of September 30, 2026 and December 31, 2025, respectively. The increase from December 31, 2025 is primarily driven by the $688 million of escrow and trust deposits relating to the Anywhere business. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for the disposition of these deposits.

12.    Preferred Stock and Common Stock
Undesignated Preferred Stock
In April 2021, the Company adopted a restated certificate of incorporation which provides for authorized undesignated preferred stock to 25.0 million shares with a $0.00001 par value per share. As of September 30, 2026 and December 31, 2025, there are no shares of the Company’s preferred stock issued and outstanding.
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
The following tables reflect the authorized, issued and outstanding shares for each of the classes of common stock as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	755,353,585	755,353,585
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	765,476,018	765,476,018

	December 31, 2025
	Shares Authorized	Shares Issued	Shares Outstanding
Class A common stock	12,500,000,000	553,356,990	553,356,990
Class B common stock	1,250,000,000	—	—
Class C common stock	100,000,000	10,122,433	10,122,433
Total	13,850,000,000	563,479,423	563,479,423
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
In connection with the Anywhere Merger, the Realogy Holdings Corp. Amended and Restated 2012 Long-Term Incentive Plan (the “Former Anywhere Plan”), the Anywhere Real Estate Inc. Third Amended and Restated 2018 Long-Term Incentive Plan (the “Anywhere Plan”) and the Realogy Holdings Corp. Non-Plan Inducement Stock Option Agreement (the “Inducement Stock Option Agreement”), as well as certain equity awards that were granted and outstanding under the Former Anywhere Plan, the Anywhere Plan and Inducement Stock Option Agreement were assumed by the Company and converted into equity awards in respect of 14.2 million shares of Class A common stock. In addition, 9.8 million shares remaining available for future issuance under the Anywhere Plan were assumed by the Company and added to the number of shares of the Class A common stock available for issuance under 2021 Plan (the “Added Shares”). During the period from January 9, 2026 and March 31, 2026, certain of these Added Shares were issued, and 0.5 million of the Added Shares remain available for issuance as of September 30, 2026.
As of September 30, 2026, there were 77.0 million shares available for future grants under the 2021 Plan, inclusive of the remaining Added Shares.

2021 Employee Stock Purchase Plan
Effective January 1, 2026, the authorized shares increased by 5.5 million shares as a result of the annual increase provision allowed under the 2021 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2026, 22.6 million shares of Class A common stock remain available for grant under the ESPP. During the nine months ended September 30, 2026, the Company issued 0.4 million shares of Class A common stock under the ESPP.
Stock Options
A summary of stock option activity is presented below (in millions, except share and per share amounts):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2025	28,559,349	$6.31	3.6	$130
Replacement awards assumed in connection with the Anywhere Merger	1,875,225	14.84
Exercised	(5,376,371)	4.70
Forfeited	(1,984,220)	13.82
Balance as of September 30, 2026	23,073,983	$6.73	3.1	$62
Exercisable and vested at September 30, 2026	22,992,296	$6.73	3.1	$62
(1)The aggregate intrinsic values have been calculated using the Company’s closing stock prices of $8.88 and $10.57 as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the intrinsic value of options exercised was $36 million and $15 million, respectively.
Restricted Stock Units
A summary of RSU activity is presented below:

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	48,620,509	$7.06
Granted (1)	19,498,181	8.75
Replacement awards assumed in connection with the Anywhere Merger	12,355,843	12.26
Vested and converted to common stock (2)	(32,182,275)	9.14
Forfeited	(4,970,599)	7.06
Balance as of September 30, 2026	43,321,659	$7.76
(1)Included within the 19.5 million RSUs granted during the nine months ended September 30, 2026 are 5.0 million RSUs granted during the second quarter of 2026 resulting from the Company's modification of certain outstanding cash awards held by legacy Anywhere employees. As a result of this modification, $20 million of liabilities were reclassified to Additional paid-in capital on the modification date.
(2)During the nine months ended September 30, 2026, the Company net settled certain of the RSUs that vested and converted to common stock through which it withheld an aggregate of 6.9 million shares of Class A common stock to satisfy $83 million of tax withholding obligations on behalf of the Company’s employees.

Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and other related expenses	$1	$—	$2	$—
Sales and marketing	3	9	12	25
Operations and support	8	11	26	26
Technology and development	13	28	45	66
General and administrative	11	11	36	28
Anywhere Merger transaction and integration expenses	—	—	64	—
Total stock-based compensation expense	$36	$59	$185	$145
As of September 30, 2026, unrecognized stock-based compensation expense totaled $264 million and is expected to be recognized over a weighted-average period of 3.0 years.
The Company has not recognized any tax benefits from stock-based compensation as a result of the full valuation allowance maintained on its stock-based compensation related deferred tax assets.

14.    Income Taxes
The Company recognized $4 million and $400 million of income tax benefit for the three and nine months ended September 30, 2026, respectively. Benefits for both periods primarily resulted from the reduction of valuation allowance on certain deferred tax assets related to the establishment of deferred tax liabilities created in connection with the Conversions and the Anywhere Merger. These deferred tax liabilities can be used to realize certain deferred tax assets against which the Company had previously recorded a full valuation allowance. Refer to Note 3 — “Acquisitions” for more information. In comparison, the Company recognized no income tax benefit for the three months ended September 30, 2025, and a $3 million income tax benefit for the nine months ended September 30, 2025.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Compass, Inc. (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$62	$(4)	$176	$(16)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic (1)	768,656,546	565,895,221	753,816,272	558,840,800
Net income (loss) per share attributable to Compass, Inc., basic	$0.08	$(0.01)	$0.23	$(0.03)

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to Compass, Inc.	$62	$(4)	$176	$(16)
Add: Interest expense on the 0.25% Convertible Senior Notes	2	—	6	—
Net income (loss) used in computing diluted net income per share of common stock	$64	$(4)	$182	$(16)
Denominator:
Number of shares used in basic calculation	768,656,546	565,895,221	753,816,272	558,840,800
Weighted-average effect of dilutive securities:
Stock options	10,423,864	—	9,587,428	—
RSUs	20,876,541	—	18,526,070	—
Employee Stock Purchase Plan	28,426	—	28,248	—
Shares issuable upon conversion of the 0.25% Convertible Senior Notes due 2031	62,562,600	—	60,940,607	—
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to Compass, Inc., diluted	862,547,977	565,895,221	842,898,625	558,840,800
Net income (loss) per share attributable to Compass, Inc., diluted	$0.07	$(0.01)	$0.22	$(0.03)
(1)For the three and nine months ended September 30, 2025, the weighted-average shares used in computing net income (loss) per share attributable to Compass, Inc., basic includes 38.5 million shares related to the CIRE Share Consideration (see Note 3 — “Acquisitions”). This amount represented the minimum number of shares to be issued in connection with the acquisition of Christie's International Real Estate.

The Company applies the if-converted method to determine the dilutive effect of its 0.25% Convertible Senior Notes (see Note 10 — “Debt”). Under this method, after-tax interest expense associated with the Convertible Notes is added back to net income in the numerator, and the shares issuable upon assumed conversion are included in the denominator, provided the effect is dilutive.

For the three and nine months ended September 30, 2026, application of the if-converted method resulted in diluted earnings per share. Accordingly, the 0.25% Convertible Senior Notes are reflected in the diluted earnings per share calculation presented above.

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
The following participating securities were excluded from the computation of diluted net income (loss) per share attributable to Compass, Inc. for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	1,237,580	30,071,474	1,237,580	30,071,474
Outstanding RSUs	844,645	53,211,734	844,645	53,211,734
Shares subject to the Employee Stock Purchase Plan	108,837	257,037	108,837	257,037
Unvested common stock	—	28,974	—	28,974
Incremental common stock to be issued in connection with the CIRE Share Consideration	—	743,451	—	743,451
Total	2,191,062	84,312,670	2,191,062	84,312,670

16.    Restructuring Activities

The Company previously undertook a restructuring plan to better align its organizational structure with its long-term strategy, drive cost efficiencies, and progress toward profitability and positive free cash flow. The plan included workforce reductions, which were completed in prior periods, and actions to reduce occupancy costs. Costs incurred in the current periods are largely lease-related and consist of (i) termination costs for leases the Company exited from the restructuring through the closing of the Anywhere Merger and (ii) ongoing costs for office space Anywhere had vacated or terminated before the Anywhere Merger, which the Company assumed at closing.

These costs are presented within Restructuring costs in the condensed consolidated statements of operations. Total restructuring costs for the three and nine months ended September 30, 2026 were $4 million and $12 million, respectively, and $2 million and $14 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the estimated timing of the Company's future lease and lease-related payments, net of amounts contractually subleased, related to restructuring activities, inclusive of those assumed from Anywhere, for lease termination costs as of September 30, 2026 (in millions):

Payment Due by Period
Remaining 2026	$6
2027	18
2028	15
2029	15
Thereafter	3
Total	$57
17.    Segment Information

The reportable segments presented represent those for which the Company maintains separate financial information regularly provided to and reviewed by its chief operating decision maker (“CODM”) for performance assessment and resource allocation. The Company's CODM is the Company's Chief Executive Officer.

Effective January 9, 2026 with the Anywhere Merger, the Company realigned its operating segments according to how the CODM will now allocate resources and assess performance. Each of the operating segments conducts distinct business activities from which it earns revenues and incurs expenses: the Brokerage segment generates revenues primarily from real estate commissions earned upon transaction close; the Franchise segment generates royalties and marketing fees primarily under long-term franchise agreements, including from the brands operating within the Brokerage segment. These intercompany revenues are eliminated in consolidation and are not reflected in the financial information presented below; the Integrated Services segment generates revenues from (i) title, escrow, settlement, and related services associated with real estate transactions and (ii) relocation services (provided by Cartus) to corporate and individual clients through service-based arrangements. The Integrated Services segment also provides mortgage services through its 49% owned joint ventures, OriginPoint and Guaranteed Rate Affinity. Based on these factors, the Company has combined certain of its operating segments, which consist of businesses that provide similar services and are operated in a similar manner, and operates in three reportable segments:

•Brokerage;
•Franchise; and
•Integrated Services, which includes title and escrow, relocation services (provided by Cartus), and mortgage services (provided by OriginPoint and Guaranteed Rate Affinity).

Substantially all long-lived assets and revenue are based in the United States.

The CODM evaluates segment performance based on Segment revenue and Segment Adjusted EBITDA (as defined below) using it to guide key operating decisions, including budget allocation across the significant expense categories included in operating expenses within the condensed consolidated statements of operations. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

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

Set forth in the tables below are Segment revenue and Segment Adjusted EBITDA and a reconciliation to Net income (loss) attributable to Compass, Inc. for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30, 2026
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$3,578	$122	$197	$3,897

Less (1):
Commissions and other related expenses	2,920	—	—
Sales and marketing	88	10	6
Operations and support	237	26	150
Technology and development	9	4	2
General and administrative	6	—	2
Equity in income of unconsolidated entities	(2)	—	(4)
Net income attributable to noncontrolling interests	—	—	1
Segment Adjusted EBITDA	$320	$82	$40	$442

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(136)
Stock-based compensation				(36)
Depreciation and amortization				(145)
Restructuring costs				(4)
Anywhere Merger transaction and integration expenses (3)				(28)
Other acquisition-related expenses				(1)
Investment income				7
Interest expense				(41)
Income tax benefit				4
Net income attributable to Compass, Inc.				$62
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended September 30, 2026, these costs are reflected in the following line items within the condensed consolidated statements of operations: $4 million in Operations and support, $79 million in Technology and development, and $53 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

	Three Months Ended September 30, 2025
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$1,802	$8	$36	$1,846

Less (1):
Commissions and other related expenses	1,502	—	—
Sales and marketing	48	—	2
Operations and support	106	3	25
Technology and development	3	1	1
General and administrative	3	1	1
Equity in income of unconsolidated entities	—	—	(2)
Segment Adjusted EBITDA	$140	$3	$9	$152

Reconciliation of Segment Adjusted EBITDA to Net loss attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(58)
Stock-based compensation				(59)
Depreciation and amortization				(28)
Restructuring costs				(2)
Anywhere Merger transaction and integration expenses (3)				(8)
Other acquisition-related expenses				(1)
Investment income				2
Interest expense				(2)
Net loss attributable to Compass, Inc.				$(4)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the three months ended September 30, 2025, these costs are reflected in the following line items within the condensed consolidated statements of operations: $34 million in Technology and development and $24 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

	Nine Months Ended September 30, 2026
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$10,005	$347	$555	$10,907

Less (1):
Commissions and other related expenses	8,181	—	—
Sales and marketing	255	27	18
Operations and support	690	89	432
Technology and development	24	15	6
General and administrative	15	1	10
Equity in income of unconsolidated entities	(4)	—	(17)
Net income attributable to noncontrolling interests	—	—	1
Segment Adjusted EBITDA	$844	$215	$105	$1,164

Reconciliation of Segment Adjusted EBITDA to Net income attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(434)
Stock-based compensation				(121)
Depreciation and amortization				(461)
Restructuring costs				(12)
Anywhere Merger transaction and integration expenses (3)				(245)
Litigation charge				(7)
Other acquisition-related expenses				(4)
Investment income				15
Interest expense				(119)
Income tax benefit				400
Net income attributable to Compass, Inc.				$176
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the nine months ended September 30, 2026, these costs are reflected in the following line items within the condensed consolidated statements of operations: $12 million in Operations and support, $245 million in Technology and development, and $177 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

	Nine Months Ended September 30, 2025
	Brokerage	Franchise	Integrated Services	Total
Segment revenue	$5,143	$22	$97	$5,262

Less (1):
Commissions and other related expenses	4,293	—	—
Sales and marketing	147	2	4
Operations and support	320	9	69
Technology and development	10	2	2
General and administrative	7	1	2
Equity in income of unconsolidated entities	—	—	(5)
Segment Adjusted EBITDA	$366	$8	$25	$399

Reconciliation of Segment Adjusted EBITDA to Net loss attributable to Compass, Inc.:
Unallocated corporate expenses (2)				$(164)
Stock-based compensation				(145)
Depreciation and amortization				(86)
Restructuring costs				(14)
Anywhere Merger transaction and integration expenses (3)				(8)
Other acquisition-related expenses				2
Investment income				4
Interest expense				(7)
Income tax benefit				3
Net loss attributable to Compass, Inc.				$(16)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Unallocated corporate expenses represent costs managed at the corporate level that are not allocated to the reporting segments. For the nine months ended September 30, 2025, these costs are reflected in the following line items within the condensed consolidated statements of operations: $1 million in Operations and support, $100 million in Technology and development, and $63 million in General and administrative.
(3)Includes transaction and integration-related expenses incurred in connection with the Anywhere Merger. Refer to Note 3 — “Acquisitions” for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in the 2025 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under the section entitled “Risk Factors” in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
INTRODUCTION
Our Company
Compass, Inc. (the “Company”) was incorporated in Delaware on October 4, 2012 under the name Urban Compass, Inc. The Company has been based in New York City since its incorporation.
On January 9, 2026, we completed the Merger contemplated by the Agreement and Plan of Merger (the “Anywhere Merger Agreement”), by and among the Company, Anywhere Real Estate Inc., a Delaware corporation (“Anywhere”), and Velocity Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Pursuant to the terms of the Anywhere Merger Agreement, Merger Sub merged with and into Anywhere, with Anywhere surviving as our wholly owned subsidiary (the “Anywhere Merger” or the "Merger"). See “— Merger and Other Debt Transactions— Merger With Anywhere Real Estate Inc.” for additional information about the Anywhere Merger.

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

Our Technology Offerings

Our end-to-end proprietary technology platform, branded “Home Platform”, allows real estate professionals to perform their primary workflows, from first contact to close, with a single log-in and without leaving the platform. Home Platform includes an integrated suite of cloud-based software for customer relationship management, marketing, client service, brokerage services and other critical functionalities, all custom-built for the real estate industry. Home Platform also uses proprietary data, analytics, AI, and machine learning to simplify workflows of real estate professionals and deliver high-value recommendations and outcomes for their clients. Additionally, certain title and escrow and mortgage services are integrated and are available on the platform. As of September 30, 2026, Home Platform is available to real estate professionals at our owned-brokerage operating under the Compass brand and substantially all real estate professionals operating under the @properties, Coldwell Banker, Corcoran, and Sotheby's International Realty brands, although certain functionality is still being deployed. We plan to release Home Platform to our franchise network in 2027.

Merger and Other Debt Transactions

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

During the three and nine months ended September 30, 2026, we incurred $28 million and $245 million of merger-related expenses. These included legal, investment banking and other transaction-related fees; severance and other personnel-related costs; and costs to integrate systems, technologies and other processes. These amounts are reported within the Anywhere Merger transaction and integration expenses line of the condensed consolidated statements of operations.

Secured and Unsecured Notes

Following the Anywhere Merger, the 9.75% Senior Secured Second Lien Notes and the 7.00% Senior Secured Second Lien Notes (together, the “Secured Notes”) and the 5.75% Senior Notes and 5.25% Senior Notes (together, the “Unsecured Notes”) continued as obligations of the Anywhere issuers. The Secured Notes and Unsecured Notes represent an aggregate of $2.1 billion in principal amount of debt assumed in the Anywhere Merger and are reflected in the Company's condensed consolidated financial statements as of September 30, 2026.

For additional discussion of the impact of the Anywhere Merger and related financing transactions, including the Convertible Notes, the Capped Call Transactions and the Secured Notes and Unsecured Notes on our liquidity, see “Liquidity and Capital Resources.”

Convertible Notes

In anticipation of the Anywhere Merger, on January 9, 2026 we issued $1.0 billion in aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “Convertible Notes”). The Convertible Notes will mature on April 15, 2031, unless earlier repurchased, converted or redeemed. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at our option at any time, and from time to time, on or after April 20, 2029 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price. The initial conversion rate for the Convertible Notes is 62.5626 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $15.98 per share of Class A common stock. The net proceeds were used to repay the revolving credit facility of Anywhere and its subsidiaries, pay related fees, costs and expenses related to the Anywhere Merger and fund the net cost of entering into the Capped Call Transactions (as defined below).

Capped Call Transactions

Additionally, we also entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to the Class A common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is $23.68 per share of Class A common stock, which represents a premium of 100% over the last reported sale price of the Class A common stock on January 7, 2026. We paid $97 million for the Capped Call Transactions, funded with proceeds from the Convertible Notes. The net cash proceeds we received from the offering of the Convertible Notes were approximately $880 million after considering the $97 million cost of the Capped Call Transaction and $23 million of debt issuance costs.
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

RESULTS OF OPERATIONS

The following discussion presents our results of operations on both a consolidated basis and by reportable segment for the three and nine months ended September 30, 2026 and 2025. Our results for the three and nine months ended September 30, 2026 include the operations of the combined company following the Anywhere Merger, which closed on January 9, 2026. Results for the three and nine months ended September 30, 2025 reflect the historical results of Compass, Inc. on a stand-alone basis.

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

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in millions, except percentages)
Revenue	$3,897	100.0%	$1,846	100.0%	$10,907	100.0%	$5,262	100.0%
Operating expenses:
Commissions and other related expenses (1)	2,921	75.0	1,502	81.4	8,183	75.0	4,293	81.6
Sales and marketing (1)	107	2.7	59	3.2	312	2.9	178	3.4
Operations and support (1)	426	10.9	146	7.9	1,253	11.5	423	8.0
Technology and development (1)	107	2.7	67	3.6	335	3.1	180	3.4
General and administrative (1)	72	1.8	40	2.2	246	2.3	101	1.9
Anywhere Merger transaction and integration expenses (1)	28	0.7	8	0.4	245	2.2	8	0.2
Restructuring costs	4	0.1	2	0.1	12	0.1	14	0.3
Depreciation and amortization	145	3.7	28	1.5	461	4.2	86	1.6
Total operating expenses	3,810	97.8	1,852	100.3	11,047	101.3	5,283	100.4
Income (loss) from operations	87	2.2	(6)	(0.3)	(140)	(1.3)	(21)	(0.4)
Investment income	7	0.2	2	0.1	15	0.1	4	0.1
Interest expense	(41)	(1.1)	(2)	(0.1)	(119)	(1.1)	(7)	(0.1)
Income (loss) before income taxes and equity in income of unconsolidated entities	53	1.4	(6)	(0.3)	(244)	(2.2)	(24)	(0.5)
Income tax benefit	4	0.1	—	—	400	3.7	3	0.1
Equity in income of unconsolidated entities	6	0.2	2	0.1	21	0.2	5	0.1
Net income (loss)	63	1.6	(4)	(0.2)	177	1.6	(16)	(0.3)
Net income attributable to non-controlling interests	(1)	—	—	—	(1)	—	—	—
Net income (loss) attributable to Compass, Inc.	$62	1.6%	$(4)	(0.2%)	$176	1.6%	$(16)	(0.3%)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions and other related expenses	$1	$—	$2	$—
Sales and marketing	3	9	12	25
Operations and support	8	11	26	26
Technology and development	13	28	45	66
General and administrative	11	11	36	28
Anywhere Merger transaction and integration expenses	—	—	64	—
Total stock-based compensation expense	$36	$59	$185	$145
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following section provides analysis of our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

Within the discussion of Revenue and of Commissions and other related expenses, we have included Supplemental Pro Forma Revenue and Commissions and other related expenses for the Company (“Compass”) and Anywhere on a combined basis for the periods presented. These pro forma results are presented as if the Company's acquisition of Anywhere had occurred on January 1, 2025. For comparability, Anywhere's results have been included for the full period from January 1, 2025 through September 30, 2026, which incorporates the first eight days of January 2026 prior to the closing of the acquisition. This pro forma financial information has not been prepared in accordance with the requirements of Article 11 of Regulation S-X or Accounting Standards Codification 805, Business Combinations, and was prepared for illustrative and informational purposes only.

Additional discussion of financial metrics for the Company's reportable segments follows in the “Segment Operating Performance” section.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue	$3,897	$1,846	$2,051	111.1%	$10,907	$5,262	$5,645	107.3%

Supplemental pro forma information:
Pro forma revenue	$3,897	$3,493	$404	11.6%	$10,960	$9,837	$1,123	11.4%

On a consolidated basis, revenue was $3.9 billion and $10.9 billion during the three and nine months ended September 30, 2026, respectively, an increase of $2.1 billion, or 111.1%, and an increase of $5.6 billion, or 107.3%, compared to the prior-year periods, respectively. These increases are primarily the result of the acquisition of Anywhere in January 2026.

On a pro forma basis, revenue was $3.9 billion and $11.0 billion during the three and nine months ended September 30, 2026, respectively, an increase of $404 million, or 11.6%, and an increase of $1,123 million, or 11.4%, compared to the prior-year periods. These increases are primarily a result of higher average sale prices across our various segments.

Operating Expenses
Commissions and other related expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Commissions and other related expenses	$2,921	$1,502	$1,419	94.5%	$8,183	$4,293	$3,890	90.6%
Percentage of revenue	75.0%	81.4%			75.0%	81.6%

Supplemental pro forma information:
Pro forma commissions and other related expenses	$2,921	$2,586	$335	13.0%	$8,213	$7,297	$916	12.6%
Percentage of pro forma revenue	75.0%	74.0%			74.9%	74.2%
On a consolidated basis, commissions and other related expenses was $2.9 billion and $8.2 billion for the three and nine months ended September 30, 2026, respectively, an increase of $1.4 billion, or 94.5%, and $3.9 billion, or 90.6%, compared to the prior-year periods, respectively. These increases on an absolute dollar basis are primarily the result of the acquisition of Anywhere in January 2026. Including the impact of the Anywhere Merger, commissions and other related expenses as a percentage of revenue decreased to 75.0% from 81.4% for the three months ended September 30, 2026 and 2025, respectively, and to 75.0% from 81.6% for the nine months ended September 30, 2026 and 2025, respectively. These decreases were primarily attributable to Anywhere’s franchise and integrated services businesses, which contributed meaningful revenue in 2026 but do not incur expenses classified within commissions and other related expenses.
On a pro forma basis, commissions and other related expenses was $2.9 billion and $8.2 billion during the three and nine months ended September 30, 2026, respectively, an increase of $335 million, or 13.0%, and an increase of $916 million, or 12.6%, compared to the prior-year periods, respectively. Year-over-year increases in absolute dollars were driven by higher gross commission income from our owned-brokerage business during the three months ended September 30, 2026. On a pro forma basis, commissions and other related expenses as a percentage of revenue increased slightly for the three and nine months ended September 30, 2026 when compared to the prior-year periods, reflecting changes in agent commission arrangements and geographic mix.
Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$107	$59	$48	81.4%	$312	$178	$134	75.3%
Percentage of revenue	2.7%	3.2%			2.9%	3.4%
On a consolidated basis, sales and marketing expense was $107 million and $312 million during the three and nine months ended September 30, 2026, an increase of $48 million, or 81.4%, and an increase of $134 million, or 75.3%, compared to the prior-year periods, respectively. These increases were primarily driven by increased employee compensation for marketing staff, agent advertising, and marketing costs associated with the acquired Anywhere businesses.
Operations and support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Operations and support	$426	$146	$280	191.8%	$1,253	$423	$830	196.2%
Percentage of revenue	10.9%	7.9%			11.5%	8.0%

On a consolidated basis, operations and support expense was $426 million and $1,253 million during the three and nine months ended September 30, 2026, an increase of $280 million, or 191.8%, and $830 million, or 196.2%, compared to the prior-year periods, respectively. The increases were primarily driven by the increased operating expenses related to employee compensation, occupancy, and other operating items as a result of the addition of Anywhere.
Technology and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Technology and development	$107	$67	$40	59.7%	$335	$180	$155	86.1%
Percentage of revenue	2.7%	3.6%			3.1%	3.4%
On a consolidated basis, technology and development expense was $107 million and $335 million during the three and nine months ended September 30, 2026, an increase of $40 million, or 59.7%, and $155 million, or 86.1%, compared to the prior-year periods, respectively. The increases were primarily driven by the addition of Anywhere's employee compensation, software, and information technology infrastructure costs. The improvement in technology and development expense as a percentage of revenue when comparing the three months ended September 30, 2026 to the nine months ended September 30, 2026 to the prior-year periods, respectively, is primarily driven by the benefit of realized cost synergies and continued cost management.
General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
General and administrative	$72	$40	$32	80.0%	$246	$101	$145	143.6%
Percentage of revenue	1.8%	2.2%			2.3%	1.9%
On a consolidated basis, general and administrative expense was $72 million and $246 million during the three and nine months ended September 30, 2026, an increase of $32 million, or 80.0%, and $145 million, or 143.6%, compared to the prior-year periods, respectively. The increases were primarily driven by the addition of Anywhere's general and administrative functions.
Anywhere Merger transaction and integration expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Anywhere Merger transaction and integration expenses	$28	$8	$20	250.0%	$245	$8	$237	2,962.5%
Percentage of revenue	0.7%	0.4%			2.2%	0.2%
Anywhere Merger transaction and integration expenses during the three and nine months ended September 30, 2026 and 2025, represents transaction and integration costs incurred in connection with the Anywhere Merger. These costs were comprised of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. In addition, the Company incurred stock-based compensation expense of $64 million during the nine months ended September 30, 2026, primarily related to the acceleration of certain Anywhere equity awards. These awards were converted to Company equity awards in connection with the Anywhere Merger and subsequently accelerated upon the termination of certain employees.

Restructuring costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Restructuring costs	$4	$2	$2	100.0%	$12	$14	$(2)	(14.3%)
Percentage of revenue	0.1%	0.1%			0.1%	0.3%
Restructuring costs were $4 million and $12 million for three and nine months ended September 30, 2026, respectively. These costs primarily consisted of lease termination costs pertaining to restructuring programs initiated prior to the Anywhere Merger.
Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Depreciation and amortization	$145	$28	$117	417.9%	$461	$86	$375	436.0%
Percentage of revenue	3.7%	1.5%			4.2%	1.6%
Depreciation and amortization expense increased $117 million, or 417.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and increased $375 million, or 436.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to amortization of intangible assets and depreciation of fixed assets recognized in the Anywhere Merger, which contributed $123 million and $388 million for the three and nine months ended September 30, 2026, respectively.

Investment income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Investment income	$7	$2	$5	250.0%	$15	$4	$11	275.0%
Investment income increased during the three and nine months ended September 30, 2026 primarily as a result of an increase in our average short-term interest-bearing investments as compared to the three and nine months ended September 30, 2025.
Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Interest expense	$41	$2	$39	1,950.0%	$119	$7	$112	1,600.0%
Interest expense was $41 million and $119 million for the three and nine months ended September 30, 2026, an increase of $39 million and $112 million, respectively. The increased expense was primarily attributable to the Anywhere Merger, with assumed debt contributing $37 million and $108 million for the three and nine months ended September 30, 2026.

Income tax (expense) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Income tax benefit	$4	$—	$4	100.0%	$400	$3	$397	13,233.3%

For the three and nine months ended September 30, 2026, income tax benefit increased by $4 million and $397 million, respectively. Both increases were primarily driven by the reversal of valuation allowances on deferred tax assets following the establishment of deferred tax liabilities for the recognition of intangible assets that are non-deductible for tax purposes. These reversals were related to the Conversion of four Sotheby’s International Realty franchisees to company-owned brokerage operations (the “Conversions”) completed during the three months ended September 30, 2026 as disclosed in Note 3 — “Acquisitions” and the Anywhere Merger, respectively.
Equity in income of unconsolidated entities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Equity in income of unconsolidated entities	$6	$2	$4	200.0%	$21	$5	$16	320.0%
During the three and nine months ended September 30, 2026, Equity in income of unconsolidated entities was income of $6 million and $21 million, respectively. The increase compared to the prior-year periods was primarily attributable to our two mortgage joint ventures, one of which was acquired in connection with the Anywhere Merger, as well as the other unconsolidated entities acquired in the Anywhere Merger.

Adjusted EBITDA and Adjusted EBITDA margin

The following section provides analysis of Adjusted EBITDA and Adjusted EBITDA margin on a consolidated basis for the three and nine months ended September 30, 2026 and 2025. References to “stand-alone Compass” refer to our consolidated results excluding the impact of the Anywhere Merger. Adjusted EBITDA is a non-GAAP financial measure that represents Net income (loss) attributable to Compass, Inc., adjusted for depreciation and amortization, investment income, interest expense, stock-based compensation expense, income taxes, and other items. For the periods presented, other items consisted of (i) restructuring charges associated with lease termination and severance costs, (ii) litigation charges in connection with the Antitrust Lawsuits, (iii) transaction and integration expenses associated with the Anywhere Merger, and (iv) other acquisition-related expenses. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenue.

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

The following table provides a reconciliation of Net income (loss) attributable to Compass, Inc. to Adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Compass, Inc.	$62	$(4)	$176	$(16)
Adjusted to exclude the following:
Depreciation and amortization	145	28	461	86
Investment income	(7)	(2)	(15)	(4)
Interest expense	41	2	119	7
Stock-based compensation	36	59	121	145
Income tax benefit	(4)	—	(400)	(3)
Anywhere Merger transaction and integration expenses (1)	28	8	245	8
Restructuring costs	4	2	12	14
Other acquisition-related expenses (2)	1	1	4	(2)
Litigation charge (3)	—	—	7	—
Adjusted EBITDA	$306	$94	$730	$235
Net income (loss) attributable to Compass, Inc. margin	1.6%	(0.2%)	1.6%	(0.3)%
Adjusted EBITDA margin	7.9%	5.1%	6.7%	4.5%
(1)Represents transaction expenses incurred in connection with the closing of the Anywhere Merger and related integration activities. During the three and nine months ended September 30, 2026, these expenses consist of legal, investment banking and other transaction-related costs, severance and other personnel-related costs, all of which were expensed as incurred. Additional information regarding the Anywhere Merger is provided in Note 3 — “Acquisitions” to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2)Includes adjustments related to the change in fair value of contingent consideration and other adjustments related to acquisition consideration.
(3)Represents a charge of $7 million incurred during the nine months ended September 30, 2026 in connection with the Antitrust Lawsuits. See Note 11 — “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Consolidated Adjusted EBITDA was $306 million and $94 million during the three months ended September 30, 2026 and 2025, respectively, and $730 million and $235 million during the nine months ended September 30, 2026 and 2025, respectively. The year-over-year improvements in Adjusted EBITDA were primarily driven by the inclusion of Anywhere, higher revenue at stand-alone Compass, and realized cost synergies and continued cost management.
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

	Three Months Ended September 30, 2026
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$107	$426	$107	$72
Adjusted to exclude the following:
Stock-based compensation	(3)	(8)	(13)	(11)
Other acquisition-related expenses	—	(1)	—	—
Non-GAAP Basis	$104	$417	$94	$61

	Three Months Ended September 30, 2025
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$59	$146	$67	$40
Adjusted to exclude the following:
Stock-based compensation	(9)	(11)	(28)	(11)
Other acquisition-related expenses	—	(1)	—	—
Non-GAAP Basis	$50	$134	$39	$29

	Nine Months Ended September 30, 2026
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$312	$1,253	$335	$246
Adjusted to exclude the following:
Stock-based compensation	(12)	(26)	(45)	(36)
Other acquisition-related expenses	—	(4)	—	—
Litigation charge	—	—	—	(7)
Non-GAAP Basis	$300	$1,223	$290	$203

	Nine Months Ended September 30, 2025
	Sales and marketing	Operations and support	Technology and development	General and administrative
GAAP Basis	$178	$423	$180	$101
Adjusted to exclude the following:
Stock-based compensation	(25)	(26)	(66)	(28)
Other acquisition-related expenses	—	2	—	—
Non-GAAP Basis	$153	$399	$114	$73

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

To reconcile total Segment Adjusted EBITDA to consolidated Adjusted EBITDA, unallocated corporate expenses are deducted from the sum of Segment Adjusted EBITDA for the three reportable segments, as presented in Note 17 — “Segment Information” to the condensed consolidated financial statements.

The segment information presented herein reflects the same reportable segments and performance measures reviewed by the CODM and is consistent with the segment information disclosed in Note 17 — “Segment Information” to the condensed consolidated financial statements.

Additionally, we have included Supplemental Pro Forma Revenue for the Company (“Compass”) and Anywhere on a combined basis for the periods presented. These pro forma results are presented as if the Company's acquisition of Anywhere had occurred on January 1, 2025. For comparability, Anywhere's results have been included for the full period from January 1, 2025 through September 30, 2026, which incorporates the first eight days of January 2026 prior to the closing of the acquisition. This pro forma financial information has not been prepared in accordance with the requirements of Article 11 of Regulation S-X or Accounting Standards Codification 805, Business Combinations, and was prepared for illustrative and informational purposes only.

For the Supplemental Pro Forma revenue information, certain amounts in Anywhere’s historical financial statements have been reclassified to conform to the Company’s segment presentation, which became effective for the three months ended March 31, 2026. These reclassifications (i) move Cartus relocation revenue into Integrated Services, which now includes relocation revenue along with title and escrow revenue, and (ii) eliminate intercompany royalty revenue earned by the Franchise segment from the Brokerage segment.

The following table summarizes revenue, Segment Adjusted EBITDA, Segment Adjusted EBITDA margin, and pro forma revenue by segment for the periods indicated, each of which is described below (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in millions, except percentages)
Revenue:
Brokerage	$3,578	$1,802	$1,776	98.6%	$10,005	$5,143	$4,862	94.5%
Franchise	$122	$8	$114	1,425.0%	$347	$22	$325	1,477.3%
Integrated Services	$197	$36	$161	447.2%	$555	$97	$458	472.2%
Segment Adjusted EBITDA:
Brokerage	$320	$140	$180	128.6%	$844	$366	$478	130.6%
Franchise	$82	$3	$79	2,633.3%	$215	$8	$207	2,587.5%
Integrated Services	$40	$9	$31	344.4%	$105	$25	$80	320.0%
Segment Adjusted EBITDA margin:
Brokerage	8.9%	7.8%			8.4%	7.1%
Franchise	67.2%	37.5%			62.0%	36.4%
Integrated Services	20.3%	25.0%			18.9%	25.8%

Supplemental pro forma information:
Pro forma revenue:
Brokerage	$3,578	$3,171	$407	12.8%	$10,045	$8,956	$1,089	12.2%
Franchise	122	131	(9)	(6.9%)	352	354	(2)	(0.6%)
Integrated Services	197	191	6	3.1%	563	527	36	6.8%
Total pro forma revenue	$3,897	$3,493	$404	11.6%	$10,960	$9,837	$1,123	11.4%

Brokerage

Brokerage revenue increased $1.8 billion, or 98.6% for the three months ended September 30, 2026 and $4.9 billion, or 94.5% for the nine months ended September 30, 2026, compared to the prior periods. The year-over-year increase was primarily driven by the inclusion of Anywhere. On a pro forma basis, Brokerage revenue increased 12.8% and 12.2% for the three months and nine months ended September 30, 2026, respectively, as compared to the prior year periods. These increases are primarily driven by higher average selling prices from our owned-brokerage real estate professionals.

Segment Adjusted EBITDA was $320 million for the three months ended September 30, 2026 and $844 million for the nine months ended September 30, 2026, representing an increase of $180 million, or 128.6% for the three months ended September 30, 2026, and $478 million, or 130.6%, for the nine months ended September 30, 2026, compared to the prior-year periods. The year-over-year increase was primarily driven by the addition of Anywhere and revenue growth outpacing the increase in operating costs. Segment Adjusted EBITDA margin increased to 8.9% for the three months ended September 30, 2026 and 8.4% for the nine months ended September 30, 2026 from 7.8% for the three months ended September 30, 2025 and 7.1% for the nine months ended September 30, 2025, reflecting the same dynamic.

Franchise

Franchise revenue increased $114 million and $325 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior-year periods. These increases are primarily driven by the addition of the Anywhere franchise business. On a pro forma basis, Franchise revenue decreased 6.9% and 0.6% for the three and nine months ended September 30, 2026, respectively, as compared to the prior-year periods. These decreases were primarily driven by lower royalty revenue following the Conversions.

Franchise Segment Adjusted EBITDA increased $79 million and $207 million for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods, substantially all of which was attributable to the Anywhere Merger. Segment Adjusted EBITDA margin was 67.2% and 62.0% for the three and nine months ended September 30, 2026, respectively, compared to 37.5% and 36.4% in the prior-year periods, respectively, reflecting the margin profile of the combined Franchise segment following the Anywhere Merger.

Integrated Services

Integrated Services revenue increased $161 million and $458 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior-year periods. These increases are primarily driven by the addition of the Anywhere integrated services business. On a pro forma basis, Integrated Services revenue increased 3.1% and 6.8% for the three and nine months ended September 30, 2026, respectively, as compared to the prior-year periods. These increases were primarily driven by higher title and escrow transaction counts.

Integrated Services Segment Adjusted EBITDA increased $31 million and $80 million for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods, substantially all of which was attributable to the Anywhere Merger. Because stand-alone Compass had smaller integrated services operations prior to the Merger, Anywhere's integrated services businesses account for substantially all of the current-period results. Segment Adjusted EBITDA margin was 20.3% and 18.9% for the three and nine months ended September 30, 2026, respectively, compared to 25.0% and 25.8% in the prior-year periods, respectively, reflecting the margin profile of the combined Integrated Services segment following the Anywhere Merger.

Unallocated Corporate Expenses

Unallocated corporate expenses consist of operating expenses that are not allocated to any of the three reportable segments. These expenses primarily relate to our centralized technology organization and corporate functions, including human resources, finance, legal, and our executive leadership.

For the three and nine months ended September 30, 2026, unallocated corporate expenses were $136 million and $434 million, respectively, compared to $58 million and $164 million in the prior-year periods, respectively, representing increases of $78 million, or 134.5%, and $270 million, or 164.6%, respectively. These annual increases are the result of the additional expenses incurred by the corporate functions acquired during the Anywhere Merger.

For further details on how unallocated corporate expenses are classified within our statements of operations refer to Note 17 — “Segment Information” to the condensed consolidated financial statements.
KEY BUSINESS METRICS
The following key business metrics provide insight into the operating activity underlying the Company's financial results for the three and nine months ended September 30, 2026 and 2025. These metrics reflect transaction volume, pricing trends, real estate professional and franchise activity, and title and escrow services associated with residential real estate transactions. Certain metrics are more relevant to specific reportable segments due to differences in operating models, and the discussion below is organized by reportable segment to reflect that context. These metrics are presented to explain operating trends and activity levels and are not intended to represent measures of segment financial performance.

In addition to actual results, the following discussion includes the Company's key business metrics on a pro forma basis. Pro forma metrics reflect the combined operations of Compass and Anywhere as if the acquisition had occurred on January 1, 2025, and therefore include Anywhere's results across all periods presented. Because the acquisition actually closed on January 9,

2026, the pro forma metrics for the nine months ended September 30, 2026 incorporate Anywhere's results for the first eight days of January 2026 prior to closing.

Brokerage Metrics
The following table summarizes the Brokerage segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Actuals:
Total Transactions	140,118	67,887	392,631	190,032
Gross Transaction Value (in billions)	$138.9	$70.7	$391.5	$201.4
Pro forma:
Total Transactions	140,118	136,660	394,274	377,746
Gross Transaction Value (in billions)	$138.9	$124.1	$392.9	$349.9
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
Total Transactions increased to 140,118 for the three months ended September 30, 2026 and 392,631 for the nine months ended September 30, 2026. On a pro forma basis, Total Transactions increased by 3,458, or 2.5%, for the three months ended September 30, 2026, and increased by 16,528, or 4.4% for the nine months ended September 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma Total Transactions was driven mainly by growth in stand-alone Compass’s owned brokerage businesses and by the conversion of four franchisees operating under the Sotheby's International Realty brand to company-owned brokerage operations during the three months ended September 30, 2026 (the “Conversions”).
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
Gross Transaction Value increased to $138.9 billion for the three months ended September 30, 2026, and $391.5 billion for the nine months ended September 30, 2026. On a pro forma basis, Gross Transaction Value increased by $14.8 billion, or 11.9%, for the three months ended September 30, 2026, and increased by $43.0 billion, or 12.3%, for the nine months ended September 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma Gross Transaction Value was primarily driven by higher average sales price on transactions closed by our real estate professionals supporting the owned-brokerage business.

Franchise Metrics
The following table summarizes the Franchise segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Actuals:
Total Transactions	191,809	8,825	532,363	23,792
Gross Transaction Value (in billions)	$108.9	$8.5	$305.8	$23.6
Net Royalty Per Side	$486	$669	$481	$638
Pro forma:
Total Transactions	191,809	202,310	538,421	541,336
Gross Transaction Value (in billions)	$108.9	$110.4	$309.5	$294.9
Net Royalty Per Side	$486	$475	$480	$473
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
Total Transactions for the Franchise segment increased to 191,809 for the three months ended September 30, 2026 and 532,363 for the nine months ended September 30, 2026. On a pro forma basis, Total Transactions for the Franchise segment decreased by 10,501, or 5.2%, for the three months ended September 30, 2026, and decreased by 2,915, or 0.5% for the nine months ended September 30, 2026, compared to the prior year periods. The year-over-year decrease in pro forma transactions primarily reflects lower market activity in markets with lower average home price, as well as the Conversions. Transactions closed by these businesses after their respective date of conversion are reported in the Brokerage segment.
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
Gross Transaction Value for the Franchise segment increased to $108.9 billion for the three months ended September 30, 2026, and $305.8 billion for the nine months ended September 30, 2026. On a pro forma basis, Gross Transaction Value for the Franchise segment decreased by $1.5 billion, or 1.4%, for the three months ended September 30, 2026, and increased by $14.6 billion, or 5.0%, for the nine months ended September 30, 2026, compared to the prior year periods. The quarterly decrease in pro forma Gross Transaction Value was driven mainly by the Conversions, since the Gross Transaction Value of those businesses is reported in the Brokerage segment after their conversion dates. The nine-month increase was driven mainly by higher average sales prices year-over-year.
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
Net Royalty Per Side was $486 for the three months ended September 30, 2026 and $481 for the nine months ended September 30, 2026. On a pro forma basis, Net Royalty Per Side was $486 and $480 for the three and nine months ended September 30, 2026, respectively, representing increases of 2.3% and 1.5% from the prior year periods. These increases were driven by higher average sale prices.
Integrated Services Metrics
The following table summarizes the Integrated Services segment's key business metrics on an actual and pro forma basis for the periods indicated, each of which is described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Actuals:
Purchase title and escrow transactions	35,106	7,089	98,515	18,387
Refinancing title and escrow transactions	3,651	577	13,171	1,310
Average title and escrow revenue per transaction	$3,590	$4,659	$3,600	$4,891
Pro forma:
Purchase title and escrow transactions	35,106	34,577	99,683	96,053
Refinancing title and escrow transactions	3,651	3,546	13,380	9,664
Average title and escrow revenue per transaction	$3,590	$3,541	$3,593	$3,547
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
Purchase Title and Escrow Transactions were 35,106 for the three months ended September 30, 2026 and 98,515 for the nine months ended September 30, 2026. On a pro forma basis, Title and Escrow Transactions increased by 529, or 1.5%, for the three months ended September 30, 2026 and increased by 3,630, or 3.8%, for the nine months ended September 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma purchase transactions primarily reflects higher transaction volume from businesses acquired by Compass prior to the Anywhere Merger, as well as increased market activity in the geographies served by our integrated services businesses.
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
Refinancing Title and Escrow Transactions for our Integrated Services segment were 3,651 for the three months ended September 30, 2026 and 13,171 for the nine months ended September 30, 2026. On a pro forma basis, Refinancing Title and Escrow Transactions increased by 105, or 3.0%, for the three months ended September 30, 2026 and increased by 3,716, or

38.5%, for the nine months ended September 30, 2026, compared to the prior year periods. The year-over-year increase in pro forma refinancing transactions primarily reflects lower prevailing mortgage rates year-over-year.
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
Average Title and Escrow Revenue Per Transaction for our Integrated Services segment was $3,590 for the three months ended September 30, 2026 and $3,600 for the nine months ended September 30, 2026. On a pro forma basis, Average Title and Escrow Revenue Per Transaction increased by $49, or 1.4%, for the three months ended September 30, 2026 and increased by $46, or 1.3%, for the nine months ended September 30, 2026, compared to the prior year periods. The increases in pro forma Average Title and Escrow Revenue Per Transaction primarily reflects a year-over-year shift of revenue to markets in which the Company demands a higher price per transaction.
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

Liquidity is also used to service debt. In connection with the Anywhere Merger, substantially all of Anywhere’s outstanding indebtedness was added to our balance sheet, resulting in a significant increase in the Company’s consolidated debt balance starting in 2026. Debt service payments will include interest payments on the Convertible Notes and on the aggregate principal amount outstanding of $2.1 billion of the fixed-rate Secured Notes and Unsecured Notes. The Secured Notes and Unsecured Notes bear a weighted-average interest rate of 6.95% and mature in 2029 and 2030.

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

As described under the header “Real Estate Commission Sell-Side Antitrust Litigation” in Note 11 — “Commitments and Contingencies” to the condensed consolidated financial statements included elsewhere in this Quarterly Report, $54 million in remaining settlement payments under the Burnett, Moehrl, and Nosalek cases will be due within 21 business days after all appellate rights are exhausted; the timing is uncertain, but we currently expect this to occur in the first quarter of 2027. Additionally, as described under the header “Real Estate Commission Buy-Side Antitrust Litigation” in Note 11, on February 23, 2026, we agreed to pay $10 million under the Anywhere Opt-In Settlement (and paid $1 million of this obligation in March 2026, following preliminary approval by the court), and in April 2026, we agreed to pay $7 million under the Compass Opt-In Settlement (and paid $1 million of this obligation in June 2026, following preliminary approval by the court). Assuming final court approval of each of the Anywhere and Compass Opt-In Settlements, we currently expect to pay the remaining settlement amounts no earlier than the fourth quarter of 2026 and more likely in 2027.

As of September 30, 2026, we had cash and cash equivalents of $841 million. We maintain a $500 million Revolving Credit, subject to compliance with a financial covenant and certain other covenants. As of September 30, 2026, there were no outstanding borrowings, and $452 million was available, after giving effect to $48 million of letters of credit. As of September 30, 2026, we were in compliance with the financial covenant under the Revolving Credit Facility. See Note 10 —

“Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

In April 2026, we entered into a multi-party transaction with a company (the “Franchisee Parent”) that owns certain franchisees operating under the Sotheby's International Realty and Century 21 brands to restructure financial obligations of the Franchisee Parent's predecessor (the “Transaction”). As part of the Transaction, the Company became a 51% holder of Franchisee Parent's common equity and entered into a 30-month installment payment plan pursuant to which certain outstanding indebtedness owed to the Company will be satisfied.
Additionally, our Company and certain funds managed or advised by Angelo, Gordon & Co., L.P. or its affiliates (collectively, “TPG”) entered into an agreement (the “Put Agreement”) under which TPG has the right, but not the obligation (the “Put Right”), to require us to purchase 100% of Franchisee Parent's senior preferred equity. TPG may exercise the put at any time from the valuation date through the 54-month redemption date, and accordingly the related payment could become due in any period through that date. The payment due on exercise is equal to the amount of TPG's initial investment in the Franchisee Parent plus a time-based accretion, less distributions received in cash, subject to a cap. We recorded a liability for the Put Right at estimated fair value (the “Put Right liability”) and monitor the potential timing and magnitude of this obligation as part of our liquidity planning. Refer to Note 6 — “Fair Value of Financial Assets and Liabilities” to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on the determination of the Put Right liability's fair value.
We believe we will continue to meet our cash flow needs over the next twelve months through the sources outlined above. The issuance of the Convertible Notes supplements our cash flow from operations, providing additional liquidity to support seasonal working capital needs without reliance on our variable-rate Revolving Credit Facility.
For more information regarding our indebtedness as of September 30, 2026, see Note 10 — “Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$282	$171
Net cash used in investing activities	(465)	(189)
Net cash provided by (used in) financing activities	826	(36)
Net increase (decrease) in cash and cash equivalents	$643	$(54)
Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $282 million. This inflow was primarily driven by net income of $177 million, adjusted for $233 million of net non-cash items, primarily $461 million of depreciation and amortization and $185 million of stock-based compensation, partially offset by a $408 million deferred income tax benefit. These items were partially offset by a $128 million outflow from changes in operating assets and liabilities, which included cash payments for Anywhere Merger transaction and integration expenses, as well as payments on liabilities assumed in the Anywhere Merger that became payable after the January 9, 2026 close date.

For the nine months ended September 30, 2025, net cash provided by operating activities was $171 million. The inflow was primarily due to a $16 million net loss adjusted for $222 million of non-cash charges, partially offset by cash outflows due to changes in operating assets and liabilities of $35 million.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $465 million primarily consisting of $443 million in payments for acquisitions, net of cash acquired, and $30 million of capital expenditures, partially offset by cash inflows due to distributions from equity method investments in excess of cumulative earnings of $8.0 million.

During the nine months ended September 30, 2025, net cash used in investing activities was $189 million consisting of $175 million in payments for business combinations, net of cash acquired, $10 million of capital expenditures, and $4 million of investments in unconsolidated entities.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $826 million primarily consisting of $977 million in net proceeds from the issuance of the Convertible Notes partially offset by $97 million in cash payments to purchase the capped call transactions related to the Convertible Notes and $83 million in taxes paid related to the net share settlement of equity awards.
During the nine months ended September 30, 2025, net cash used in financing activities was $36 million, primarily consisting of $47 million in taxes paid related to the net share settlement of equity awards, partially offset by $14 million in proceeds from the exercise of stock options and $5 million in net proceeds from drawdowns and repayments on the Concierge Facility.

Contractual Obligations and Commitments
The following table summarizes the material changes to contractual obligations and commitments as of September 30, 2026 resulting from the addition of Anywhere as a result of the Merger in January 2026 (amounts in millions):

	Payments Due by Period
	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
9.75% Senior Secured Second Lien Notes	$500	$—	$—	$—	$—	$500	$—
7.00% Senior Secured Second Lien Notes	640	—	—	—	—	640	—
5.75% Senior Notes	559	—	—	—	559	—	—
5.25% Senior Notes	449	—	—	—	—	449	—
Interest payments on long-term debt	549	59	149	149	133	59	—
Apple Ridge Securitization	160	—	160	—	—	—	—
Leases (including imputed interest) (1)	482	34	129	101	79	48	91
Purchase obligations (2)	299	24	51	30	13	7	174
Total	$3,638	$117	$489	$280	$784	$1,703	$265
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
We administer escrow and trust deposits which represent undistributed amounts for the settlement of real estate transactions. These deposits are not assets of the Company and therefore are excluded from the accompanying condensed consolidated balance sheets. However, the Company remains contingently liable for these escrow and trust deposits totaling approximately $1.1 billion and $300 million as of September 30, 2026 and December 31, 2025, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of potential changes in interest rates.
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2026 were $841 million. Certain of our cash and cash equivalents are interest-earning instruments that carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and we do not use derivative financial instruments to manage interest rate risk. Due to the short-term nature of these instruments, changes in interest rates would not have a material impact on their fair value.
We are also subject to interest rate exposure on our Revolving Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Our Revolving Credit Facility bears interest at Term SOFR plus an applicable rate between 1.50% and 2.25% per annum, based on a pricing grid in which the levels are set based on the Company’s Total Net Leverage Ratio (as defined in the underlying agreement). As of September 30, 2026, we had no borrowings outstanding under the Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would not result in a material change in interest expense.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In January 2025, we completed our acquisition of At World Properties Holdings, LLC and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2026 includes the internal control over financial reporting specific to At World Properties Holdings, LLC and its consolidated subsidiaries.

In January 2026, we completed our acquisition of Anywhere Real Estate Inc. and its consolidated subsidiaries. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2026 did not include the internal control over financial reporting specific to Anywhere Real Estate Inc. and its consolidated subsidiaries given the election available under the SEC staff’s guidance that an assessment of internal control over financial reporting specific to a recently acquired business may be omitted from the scope of management’s assessment for one year from the date of acquisition. Excluding intangible assets, net and goodwill, Anywhere Real Estate Inc. and its consolidated subsidiaries represented approximately 19% of our consolidated assets as of September 30, 2026 and approximately 45% of our consolidated revenue for the nine months ended September 30, 2026.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
From July 1, 2026 through November 6, 2026, we offered, sold and issued the following unregistered securities:
(1) On July 2, 2026, August 11, 2026, September 1, 2026, September 21, 2026, October 2, 2026 and October 30, 2026, we issued an aggregate of 5,310,067 shares of our Class A common stock as original consideration and as earnout consideration in connection with certain transactions.
The offer, sale and issuance of the securities described above were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act, and appropriate legends were placed upon the securities issued in these transactions.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On August 7, 2026, Robert Reffkin, Founder and Chief Executive Officer, and Ruth Reffkin Family Trust, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,840,743 shares of the Company's common stock at various limit prices. This arrangement replaces a prior Rule 10b5-1 trading plan adopted on March 3, 2026 covering up to 3,411,111 shares, which was terminated on August 6, 2026, after 70,368 shares were sold. The trading arrangement is set to end on October 29, 2027.

On September 15, 2026, Scott Wahlers, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 718,259 shares of the Company's common stock at various limit prices. The trading arrangement is set to end on February 9, 2030.

On August 6, 2026, Ethan Glass, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 151,399 shares of the Company's common stock at various limit prices. The trading arrangement is set to end on December 31, 2027.
On August 6, 2026, Timothy Gustavson, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 66,569 shares of the Company's common stock at various limit prices. The trading arrangement is set to end on November 5, 2027.

ITEM 6. EXHIBITS
Exhibit Index

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Supplemental Indenture No. 1, dated as of April 29, 2026, to the 0.25% Convertible Senior Notes Indenture.	10-Q	001-40291	4.7	05/08/26

10.1	Amendment No. 1 dated April 30, 2026 to the Revolving Credit and Guaranty Agreement by and among Compass, Inc., the Obligors party thereto, Morgan Stanley Senior Funding, Inc., the Lenders, and Issuing Banks party thereto, dated as of November 17, 2025.	10-Q	001-40291	10.4	05/08/26

10.2	Amendment No. 3 to the Second Amended and Restated Revolving Credit and Security Agreement among Compass Concierge SPV I, LLC, Compass Concierge, LLC, and Barclays Bank PLC and the lenders party thereto, dated as of April 24, 2026.	10-Q	001-40291	10.6	05/08/26

10.3	Put Agreement dated April 15, 2026.	8-K	001-40291	10.1	04/15/26

10.4+	Form of Severance and Change in Control Agreement between Compass, Inc. and non-CEO executive officers (Revised May 2026).	10-Q	001-40291	10.9	05/08/26

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
		10-Q	001-40291	10.5	08/06/26

10.6
23rd Omnibus Amendment, dated as of October 27, 2026, by and among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, and transfer agent and registrar, the Managing Agents party to the Note Purchase Agreement, the Purchasers party to the Note Purchase Agreement, Crédit Agricole Corporate and Investment Bank, as administrative agent and lead arranger, and Compass, Inc., as performance guarantor, which amends and conforms the Purchase Agreement and Master Indenture.
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

COMPASS, INC.

Date: November 6, 2026	By:	/s/ Robert Reffkin
Robert Reffkin
Chairman, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Scott Wahlers
Scott Wahlers
Chief Financial Officer
(Principal Financial Officer)
i